Form 10-K405
period 1996-10-31
ADVANCED DIGITAL INFORMATION CORP
filed 1997-01-16
CIK 770403

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHAGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-21103

                    ADVANCED DIGITAL INFORMATION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                 WASHINGTON                                      91-1618616
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
             10201 WILLOWS ROAD                                    98052
             REDMOND-WASHINGTON                                  (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 881-8004

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                             ON WHICH REGISTERED
--------------------------------------------    --------------------------------------------
                   (None)                                          (None)

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---  ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant is $112,303,425 as of December 31, 1996, based on the closing sale price of such stock on the Nasdaq National Market on that date.

     There were 8,015,368 shares of common stock outstanding as of December 31, 1996.

     The Index to Exhibits appears on page 31.

     Part III is incorporated by reference from the proxy statement to be filed in connection with the 1997 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Advanced Digital Information Corporation ("ADIC" or the "Company") designs, manufactures, markets and supports specialized data storage peripherals used to backup and archive electronic data for PC/LAN (Novell Netware and Microsoft Windows NT) and Unix client/server network computing environments. The Company's principal products, automated tape libraries, integrate proprietary electro-mechanical robotics, electronic hardware, and firmware developed by the Company with industry standard, technologically advanced tape drives supplied by third parties. The Company addresses its markets by offering a broad family of standalone tape drives and automated tape libraries with data storage capacity ranging from four gigabytes to over three terabytes and incorporating a variety of tape drive technologies, including 4mm/DAT, 8mm, and DLT.

     In February 1994, the Company was acquired by Interpoint Corporation ("Interpoint") to allow Interpoint to expand its business in proprietary and branded products and to provide ADIC with additional access to capital and management. In June 1994, Interpoint acquired ADIC Europe SARL ("ADIC Europe" or "ADE") to provide international sales and distribution support.

     On October 15, 1996, Interpoint and ADIC finalized a series of transactions whereby Interpoint made a distribution to its shareholders of all the shares of ADIC Common Stock. Just prior to the distribution, Interpoint made certain capital contributions to ADIC and transferred certain other assets, including its ownership of ADE, to ADIC. ADIC believes that its access to capital, ability to attract personnel and potential to adapt in a rapidly changing industry has been enhanced as a result of the spin-off.

     The Company's customers are located worldwide and range in size from large multi-national companies to small businesses. The Company markets its products in North America, Europe, and the Asia Pacific region through multiple distribution channels, including distributors, value-added resellers ("VARs"), and original equipment manufacturers ("OEMs"). The Company supports these channels and its end customers with a combination of regional field sales, systems engineering, and technical support personnel, as well as third-party on-site service organizations.

INDUSTRY

     CLIENT/SERVER NETWORK DATA BACKUP

     The Company believes that multiple trends continue to foster growth of the data storage segment of the client/server network computing environment. Personal computer and workstation microprocessors continue dramatic increases in performance, both absolutely and relative to their cost. Enabled by this increased processing power and the increasing sophistication of both network operating systems and relational databases, core business processes (such as financial transaction processing, materials requirements planning, document imaging and management of patient records, engineering drawings and customer databases) are migrating from manual processes or mainframes to lower cost client/server computer networks. In addition, the advent of the Internet, electronic mail, and groupware continue to foster further client/server network computing growth. The combination of these trends is driving a proliferation of client/server network computing.

     As the market for client/server networks grows, so does the market for data storage in these environments. Each of the trends outlined above is driving not only an increase in the installed base of networks, but also an increase in the data storage requirements of a given network. The data stored on client/server networks is not only growing in volume, but also in value. As a business migrates its core processes to client/server computer networks, the electronic data stored on these networks, such as a customer or patient database, a set of engineering drawings, or a record of financial transactions, becomes an increasingly vital asset. The opportunity cost of data loss has become extraordinarily high, with potentially large and long-term negative impacts on a business. Data loss can result from a wide variety of causes, including human error, equipment failure, database corruption, computer viruses, and even man-made or natural disasters. Because critical digital data can be lost for many reasons, systematic and cost-effective backup and archiving of data stored on client/server networks is essential to protecting one of a firm's most important assets.

     AUTOMATED TAPE LIBRARIES

     The Company believes automated tape libraries, which operate in conjunction with storage management software and incorporate magnetic tape drive technology, provide the best systematic and cost-effective backup solution for client/server networks. These products provide client/server networks with automatic, software-controlled access to multiple magnetic tape cartridges for storage and retrieval of digitally stored data. Automated tape libraries, housing these tapes and one or more tape drives, utilize an electro-mechanical robotic mechanism to manipulate the tape cartridges, loading and unloading specific tape cartridges into and out of the tape drive or drives as directed by the storage management software.

     An automated tape library efficiently systematizes the network backup process through a number of features. As directed by storage management software, an automated tape library can perform sophisticated backups of a network's data without human intervention, automatically backing up specific network data to specific tapes at specific times. This process operates in a "lights out" mode, backing up the network at any time, day or night, eliminating the need for system administrator staffing when the network is backed up, generally at night. Access to multiple tape cartridges enables the library to automatically store much more data than a standalone drive, eliminating the need for a system administrator to swap tapes in order to back-up all the data. Because magnetic tape drives utilize a removable, robust media, data backed up by an automatic tape library, unlike a typical hard disk drive, can be reliably stored off-site as an element of a disaster recovery scheme.

     Within the library, tape cartridges are typically organized in magazines. In some cases, these magazines of tapes are removable, easing storage and off-site transfer of the tapes. A library with multiple tape drives can backup data simultaneously with each drive, significantly speeding up the backup process. Some larger libraries feature a barcode system which, in conjunction with the storage management software, can catalog each tape, further enhancing the management of the data. Libraries often feature key lock access to the tapes, providing security protection for the data by preventing undesired human access. Some libraries feature a software and password controlled access feature which allows for controlled addition or removal of selected cartridges without providing open access to all tapes housed within the library or taking the library off-line.

     The systemization of the backup process provided by an automated tape library enhances the protection of valuable data stored on client/server networks. The backups occur automatically and in a pre-defined, organized fashion. Human intervention is minimized, eliminating a major cause of backup failures due to mistakes, neglect or disorganization.

     Further, automated tape libraries provide this protection cost-effectively by leveraging cost-effective magnetic tape drive technology. Backup and archival storage needs differ somewhat from the demands of other storage applications, with overall capacity being more important than the speed of data access due to the nature of backup versus online data storage. While slower in data access time than other digital storage technologies such as hard disk drives and optical drives, the Company believes that magnetic tape drives are the most cost-effective technology for storing large amounts of data. Although the cost of each of these technologies continues to fall on a dollar-per-gigabyte basis, the Company believes that magnetic tape drives will continue to be the most economical in terms of cost per unit of data storage for the foreseeable future. Automated tape libraries enhance this cost-effectiveness by automating the access to multiple data cartridges by each tape drive, dropping further the dollar-per-gigabyte of storage cost relative to other technologies.

STRATEGY

     The Company's goal is to continue expanding its position as a market leader in providing automated tape libraries and complementary products to the client/server network computing marketplace. Key components of the Company's strategy include:

     Offer A Full Range of Library Products. The Company believes it currently offers the most complete range of automated tape library and standalone drive products available for the client/server network marketplace. Available storage capacities range from four gigabytes to over three terabytes. Although different types and sizes of client/server networks require different levels of tape library capacity and performance, the Company's broad product family provides both end users and channel partners with "one-stop-shopping" for products, service, and support. By offering standalone drive products in addition to libraries, the Company is able to further enhance the breadth of its product line and seed the market at the low end, familiarizing customers with its brand name and products.

     Offer Products In Multiple Drive Technologies. The Company believes offering automated tape libraries based on several magnetic tape drive technologies, including 4mm/DAT, 8mm, and DLT, results in a number of benefits. This strategy enables the Company to rapidly develop and offer to its customers leading-edge products by incorporating whichever tape drive technology happens to be state-of-the-art at the time. In addition, this strategy further broadens the Company's product line. It also further leverages both research and development, as well as manufacturing. By avoiding reliance on a single tape drive technology, the Company reduces the risk its products will be superseded by technological developments. Offering multiple drive technologies also enables the Company to address different market segments which may have preferences for one technology over another.

     Leverage Technology Across Products. The Company is able to leverage nearly a decade of automated tape library research and development investment across a number of products. Successive products and product line extensions build on an existing foundation of technology and knowledge, including operating systems software, electronic hardware, and electro-mechanical hardware. Leveraging its existing technology to build a broad product line enables the Company to decrease both the time-to-market and development costs of new products. The Company's most recently launched product, the Scalar library, features fifth-generation technology in many of these elements. Finally, this strategy also enhances manufacturing leverage and flexibility. The Company is able to share common parts, manufacturing resources, and suppliers across a wide range of products.

     Further Develop Strong Worldwide Distribution Channels. The Company has established and continues to develop strong distribution channels in the North American, European, and Pacific Rim markets. The Company has numerous long-standing relationships with a network of national distributors and resellers who have experience in offering the Company's line of products. These distribution channels enable the Company to cost-effectively offer its broad range of current products to multiple market segments and provide an immediate outlet for new products as they are developed. As is appropriate, the Company intends to pursue additional channel partnerships to address untapped or under-penetrated market segments.

     Offer Broad Technical Support. The Company believes there is value in offering a range of services coupled with the sale of its products. This process frequently begins with a consultative sale, with the Company's sales force and systems engineers providing technical recommendations to its channel partners and end users. After the sale, the Company provides twenty-four hour a day telephone technical support. The Company's technical support staff is able to address customers' inquiries beyond the automated tape library hardware level by being knowledgeable of storage management software and systems. In situations where problems grow in sophistication beyond the scope of the Company's technical support staff, systems engineers can be made available for telephone or on-site consultation. The Company also offers customers various levels of on-site service programs through third-party providers. Finally, the Company offers a comprehensive training program to resellers and end users.

     Develop or Acquire Related Specialized Storage Products. The Company believes that growth of the client/server network data storage market will create opportunities for it to expand its product offerings. The

Company intends to continually seek out related market niches which leverage its strengths. The Company has over a decade of research and development experience in client/server network data storage and it believes this experience may be readily applied beyond automated tape libraries to other specialized storage products. In addition, the Company believes its distribution channels can be leveraged to distribute related data storage products through to end customers. New, related storage products could originate from internal research and development or through acquisitions.

PRODUCTS

     The Company's principal products, automated tape libraries, integrate proprietary electro-mechanical robotics, electronic hardware, and firmware developed by the Company with industry standard technologically advanced tape drives supplied by third parties housed in a desktop, rackmount, or floor-standing enclosure. When operated in conjunction with storage management software, the Company's libraries provide a complete solution for systematically and cost-effectively automating data storage backup and archival in client/server network computing environments.

     The Company offers a family of automated tape libraries and standalone tape drive products with different data storage capacity and data transfer rate characteristics. The products vary by tape technology, number of tape drives, and number of tape storage cartridges. New library product development is driven by two sources, the identification of new market opportunities and the availability of new tape drive technologies. The identification of new market opportunities results from ongoing work by the Company's sales, marketing, and product management organizations to identify new products to fulfill customer and marketplace needs. In addition, the Company maintains close relationships with tape drive manufacturers in order to stay abreast of technology developments.

STORAGE MANAGEMENT SOFTWARE

     The majority of the Company's products are installed on client/server computer networks in conjunction with storage management software. Currently, over fifty different storage management software packages support the Company's products. On the Novell NetWare and Microsoft Windows NT platforms, these packages include products from Cheyenne Software, Seagate Software (Arcada and Palindrome), Legato Systems, and STAC. On UNIX platforms, these packages include products from Legato Systems, IBM ADSM, OpenVision Technologies, Cheyenne Software, and Spectra Logic (Alexandria).

     The Company works closely with storage management software companies in a number of ways. The Company periodically engages in discussions with these developers regarding the marketplace, end-user needs, and potential solutions to these needs combining the Company's products and the developer's storage management software. The Company partners with storage management software companies to offer promotional product bundles, offering customers a special price on the combination of a Company product and a storage management software product. In addition, the Company's field sales force strives to maintain relationships with its counterparts from each of the storage management software companies and frequently participates in joint sales calls and seminars. The Company also maintains technical relationships with these developers, in most cases providing Company products for their use in developing software for these products. The Company's system engineering lab has many storage management software products running in-house in order to perform ongoing compatibility testing.

SALES AND MARKETING

     The Company's strategy is to deploy a comprehensive sales, marketing, and support infrastructure to address the market for client/server network storage peripherals both domestically and internationally. The Company relies on multiple distribution channels to reach end-user customers ranging in size from small businesses to large multinational corporations. The Company's channels include distributors, VARs and OEMs. The Company supports these channels with a field sales force operating out of regional offices in the following locations:
Atlanta, Dallas, London, Los Angeles, Munich, New York, Paris, San Francisco and Redmond, Washington.

     RESELLERS

     North American Distributors. The Company sells its products to large regional and national distributors who in turn resell the Company's products to national, regional, or local VARs with expertise in integrating network solutions for end customers. The Company provides support for these VARs through its authorized reseller programs. In the case of larger, more complex sales situations, the Company's field sales force may work in conjunction with a VAR to support the sale. The Company currently has relationships with six major North American distributors, including Access Graphics, Gates/FA, GBC Distributing Inc., Ingram Micro, Tech Data, and Tenex Data. For the fiscal year ended October 31, 1996, Ingram Micro and Tech Data represented 23% and 21%, respectively, of the Company's net sales.

     International Distributors. Similar to North America, the Company also has relationships with a number of large regional and national distributors internationally. These include P.S. Solutions Pty. Ltd. in Australia, Infodip in France, Megabyte EDV-Handels GmbH and TIM GmbH in Germany, Tallgrass Technologies in Scandinavia as well as Memory Technology Limited and Transformation Software Limited in the United Kingdom. International sales represented 36% of net sales in fiscal year 1996, the majority of which occurred in Europe. The Company believes that international markets represent an attractive growth opportunity and intends to expand the scope of its international sales efforts in part by continuing to actively pursue additional international distributors and resellers.

     Premier VAR Program. The Company has direct sales relationships with approximately 25 "Premier VARs" throughout North America and Europe. These Premier VARs are typically larger VARs specializing in data storage and network solutions for client/server networks. Premier VARs assume increased levels of responsibility for sales and support, though are still occasionally assisted by the Company's field sales force in certain large, complex sales situations.

     OEMS

     The Company sells its products to several companies under a private label or OEM relationship. These companies sell the products under their own brand name, sometimes after enhancing the product technically to target a specific market, performance, or application niche. Private labelers and OEMs assume responsibility for product sales, service and support. These relationships enable the Company to reach end-user market niches not served by its other reseller distribution channels. Although not a key component to its strategy, the Company maintains ongoing discussions with private labelers and OEMs, including leading systems suppliers, regarding opportunities with the Company's products. The large majority of Company products are sold through non-OEM channels under the ADIC brand name.

     CORPORATE SALES

     The Company maintains corporate sales relationships with a number of large national and multinational companies, including financial institutions, telecommunications companies, large industrial corporations and professional service firms. In these sales situations, the Company typically works with such company's central information services organization to assess data storage backup needs and then recommend a solution incorporating the Company's products. The successful culmination of this recommendation is the creation of a corporate standard around a selection of the Company's products. Once this standard is established, organizations throughout the firm can purchase the Company's products to meet their needs.

     CORPORATE MARKETING

     The Company supports its channel sales and its field sales force efforts with a broad array of marketing programs designed to build the Company's brand name, attract additional resellers, and generate end-user demand. Resellers are provided with a full range of marketing material including product specification literature and application notes. The Company advertises in key network systems publications and participates in national and regional tradeshows both domestically and internationally. The Company's World Wide Web page (http://www.adic.com) features a comprehensive collection of marketing information including product specification sheets, product user manuals, and application notes. The Company's field sales force conducts seminars targeting end users, frequently in conjunction with a sales representative from one of the storage management software companies. The Company also conducts sales and technical training classes for its resellers. The Company periodically engages in various promotional activities for resellers and end users, including product-specific rebates, bundling its products with selected storage management software, and certificates for free tape drive cleaning cartridges.

     In addition to the activities outlined above, the Company's marketing organization, specifically its product management team, is responsible for initiating development of new products and product line extensions. In order to create the Company's product development plan, the product management team combines its assessment of end-user needs, channel requirements, technology developments and competitive factors with input from the engineering, sales, and manufacturing organizations.

     CUSTOMER SERVICE AND SUPPORT

     The Company views customer service and support as strategically important elements of its business model. It feels customers increasingly value not only excellent products, but also excellent service and support of those products. The Company's customer service and support effort consists of five components.

     Technical Support. The Company maintains an internal technical support organization. Technical support personnel are available to all customers via telephone, facsimile, and Internet electronic mail to answer questions and solve problems relating to the Company's products. Technical support personnel are not only trained with respect to the Company's products, but are also experienced with storage management and network operating system software. This service is available to all customers at no charge. Products with problems not resolved via telephone support may be returned to the Company for repair or replacement during the warranty period. For a nominal fee, customers may choose to receive a "hot swap" exchange unit which will be shipped via express mail within twenty-four hours.

     Systems Engineering. The Company also maintains a staff of systems engineers who provide both pre-and post-sales support to resellers and end users. Systems engineers typically become involved in more complex problem solving situations involving interactions between the Company's products, the storage management software, the network server hardware, and the network operating system. System engineers work with resellers and end users both over the telephone and on-site.

     On-site Service. The Company contracts with third-party service providers to offer on-site service for its products. A wide variety of programs are available, up to and including twenty-four hour a day, seven day a week on-site service.

     Training. The Company offers a comprehensive training program to resellers and end users. Training classes are conducted at the Company's headquarters location and on-site at reseller and end-user locations worldwide.

     Warranty. For standard Company products, parts and labor are covered for two years. With respect to drives and tapes used in the Company's products but manufactured by a third party, the Company passes on to the customer the warranty on such drives and tapes provided by the manufacturer.

RESEARCH AND DEVELOPMENT

     The Company's research and development team has nearly ten years and five product generations of experience developing automated tape library products. The Company's research and development efforts rely on the integration of multiple engineering disciplines to generate products which competitively meet market needs in a timely fashion. Successful development of automated tape libraries requires the melding of firmware design, electro-mechanical design, electronic design, and engineering packaging into a single, integrated product. Product success also relies on the engineering team's thorough knowledge of each of the different tape drive technologies and SCSI protocol.

     The Company's new products arise from two primary sources. The first, and sometimes more straightforward source, is the availability of an evolved or new tape drive technology. As they compete in the marketplace, tape drive manufacturers continually invest in research and development to gain performance leadership either by offering increasingly enhanced versions of their current drive products or by coming out with a new drive technology altogether.

     The Company benefits from these industry developments by quickly utilizing these new tape drive technologies in its products. If a new drive is an enhanced version of one already incorporated in one or more of the Company's products, the Company's time and dollar investment to incorporate the new drive can be quite small, with the focus being on verification testing. With new tape drive technology introductions, the level of effort required to develop a corresponding product depends somewhat on the form factor of the drive and media. In cases where the form factors match a drive technology currently supported, again the time and investment required can be quite low. When the form factors differ, the time and investment requirements can grow substantially, to include requiring development of a new product altogether. Given the importance of relationships with tape drive manufacturers to the Company's success, the Company strives to, and believes it does, maintain close, high-level relationships on both a management and technical level with several tape drive manufacturers.

     The Company's second source for new products is the more traditional identification of a new product which will fill a market need in which the Company believes it can successfully compete. The sales, marketing, product development, and engineering organizations all contribute to this identification process. With these product development efforts, time and investment requirements tend to be significant, both in terms of engineering and tooling for manufacturing.

     However, the Company has found that it has been able to leverage its previous engineering investments into new products. For example, the firmware, or operating system, of the fifth-generation Scalar library product is based on successive generations of the operating system developed for the Company's first library. Similarly, the Company's engineers have been able to leverage its electro-mechanical and electronic hardware designs from previous products into next-generation designs. In some cases, entire sub-assemblies are transferable, leveraging not only engineering time but also tooling investments, materials purchasing, inventory stocking, and manufacturing.

     The Company's research and development expenses were $1,542,000, $1,097,000 and $1,037,000 for fiscal years 1996, 1995, and 1994, respectively. The Company anticipates making comparable or increased investments in research and development efforts in the future.

MANUFACTURING

     The Company's manufacturing processes, which are ISO 9001 certified, entail manufacturing electro-mechanical robotic devices, integrating into them tape drives, and performing testing on the completed device. The Company's manufacturing strategy is to perform product assembly, integration and testing, leaving component and piece part manufacturing to its supplier partners. The Company works closely with a group of regional, national, and international suppliers to obtain quality parts and components meeting its specifications. Though the Company's designs are proprietary, the various components are available off the shelf or are manufactured using standard, readily-available techniques, limiting supplier base risk and easing volume increases. Inventory planning and management is coordinated closely with suppliers and customers to match the Company's production to market demand. Product orders are confirmed and, in most cases, shipped to the customer within one week. The Company fills orders as they are received and therefore believes that its backlog levels are not indicative of future sales.

COMPETITION

     The market for network data storage peripherals, and automated tape libraries in particular, is intensely competitive, highly fragmented, and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products they offer. As the Company offers a broad range of automated tape library and complementary products, it tends to have a broad number of competitors which differ depending on the particular product format and performance level. Regarding 4mm/DAT products, the Company believes it competes with Hewlett Packard, Seagate, Sony, and Spectra

Logic. With respect to DLT products, the Company believes ATL, Breece Hill, Overland Data, Quantum and StorageTek make up its competition. With 8mm products, the Company believes its competition is represented by Exabyte, Qualstar, Spectra Logic, and StorageTek. Since there are relatively low barriers to entry into the automated tape library market, the Company anticipates increased competition from other fronts, ranging from emerging to established companies, including large system OEMs. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than the Company. The Company's competitors may develop new technologies and products that are more effective than the Company's products. In addition, competitive products may be manufactured and marketed more successfully than the Company's products. Such developments could render the Company's products less competitive or obsolete, and could have a material adverse effect on the Company's business, financial condition and ability to market the Company's products as currently contemplated. The Company believes the primary competitive factors in the market for network data storage products are product quality, effectiveness, reliability and price, as well as customer issues, including technical and sales support.

PROPRIETARY RIGHTS

     Although the Company relies predominately on its full product line, strong channel structure, and nearly a decade of library development experience to compete in its marketplace, the Company does have or is pursuing numerous patents on various design elements of its automated tape library products. There can be no assurance that pending patent applications will ultimately issue as patents or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's proprietary rights. In addition, there can be no assurance that issued patents or pending applications will not be challenged or circumvented by competitors, or that the rights granted thereunder will provide competitive advantages to the Company.

     The Company relies on a combination of patent and trademark laws, trade secrecy, confidentiality procedures, and contractual provisions to protect its intellectual property rights. There can be no assurance that these procedures will be successful, that the Company would have adequate remedies for any breach or that the Company's trade secrets and know-how will not otherwise become known to or independently developed by competitors.

FOREIGN OPERATIONS AND EXPORT SALES

     Export sales of ADIC products during the fiscal years ended October 31, 1996, 1995, and 1994 totaled $21,216,000, $14,930,000 and $5,508,000, respectively, with the majority of these sales occurring in Europe. European sales are transacted out of ADIC Europe, a wholly owned subsidiary acquired in June 1994.

EMPLOYEES (TEAM MEMBERS)

     As of October 31, 1996, the Company had 136 full-time Team Members, including 35 in sales and marketing, 18 in research and development, systems engineering and technical support, 67 in manufacturing and operations, and 16 in finance, general administration, and management. None of the Company's Team Members are covered by collective bargaining agreements, and management believes its relationship with Team Members is good.

     The Company's success depends in large part on its ability to attract and retain key Team Members. Competition among network data storage peripheral companies for highly skilled technical and management personnel is intense. There can be no assurance that the Company will be successful in retaining its existing Team Members, or in attracting additional qualified Team Members.

ITEM 2.  FACILITIES

     The Company currently leases a 41,000 square foot facility in Redmond, Washington, under a lease which expires in 2005. This facility currently houses the primary executive offices of the Company, as well as its marketing, insides sales, sales administration, customer support, research and development, systems engineering, and manufacturing organizations. The Company currently leases office space throughout the

United States for its regional sales offices and in Paris, France for the sales, marketing, and customer support organizations serving Europe, the Middle East, and Africa.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has no legal proceedings of a material nature underway.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period the Company was an independent public company.

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDERS MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol ADIC on October 17, 1996. As of October 31, 1996, there were approximately 308 shareholders of record.

     The high and low closing sales prices for the period from October 17, 1996 to October 31, 1996 were $14 3/4 and $10, respectively. It is not anticipated that cash dividends will be paid on shares of the Company's Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company are derived from the Company's historical financial statements and notes thereto. For the two-year period ended October 31, 1995 and through October 15, 1996, this selected financial data relate to the Company as it was operated as part of Interpoint. For the two-year period ended September 30, 1993, the selected financial data relate to the operation of the Company as an independent company. In order to conform the Company's fiscal year end to Interpoint's fiscal year end upon the merger of the Company into Interpoint in February 1994, the Company's financial statements for the month of October 1993 are not included for either of the fiscal years ended October 31, 1994 or September 30, 1993. The information set forth below should be read in conjunction with the Company's financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation".

                                                            AT OR FOR                  AT OR FOR
                                                        FISCAL YEAR ENDED          FISCAL YEAR ENDED
                                                           OCTOBER 31,               SEPTEMBER 30,
                                                 -------------------------------   -----------------
                                                 1996(1)   1995(1)   1994(1),(2)    1993      1992
                                                 -------   -------   -----------   -------   -------
                                                    (In thousands, except for per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net Sales....................................    $58,957   $31,716     $20,083     $17,108   $12,837
Gross profit.................................     17,070     9,609       6,588       6,333     4,006
Acquisition expenses(3)......................         --        --         590          --        --
Income (loss) before (provision) benefit for
  income taxes...............................      5,288       215        (142)      1,593       986
Net income (loss)............................      3,430       292         (42)      1,285       964
Pro forma net income per share(4)
  (unaudited)................................      $0.41     $0.04
CONSOLIDATED BALANCE SHEETS:
Working capital..............................     24,596     7,249       4,156       3,004     2,080
Total assets.................................     36,710    13,943       8,710       5,895     3,958
Long-term debt and loan from Interpoint,
  excluding current portion..................         --     5,434       2,358         672       916
Shareholders' equity.........................     26,387     3,387       3,027       2,808     1,524

---------------
(1) The fiscal years ended October 31, 1995 and 1994 and through October 15 of the fiscal year ended October 31, 1996 reflect the Company's results of operations as a wholly owned subsidiary of Interpoint. The Company was acquired by Interpoint in February 1994 in a transaction accounted for as a pooling of interests. Results of operations include allocations of corporate expenses and interest expense on intercompany borrowings. The fiscal years ended September 30, 1993 and 1992 reflect the Company's results of operations as a separate company prior to its acquisition by Interpoint.

(2) In June 1994, the Company acquired its wholly owned subsidiary, ADIC Europe, in a transaction accounted for as a purchase.

(3) In February 1994, the Company incurred $590,000 in acquisition-related expenses associated with its acquisition by Interpoint.

(4) Pro forma net income per share is calculated for the fiscal year ended October 31, 1995 based on the number of shares of Interpoint Common Stock outstanding at June 30, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method, of the number of ADIC stock options outstanding immediately following the spin-off. Unaudited pro forma net income per share for the year ended October 31, 1996 is based on the number of ADIC shares outstanding at October 31, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method, at the same date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

GENERAL

     The Company was organized in 1983 to develop data backup and storage subsystems for computer systems. Its first product, launched in 1984, was a data cartridge tape drive system for use in MS-DOS applications. This initial product and a number of follow-on products used a variety of data storage technologies and media supplied by third parties, including large-capacity hard disks, but incorporated little technology which was proprietary to the Company. With the objective of improving margins by increasing the proprietary features of it product line, in 1988 the Company introduced a random access automatic tape changer, the LANbacker. Building on the proprietary electro-mechanical robotics and software incorporated into the LANbacker, in November 1991 the Company introduced a data backup tape changer product utilizing 4mm/DAT technology, the first product in its automated tape library family. Subsequently, the

Company has pursued a strategy of offering the market a full range of automated tape library products through development of new library platforms that incorporate leading-edge tape drive technologies, including 4mm/DAT, 8mm, and DLT.

     In addition to automated tape libraries, the Company also markets tape products such as standalone tape drives and tape media in order to offer its customers a complete line of tape products for their backup and archiving needs. The Company historically remarketed a variety of additional products principally supplied by third parties and sold either under the Company's or the manufacturer's name, such as disk controller boards, storage management software and other products, as part of a complete storage system solution. Aside from special promotional programs offering storage management software packages bundled with library products, the Company has largely ceased sales of these product types.

     When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words "expects," "anticipates," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results, performance or achievements of the Company or industry trends to differ materially from those projected. These risks are detailed in ADIC's Form 10 Information Statement on file with the SEC, and are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FISCAL YEAR 1996 COMPARED TO 1995

     Net sales increased 86% from $31,716,000 in fiscal 1995 to $58,957,000 in fiscal 1996. The increase was the result of strong sales volume in the Company's DLT-based products, which were introduced beginning late in fiscal 1995. Net sales of older products, including certain 4mm and 8mm tape libraries, have decreased somewhat. Several times during the year the Company reduced prices on selected products.

     Sales continue to be through multiple channels, with the majority being sold to distributors. International sales increased 42% during this period from $14,930,000 to $21,216,000.

     Gross profit decreased slightly from 30% of net sales in fiscal 1995 to 29% of sales in fiscal 1996. The cost of direct material comprised the majority of cost of sales in both years with the most significant cost item being the tape drive(s). Fiscal 1996 gross profit was somewhat impacted by the mix shift to DLT-based products due to the relatively higher cost of DLT tape drives compared to 4mm or 8mm drives. The Company continues to work towards cost reductions, but expects that the large drive cost component of the product will cause future margins to be consistent with those experienced in fiscal 1996.

     Selling and administrative expenses increased to $9,846,000 in fiscal 1996 from $8,001,000 in fiscal 1995. In percentage terms, selling and administrative expenses dropped from 25% of sales in fiscal 1995 to 17% of sales in fiscal 1996. The Company has invested significant resources in sales and marketing over the last two years and has been able to leverage these expenditures in 1996 with the additional sales volume. The Company expects to incur additional administrative costs in fiscal 1997 as the result of being a stand-alone public company. These increases include costs such as additional executive compensation, investor relations costs and additional professional services.

     Research and development expenses were $1,542,000 or 2.6% of net sales for fiscal 1996 compared to $1,097,000 or 3.5% in fiscal 1995. Research and development expenditures include new product development as well as product testing and systems engineering. The increase in dollar spending in fiscal 1996 was due to increases in development expenses for the Company's VLS DLT and Scalar DLT products.

     Other expenses were $395,000 for fiscal 1996 compared to $296,000 for the prior year. Interest expense increased by $231,000 from fiscal 1995 to fiscal 1996 and is related to increased borrowings on the intercompany debt to Interpoint which was forgiven prior to the effective date of the spin-off. Offsetting these expenses in fiscal 1996 are gains from foreign currency transactions of $114,000. These gains arise as a result of the operation of ADIC Europe, the functional currency of which is French francs. ADIC Europe buys product from ADIC in U.S. dollars and resells approximately 80-90% of such product in U.S. dollars. However, because francs are used as the functional accounting currency, all monetary assets and liabilities are translated into francs on ADIC Europe's financial statements. To the extent that these monetary assets and liabilities do not fully offset each other and the franc-to-U.S. dollar exchange rate changes, transaction gains or losses may result. The Company attempts to estimate this potential exposure as well as exposure for those sales denominated in other currencies, and implement appropriate hedging strategies.

     As a result of the intercompany loan forgiveness and additional capital contribution from Interpoint, the Company expects to record interest income rather than interest expense in fiscal 1997.

     The provision for income tax expense is 35% in fiscal 1996 compared to a benefit of 36% in fiscal 1995. The Company believes that the tax rate reflected in the 1996 results, which includes taxes paid in various federal, state and international jurisdictions, is indicative of the Company's tax rate in future periods. The benefit in fiscal 1995 was due primarily to the recognition of certain operating loss carryforwards at ADIC Europe.

FISCAL YEAR 1995 COMPARED TO 1994

     Net sales increased by 58% to $31,716,000 from fiscal 1994 to fiscal 1995. The increase in net sales was primarily due to strong worldwide market acceptance of the Company's automated tape libraries and standalone tape drive products. In addition, approximately $9,000,000 of the growth from fiscal 1994 to fiscal 1995 is a result of the inclusion of a full year of operations of ADIC Europe, which was acquired in June 1994. International sales grew to $14,930,000 or 47% of net sales in fiscal 1995 compared to $5,508,000 or 27% in fiscal 1994.

     The gross profit margin decreased from 33% in fiscal 1994 to 30% in 1995 due to the introduction of DLT-based products and the growth in the percentage of the overall product mix represented by sales of lower-margin non-library products by ADIC Europe.

     Selling and administrative expenses totaled $8,001,000 in fiscal 1995, compared to $5,000,000 in fiscal 1994. These expenses were consistent as a percentage of sales at 25%. The increase in dollar spending reflects a decision to increase the Company's investment in sales and marketing both in the U.S. and in Europe. The increased expenditure level also is due to the full-year impact in fiscal 1995 of the ADIC Europe acquisition.

     Research and development expenses remained relatively constant from fiscal 1994 to fiscal 1995 although the increase in net sales caused it to decrease as a percentage of net sales.

     The acquisition expense in fiscal 1994 relates to the merger of Interpoint and ADIC in February of that year.

     Other expenses for fiscal 1995 were $296,000 compared to $102,000 in fiscal 1994. The majority of these expenses relate to interest expense on the intercompany loan which increased as additional working capital was needed to support the increased sales volume.

     Income tax benefits were $77,000 and $99,000 for fiscal 1995 and fiscal 1994, respectively. The benefits for income taxes in both years were primarily associated with the recognition of a net operating loss carryforward at ADIC Europe. The net operating loss carryforward existed when ADIC Europe was acquired in June 1994; however, a valuation allowance was provided for this item due to the uncertainty regarding the Company's ability to fully utilize this carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements consist primarily of working capital to fund the expansion of the Company's business. Cash used in operating activities was $3,482,000 in fiscal 1996 which, along with cash used in operating activities in fiscal 1995 and 1994, was funded by borrowings from Interpoint. In conjunction with the spin-off, Interpoint forgave these intercompany loans and contributed an additional $10 million in cash to the Company.

     In addition to cash on hand at year-end of $10,437,000, ADIC has a $10 million line of credit at its commercial bank, all of which is available. The line bears interest at the bank's prime rate or adjusted LIBOR rate.

     The Company had no material or unusual commitments as of October 31, 1996 but may, as opportunities arise, acquire technologies, products, or businesses that complement its business. The Company believes its existing sources of liquidity will provide adequate cash to fund anticipated working capital and other cash requirements through fiscal 1997.

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................   15
Consolidated Balance Sheets at October 31, 1996 and October 31, 1995..................   16
Consolidated Statements of Operations for each of the three years in the period ended
  October 31, 1996....................................................................   17
Consolidated Statements of changes in Shareholders' Equity for each of the three years
  in the period ended October 31, 1996................................................   18
Consolidated Statements of Cash Flows for each of the three years in the period ended
  October 31, 1996....................................................................   19
Notes to Consolidated Financial Statements............................................   20

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of
Advanced Digital Information Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Advanced Digital Information Corporation and its subsidiary at October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As described in Footnote 1, Advanced Digital Information Corporation was a wholly owned subsidiary of Interpoint Corporation prior to October 15, 1996.

                                          Price Waterhouse LLP

Seattle, Washington
November 27, 1996

                    ADVANCED DIGITAL INFORMATION CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                            OCTOBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents.......................................  $10,436,783     $   623,838
  Accounts receivable, net of allowances of $187,000 in 1996 and
     $53,000 in 1995..............................................   12,789,415       5,816,171
  Inventories, net................................................   10,935,520       5,383,931
  Prepaid expenses and other......................................      282,183         227,449
  Deferred income taxes...........................................      474,456         319,657
                                                                    -----------     -----------
     Total current assets.........................................   34,918,357      12,371,046
                                                                    -----------     -----------
Property, plant and equipment, at cost:
  Machinery and equipment.........................................    2,713,682       1,933,090
  Office equipment................................................      350,700         329,686
  Leasehold improvements..........................................      357,282         148,193
                                                                    -----------     -----------
                                                                      3,421,664       2,410,969
  Less: accumulated depreciation and amortization.................   (1,855,457)     (1,234,245)
                                                                    -----------     -----------
     Net property, plant and equipment............................    1,566,207       1,176,724
                                                                    -----------     -----------
Deferred income taxes.............................................       10,370          46,009
                                                                    -----------     -----------
Other assets......................................................      214,739         349,251
                                                                    -----------     -----------
                                                                    $36,709,673     $13,943,030
                                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................  $ 8,460,723     $ 3,937,194
  Accrued liabilities.............................................    1,608,132         980,725
  Income taxes payable............................................      253,716         204,024
                                                                    -----------     -----------
     Total current liabilities....................................   10,322,571       5,121,943
                                                                    -----------     -----------
Loan from Interpoint..............................................           --       5,434,309
                                                                    -----------     -----------
Commitments (Note 9)..............................................           --              --
Shareholders' equity:
     Preferred stock, no par value; 2,000,000 shares authorized;
      none issued and outstanding.................................           --              --
  Common stock, no par value; 40,000,000 shares authorized,
     8,001,992 issued and outstanding at October 31, 1996.........   20,329,806         701,752
  Retained earnings...............................................    5,981,906       2,551,707
  Cumulative translation adjustment...............................       75,390         133,319
                                                                    -----------     -----------
     Total shareholders' equity...................................   26,387,102       3,386,778
                                                                    -----------     -----------
                                                                    $36,709,673     $13,943,030
                                                                    ===========     ===========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED OCTOBER 31,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Net sales...........................................  $58,956,993     $31,716,372     $20,083,275
Cost of sales.......................................   41,886,619      22,107,341      13,495,286
                                                      -----------     -----------     -----------
  Gross profit......................................   17,070,374       9,609,031       6,587,989
                                                      -----------     -----------     -----------
Operating expenses
  Selling and administrative........................    9,846,324       8,001,290       5,000,139
  Research and development..........................    1,541,647       1,097,090       1,037,255
  Acquisition expense...............................           --              --         590,000
                                                      -----------     -----------     -----------
                                                       11,387,971       9,098,380       6,627,394
                                                      -----------     -----------     -----------
Operating profit (loss).............................    5,682,403         510,651         (39,405)
                                                      -----------     -----------     -----------
Other income (expense)
  Interest expense, net.............................     (508,492)       (277,451)       (133,787)
  Foreign currency transaction gains (losses).......      113,821         (18,476)         31,568
                                                      -----------     -----------     -----------
                                                         (394,671)       (295,927)       (102,219)
                                                      -----------     -----------     -----------
Income (loss) before (provision) benefit for income
  taxes.............................................    5,287,732         214,724        (141,624)
                                                      -----------     -----------     -----------
(Provision) benefit for income taxes:
  Current...........................................   (1,981,631)       (176,422)        183,832
  Deferred..........................................      124,098         254,104         (84,491)
                                                      -----------     -----------     -----------
                                                       (1,857,533)         77,682          99,341
                                                      -----------     -----------     -----------
Net income (loss)...................................  $ 3,430,199     $   292,406     $   (42,283)
                                                      ===========     ===========     ===========
Pro forma average number of common and common
  equivalent shares outstanding (unaudited).........    8,274,000       8,010,000
                                                      ===========     ===========
Pro forma net income per share (unaudited)..........  $       .41     $       .04
                                                      ===========     ===========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                            COMMON STOCK                      CUMULATIVE
                                      ------------------------    RETAINED    TRANSLATION
                                        SHARES       AMOUNT       EARNINGS    ADJUSTMENT      TOTAL
                                      ----------   -----------   ----------   ----------   -----------
Balance at September 30, 1993.......   2,436,900   $   613,752   $2,194,399                $ 2,808,151
Net income October 1993.............                                107,185                    107,185
Shares canceled in business
  combination.......................  (2,436,900)
Shares issued in business
  combination.......................       1,000
Contribution of capital from
  Interpoint........................                    88,000                                  88,000
Net loss............................                                (42,283)                   (42,283)
Foreign currency translation
  adjustment........................                                           $ 66,391         66,391
                                      ----------   -----------   ----------    --------    -----------
Balance at October 31, 1994.........       1,000       701,752    2,259,301      66,391      3,027,444
Net income..........................                                292,406                    292,406
Foreign currency translation
  adjustment........................                                             66,928         66,928
                                      ----------   -----------   ----------    --------    -----------
Balance at October 31, 1995.........       1,000       701,752    2,551,707     133,319      3,386,778
Stock dividend to Interpoint........   8,000,992
Contribution of capital from
  Interpoint........................                19,628,054                              19,628,054
Net income..........................                              3,430,199                  3,430,199
Foreign currency translation
  adjustment........................                                            (57,929)       (57,929)
                                      ----------   -----------   ----------    --------    -----------
Balance at October 31, 1996.........   8,001,992   $20,329,806   $5,981,906    $ 75,390    $26,387,102
                                      ==========   ===========   ==========    ========    ===========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED OCTOBER 31,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................  $ 3,430,199     $   292,406     $   (42,283)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization..................      607,479         483,739         331,153
     Deferred taxes.................................     (124,098)       (254,104)         84,491
     Assets retired.................................           --           2,156          (1,591)
  Change in assets and liabilities:
     Accounts receivable............................   (6,999,440)     (1,662,846)     (1,731,167)
     Inventories....................................   (5,603,131)     (2,563,452)       (151,951)
     Prepaid expenses and other.....................      (60,355)        (39,788)         68,461
     Income taxes receivable........................           --         161,344        (161,344)
     Other assets...................................       24,221         (59,474)        (15,958)
     Accounts payable...............................    4,544,059       1,418,558         472,649
     Accrued liabilities............................      649,061         122,416        (111,775)
     Income taxes payable...........................       49,692         204,024        (441,703)
                                                      -----------     -----------     -----------
Net cash used in operating activities...............   (3,482,313)     (1,895,021)     (1,701,018)
                                                      -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.........     (910,718)       (756,935)       (450,702)
  Acquisition of ADIC Europe, net of cash
     acquired.......................................           --              --        (493,553)
                                                      -----------     -----------     -----------
Net cash used in investing activities...............     (910,718)       (756,935)       (944,255)
                                                      -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution from Interpoint,
     net of loans forgiven..........................   10,000,000              --              --
  Repayments of long-term debt......................           --              --        (778,999)
  Net increase in loans from Interpoint.............    4,218,366       3,076,418       2,357,891
                                                      -----------     -----------     -----------
Net cash provided by financing activities...........   14,218,366       3,076,418       1,578,892
                                                      -----------     -----------     -----------
Effect of exchange rate changes on cash.............      (12,390)         15,391           4,607
                                                      -----------     -----------     -----------
Net increase (decrease) in cash.....................    9,812,945         439,853      (1,061,774)
Cash at beginning of period.........................      623,838         183,985       1,080,708
Adjustment to conform fiscal year of ADIC (see Note
  1)................................................           --              --         165,051
                                                      -----------     -----------     -----------
Cash at end of period...............................  $10,436,783     $   623,838     $   183,985
                                                      ===========     ===========     ===========

                          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
  Interest..........................................  $   508,492     $   277,451     $   142,027
  Income taxes......................................  $   404,668     $  (147,746)    $   419,215

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Loans from Interpoint Corporation, in the amount of $9,628,054 were forgiven just prior to the spin-off.

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Advanced Digital Information Corporation ("ADIC" or the "Company"), including its wholly owned subsidiary ADIC Europe SARL ("ADE"), designs, manufactures and markets automated high performance data storage products used to file or archive electronic data in conjunction with integrated computer systems, including local area networks, workstations and other microcomputer systems. The Company sells its products on an international basis to original equipment manufacturers ("OEMs"), resellers and end users.

     On February 11, 1994, the Company was acquired by Interpoint Corporation ("Interpoint") pursuant to an Agreement and Plan of Merger dated October 29, 1993, in which the Company was merged into a wholly owned subsidiary of Interpoint. According to the terms of the merger agreement, each outstanding share of common stock of ADIC was converted into .55 shares of Interpoint common stock. A total of 1,340,255 shares of Interpoint common stock were issued to ADIC shareholders. The acquisition was accounted for as a pooling-of-interest in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations."

     In order to conform ADIC's previous year end of September 30 to Interpoint's year end, ADIC's operations for the month of October 1993 were not included in either fiscal year 1993 or fiscal year 1994. ADIC's net income from October 1993 has increased retained earnings. Results of this month were as follows:

        Net sales........................................................  $1,826,744
        Gross profit.....................................................     673,861
        Income before provision for income taxes.........................     162,402
        Net income.......................................................     107,185

     On October 15, 1996, Interpoint distributed to its shareholders all of the outstanding shares of ADIC (the "Distribution"). The Distribution was made in connection with, and was a condition precedent to, the merger (the "Merger") of Interpoint with a wholly owned subsidiary of Crane Co., a Delaware corporation. Prior to the Merger, Interpoint made a contribution to the working capital of ADIC through the cancellation of all intercompany indebtedness of ADIC and ADE to Interpoint, transferred certain other assets to ADIC, including its ownership of ADE, and contributed additional cash to ADIC for working capital of $10 million. Total capital contributions were $19,628,054.

     The consolidated financial statements for all periods prior to October 15, 1996 reflect the results of operations, financial position, and cash flows of ADIC as a wholly-owned subsidiary of Interpoint and may not be indicative of actual results of operations and financial position of the Company under other ownership.

     As further described in Note 12, on June 17, 1994, the Company completed the purchase of the assets and liabilities of ADIC Europe SARL, a manufacturer and integrator of tape storage products for the computer network and workstation markets.

     The consolidated statements of operations reflect certain expense items incurred by Interpoint which were allocated to the Company on a basis which management believes represents a reasonable allocation of such costs to present ADIC as a stand-alone company. These allocations consist primarily of corporate expenses such as executive and other compensation and interest expense on intercompany borrowings. Compensation has been allocated based on an estimate of Interpoint personnel time dedicated to the

                    ADVANCED DIGITAL INFORMATION CORPORATION operations and management of ADIC. Interest expense has been allocated based on Interpoint's borrowing rate and actual intercompany borrowings. A summary of these allocations is as follows:

                                                                 CORPORATE     INTEREST
                              YEAR ENDED:                        EXPENSES      EXPENSE
        -------------------------------------------------------  ---------     --------
        October 31, 1996.......................................  $ 177,292     $528,524
                                                                  ========     ========
        October 31, 1995.......................................  $ 175,400     $279,279
                                                                  ========     ========
        October 31, 1994.......................................  $ 109,233     $ 77,915
                                                                  ========     ========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The financial statements consolidate the accounts of ADIC and its wholly owned subsidiary ADIC Europe SARL. All intercompany transactions have been eliminated.

     Earnings per share

     Given the Company's historical capital structure as a wholly owned subsidiary of Interpoint, historical earnings per share amounts are not presented in the consolidated financial statements as they are not considered to be meaningful.

     Unaudited pro forma earnings per share

     In connection with the spin-off of ADIC by Interpoint as previously described, Interpoint shareholders received one share of ADIC common stock for each share of Interpoint stock held. Additionally, Interpoint stock options held by ADIC Team Members and Directors were converted in part to cash and in part to ADIC stock options.

     Unaudited pro forma net income per share for the year ended October 31, 1996 is based on the number of shares of ADIC stock outstanding at October 31, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method at the same date. At October 31, 1995 it is calculated based on the number of shares of Interpoint stock outstanding at June 30, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method, of the ADIC stock options outstanding as a result of the spin-off.

     Cash and cash equivalents

     The Company considers short-term investments with maturities from the date of purchase of three months or less to be cash equivalents.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property, plant and equipment

     Property, plant and equipment is recorded at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: machinery and equipment and office equipment, 3 to 10 years; leasehold improvements, the life of the lease.

                    ADVANCED DIGITAL INFORMATION CORPORATION

     Income taxes

     Provision for income taxes has been recorded in accordance with Statements of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." Under the liability method of FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

     Commencing February 12, 1994 through October 15, 1996, the Company's operations have been included in consolidated income tax returns filed by Interpoint. Income taxes in the accompanying financial statements have been computed assuming the Company filed separate income tax returns worldwide. Deferred taxes result primarily from the use of accelerated depreciation for tax purposes and from the timing of tax deductions for allowances and accrued expenses.

     Foreign currency translations

     The financial statements of ADIC Europe have been translated into U.S. dollars in accordance with FASB Statement No. 52 "Foreign Currency Translation." Under the provisions of this Statement, all assets and liabilities in the balance sheets of ADIC Europe, whose functional currency is the French franc, are translated at year-end exchange rates, and translation gains and losses are accumulated in a separate component of shareholders' equity.

     Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change. The effect of exchange rate fluctuations on the results of operations is minimized by the offsetting nature of ADE foreign currency transactions.

     Concentration of credit risk

     The Company sells products to a wide variety of industries on a worldwide basis. In countries or industries where the Company is exposed to material credit risk, sufficient collateral, including cash deposits and/or letters of credit, is required prior to the completion of a transaction. The Company does not believe there is a material credit risk beyond that provided in the financial statements in the ordinary course of business.

     The Company sells a significant portion of its products through third-party resellers and, as a result, experiences individually significant annual sales volumes with major distributors. Approximately $12,610,000 (21%) and $13,315,000 (23%) of the Company's fiscal 1996 revenues were from one customer and a second customer, respectively. The same two customers accounted for fiscal 1995 and 1994 revenues of $5,151,000 (17%) and $4,329,000 (14%), and $3,791,000 (19%) and
$2,563,000 (13%), respectively.

     Revenue recognition

     Revenue from product sales is recorded by the Company when products are shipped to customers. Certain distributors have the right, on a quarterly basis, to return products according to a stock rotation policy. Typically, the value of the products returned can not exceed 15% of the previous quarter's purchases, the returns must be accompanied by offsetting orders of commensurate value, and the products returned must be new and in sealed cartons. The Company accrues a provision for the estimated sales returns, allowances and discounts in the period the products are shipped to customers.

                    ADVANCED DIGITAL INFORMATION CORPORATION

     Warranty

     For standard Company products parts and labor are covered under warranty for two years. With respect to drives and tapes used in the Company's products but manufactured by a third party, the Company passes on to the customer the warranty on such drives and tapes provided by the manufacturer.

     Research and development costs

     Research and development costs are expensed as incurred.

     Stock-based compensation

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. Under the provisions of this Statement, stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25 or the fair value method described in Statement No. 123. Companies choosing the intrinsic-value method will be required to disclose the pro forma impact of the fair value method on net income and earnings per share. The Company plans to implement the Statement in fiscal 1997 using the intrinsic-value method; accordingly, there will be no effect of adopting the Statement on the Company's financial position and results of operations.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Estimates that are particularly susceptible to significant change in the near term are the adequacy of the allowances for sales returns and warranty costs.

3.  INVENTORIES

     Inventories are comprised of the following:

                                                                 OCTOBER 31,     OCTOBER 31,
                                                                    1996            1995
                                                                 -----------     -----------
    Finished goods.............................................  $ 4,688,604     $ 2,887,267
    Work-in-process............................................    1,503,691         885,397
    Raw materials..............................................    5,602,312       1,883,020
                                                                 -----------      ----------
                                                                  11,794,607       5,655,684
    Allowance for inventory obsolescence.......................     (859,087)       (271,753)
                                                                 -----------      ----------
                                                                 $10,935,520     $ 5,383,931
                                                                 ===========      ==========

                    ADVANCED DIGITAL INFORMATION CORPORATION

4.  ACCRUED LIABILITIES

     Accrued liabilities are comprised of the following:

                                                                   OCTOBER 31,     OCTOBER 31,
                                                                      1996            1995
                                                                   -----------     -----------
    Accrued payroll and related liabilities......................  $ 1,057,472      $ 631,420
    Allowance for warranty returns...............................      354,557         74,454
    Other........................................................      196,103        274,851
                                                                    ----------       --------
                                                                   $ 1,608,132      $ 980,725
                                                                    ==========       ========

5.  CREDIT AGREEMENT

     ADIC has a $10 million unsecured line of credit with a bank expiring October 31, 1998. All of this line was available at October 31, 1996. Borrowings against the line of credit will bear interest at the bank's prime rate or adjusted LIBOR rate.

6.  CAPITAL STOCK AND STOCK OPTIONS

     At October 31, 1996, the Company had two stock option plans. The 1996 Transition Plan comprises the stock options held by ADIC Team Members and Directors which were converted in connection with the spin-off. There are 476,092 options issued under this plan at exercise prices ranging from $.4397 to $5.2328. Some of these options were granted by ADIC prior to its acquisition in February 1994 and were converted to options to purchase shares of Interpoint common stock at that time. No further options may be issued under this plan.

     In addition, 625,000 shares are reserved under the Company's Stock Option Plan for team members, directors, officers, consultants, agents, advisors and independent contractors of the Company. Terms of both plans require the option price to be equal to the fair market value on the date of grant. Options may be exerciseable for all or part of the shares as determined by the option and the majority of the options issued under these plans expire five years from the date of grant.

                                                                OUTSTANDING
                                                                  OPTIONS           PRICE
                                                                -----------     -------------
    Balance at October 31, 1995...............................         --       $          --
      Options converted in spin-off from Interpoint
         Corporation..........................................    476,092        .4397-5.2328
      Options granted.........................................    368,500         10.75-13.25
                                                                  -------        ------------
    Balance at October 31, 1996...............................    844,592       $ .4397-13.25
                                                                  =======        ============

     In July 1996, the Board of Directors adopted a Shareholder Rights Plan ("Rights Plan") in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of ADIC common stock. The Rights Plan is designed to deter coercive takeover tactics and ensure that the Board of Directors can adequately protect the interests of the shareholders in the event of a takeover attempt.

                    ADVANCED DIGITAL INFORMATION CORPORATION

7.  FEDERAL INCOME TAXES

     Income (loss) before (provision) benefit for income taxes was taxed under the following jurisdictions:

                                                             YEARS ENDED OCTOBER 31,
                                                      --------------------------------------
                                                         1996           1995          1994
                                                      -----------     ---------     --------
    Current income tax:
      U.S. Federal..................................  $(1,881,631)    $(166,422)    $188,832
      State and local...............................     (100,000)      (10,000)      (5,000)
                                                      ------------    ----------    --------
      Total current.................................   (1,981,631)     (176,422)     183,832
                                                      ------------    ----------    --------
    Deferred income tax:
      U.S. Federal..................................      267,260        97,456      (16,908)
      Foreign.......................................     (143,162)      156,648      (67,583)
                                                      ------------    ----------    --------
      Total deferred................................      124,098       254,104      (84,491)
                                                      ------------    ----------    --------
    Total (provision) benefit for income taxes......  $(1,857,533)    $  77,682     $ 99,341
                                                      ============    ==========    ========

     The (provision) benefit for federal income tax differs from the amount computed by applying the statutory federal income tax rate to income (loss) before (provision) benefit for income taxes for the following reasons:

                                                             YEARS ENDED OCTOBER 31,
                                                      --------------------------------------
                                                         1996           1995          1994
                                                      -----------     ---------     --------
    Federal income tax at statutory rate of 34%.....  $(1,797,829)    $ (73,006)    $ 48,152
    Utilization of net operating loss
      carryforward/removal of valuation allowance...           --       139,326       61,373
    Tax credits.....................................        1,000        44,874       21,255
    Non-deductible acquisition expenses.............           --            --      (20,740)
    Activity of foreign subsidiaries................       35,344       (17,848)          --
    State income taxes..............................     (100,000)      (10,000)      (5,000)
    Other...........................................        3,952        (5,664)      (5,699)
                                                      ------------    ----------    --------
                                                      $(1,857,533)    $  77,682     $ 99,341
                                                      ============    ==========    ========

                    ADVANCED DIGITAL INFORMATION CORPORATION

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at October 31, 1996 and 1995 are:

                                                                    OCTOBER 31,     OCTOBER 31,
                                                                       1996            1995
                                                                    -----------     -----------
    Deferred tax assets:
      Inventory reserves..........................................   $ 297,951       $ 188,326
      Team member benefits, primarily compensated absences........      25,081          34,217
      Warranty reserves...........................................      67,671          20,400
      Net operating loss carry forwards...........................          --          97,114
      Plant and equipment, excess of book depreciation over tax
         depreciation.............................................      10,370              --
      Other.......................................................      83,753          30,586
                                                                      --------        --------
              Gross deferred tax assets...........................     484,826         370,643
    Deferred tax liabilities:
      Plant and equipment, excess of tax depreciation over book
         depreciation.............................................          --           4,977
                                                                      --------        --------
              Gross deferred tax liabilities......................          --           4,977
                                                                      --------        --------
              Net deferred tax asset..............................   $ 484,826       $ 365,666
                                                                      ========        ========

     Deferred U.S. income taxes are not provided for the earnings of the Company's foreign subsidiary because the Company expects those earnings will be permanently reinvested. Net pretax operating results from the foreign subsidiary are income of $407,000 and $379,000 for fiscal 1996 and 1994, respectively, and losses of $51,000 for 1995.

8.  PROFIT INCENTIVE AND BONUS PLANS

     In fiscal 1995 and 1996, the Company's team members participated in Interpoint's non-contributory profit incentive plan for key team members and a non-contributory profit sharing plan for all regular full-time domestic team members. These plans are generally based upon pre-tax profits.

     The profit incentive plan allows the Board of Directors to provide between 5 and 35 percent of participating team members salaries, after a set minimum profitability is achieved, for distribution to the plan's participants. The profit sharing plan provides that 15 percent of pretax profits will be contributed to the plan up to a maximum of one month's pay. Prior to 1995, ADIC team members had a separate plan based on certain ADIC financial performance criteria. Profit incentive and profit sharing expenses related to ADIC team members have been reflected in these financial statements. Contributions to the plans were $433,000 and $123,000 for the years ended October 31, 1996 and 1995. There were no contributions during the year ended October 31, 1994.

                    ADVANCED DIGITAL INFORMATION CORPORATION

9.  COMMITMENTS

     The Company leases production and operating facilities in Redmond, Washington. Sales offices are leased at various sites in the United States and Europe.

     Minimum annual rental commitments at October 31, 1996, for noncancelable operating leases are as follows:

                              YEAR ENDED OCTOBER 31,                         AMOUNT
        ------------------------------------------------------------------  --------
              1997........................................................  $460,000
              1998........................................................  $464,000
              1999........................................................  $411,000
              2000........................................................  $432,000
              2001........................................................  $465,000

     Rent expense aggregated $400,000 in fiscal 1996, $253,000 in fiscal 1995, and $258,000 in fiscal 1994.

10.  RELATED PARTY TRANSACTIONS

     The Company leases its facility located in Redmond, Washington from K-M Properties, a general partnership of which Walter P. Kistler, a director, is a partner. The lease began in September 1995. Rent payments for fiscal 1996 and 1995 were $300,862 and $49,647, respectively.

11.  GEOGRAPHIC SEGMENT INFORMATION

     Major operations outside the United States are comprised of a subsidiary in France. Certain information regarding operations in this geographic segment is presented in the table below. Transfers between geographic segments are made at arms-length prices consistent with rules and regulations of governing tax authorities. The profit on these transfers are not recognized until sales are made to non-affiliated customers.

     Excluded from U.S. net sales are transfers from the U.S. to ADE of $6,404,000, $2,925,000 and $376,000 in 1996, 1995 and 1994, respectively.
Included in U.S. sales are export sales to unaffiliated customers of $4,666,000, $2,495,000 and $2,006,000 in 1996, 1995 and 1994, respectively.

     Total international sales were $21,216,000, $14,930,000, and $5,508,000 in fiscal 1996, 1995 and 1994, respectively.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                                                      OCTOBER 31,   OCTOBER 31,   OCTOBER 31,
                                                         1996          1995          1994
                                                      -----------   -----------   -----------
    Net sales:
      United States.................................  $42,406,762   $19,281,763   $16,581,272
      Europe........................................   16,550,231    12,434,609     3,502,003
                                                      -----------   -----------   -----------
                                                      $58,956,993   $31,716,372   $20,083,275
                                                      ===========   ===========   ===========
    Operating profit:
      United States.................................  $ 5,209,722   $   432,601   $  (428,280)
      Europe........................................      472,681        78,050       388,875
                                                      -----------   -----------   -----------
                                                      $ 5,682,403   $   510,651   $   (39,405)
                                                      ===========   ===========   ===========
    Identifiable assets:
      United States.................................  $31,797,515   $ 8,930,769   $ 5,726,646
      Europe........................................    4,912,158     5,012,261     2,983,200
                                                      -----------   -----------   -----------
                                                      $36,709,673   $13,943,030   $ 8,709,846
                                                      ===========   ===========   ===========

12.  ACQUISITION OF ADIC EUROPE SARL

     On June 17, 1994, the Company completed the acquisition of substantially all of the assets and the liabilities of ADE, formerly known as GigaTrend Europe SARL, a manufacturer and integrator of tape storage products for the computer network and workstation markets. The acquisition was accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" and, accordingly, the operating results from ADE product sales have been included in the consolidated operating results since the date of acquisition. The purchase price of the acquisition was $628,000 and was comprised of cash and the Company's product totaling $540,000, plus stock of $88,000. The purchase price was funded through a capital contribution and intercompany debt from Interpoint. The fair value of the net assets acquired approximated the purchase price and accordingly no goodwill was recorded. The fair value of assets acquired, net of cash was $1,826,000, and liabilities assumed were $1,244,000.

     Net sales and operating results relating to ADE products for the period from June 17, 1994 through October 31, 1994 (post acquisition) amounted to $3,502,003 and $311,700, respectively.

     The following summary (unaudited), prepared on a pro forma basis, combines the consolidated results of operations for the year ended October 31, 1994 as if ADE had been acquired at November 1, 1993, after including the impact of certain adjustments.

        Net sales.....................................................    $22,833,000
        Net loss......................................................    $  (435,000)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from consolidated operations.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by Part III (Item 10, 11, 12 and 13) will be included in the Registrant's Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Registrant's last fiscal year end, October 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES             PAGE
---------------------------------------------------------------------------------------  ----
  a. The following documents are filed as part of this report:
     (1) Financial Statements:
          Report of Independent Accountants............................................    15
          Consolidated Balance Sheets at October 31, 1996 and 1995.....................    16
          Consolidated Statements of Operations for each of the three years in the
           period ended October 31, 1996...............................................    17
          Consolidated Statements of changes in Shareholders' Equity for each of the
           three years in the period ended October 31, 1996............................    18
          Consolidated Statement of Cash Flows for each of the three years in the
           period ended October 31, 1996...............................................    19
          Notes to Consolidated Financial Statements...................................    20
     (2) Supplemental Financial Statement Schedule for each of the three years in the period ended October 31, 1996:
          VIII -- Valuation and Qualifying Accounts....................................    30

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     b. Reports on form 8-K.  None.

     c. Exhibits.  See page 31 for index to exhibits.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

               FISCAL YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                     BALANCE AT   ADDITIONS
                                                     BEGINNING    CHARGED TO                 BALANCE AT
                                                      OF YEAR       INCOME     DEDUCTIONS*   END OF YEAR
                                                     ----------   ----------   -----------   -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:
  1996.............................................   $  53,455   $  212,205    $  78,597     $ 187,063
  1995.............................................      54,008       26,450       27,003        53,455
  1994.............................................      77,140        2,135       25,267        54,008
ALLOWANCE FOR INVENTORY OBSOLESCENCE:
  1996.............................................     271,753    1,214,937      627,603       859,087
  1995.............................................     141,584      199,000       68,831       271,753
  1994.............................................     271,339      234,686      364,441       141,584

---------------

* Deductions represent amounts written off against the allowance, net of recoveries.

                               INDEX TO EXHIBITS
                                   (ITEM 14C)

EXHIBIT
NUMBER                                    DESCRIPTION                                     PAGE
------                                    -----------                                     ----
  2.1    Separation Agreement between ADIC and Interpoint Corporation (Exhibit 2.1)...    (A)
  3.1    Restated Articles of Incorporation of ADIC (Exhibit 3.1).....................    (A)
  3.2    Restated Bylaws of ADIC (Exhibit 3.2)........................................    (A)
  4.1    Rights Agreement, dated as of August 12, 1996, between ADIC and ChaseMellon
         Shareholders Services, L.L.C., as Rights Agent (Exhibit 4.2).................    (A)
 10.1    Lease Agreement between K-M Properties and ADIC, dated as of May 11, 1995....    (B)
 10.2    Tax Allocation Agreement between ADIC and Interpoint Corporation (Exhibit
         10.2)........................................................................    (A)
 10.3    ADIC 1996 Stock Option Plan (Exhibit 10.3)...................................    (A)
 10.4    ADIC 1996 Transition Plan (Exhibit 10.4).....................................    (A)
 10.5    Form of Indemnification Agreement, together with schedule of agreements
 21.1    Subsidiaries of the Registrant
 23.1    Consent of Independent Accountants
 27.1    Financial Data Schedule

---------------
(A) Incorporated herein by reference to designated exhibit to Form 10 Information Statement filed September 10, 1996.

(B) Incorporated by reference to Exhibit 10.3 of the Interpoint Corporation Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ADVANCED DIGITAL INFORMATION
                                                      CORPORATION
                                                      (REGISTRANT)

                                          By: /s/       PETER H. VAN OPPEN

                                            ------------------------------------
                                                     Peter H. van Oppen
                                                  Chairman, President and
                                                  Chief Executive Officer

Dated: January 8, 1997

                   NAME                                   TITLE                      DATE
------------------------------------------    -----------------------------    ----------------

   By /s/ CHARLES H. STONECIPHER              Senior Vice President and        January 8, 1997
------------------------------------------    Chief Operating Officer
          Charles H. Stonecipher              Chief Accounting Officer

   By /s/ CHRISTOPHER T. BAYLEY               Director                         January 8, 1997
------------------------------------------
          Christopher T. Bayley

    By /s/  WALTER P. KISTLER                 Director                         January 8, 1997
------------------------------------------
            Walter P. Kistler

    By /s/  RUSSELL F. MCNEILL                Director                         January 8, 1997
------------------------------------------
            Russell F. McNeill

     By /s/  JOHN W. STANTON                  Director                         January 8, 1997
------------------------------------------
             John W. Stanton

     By /s/ PETER H. VAN OPPEN                Chairman and Chief Executive     January 8, 1997
------------------------------------------    Officer
            Peter H. van Oppen

     By /s/  WALTER F. WALKER                 Director                         January 8, 1997
------------------------------------------
             Walter F. Walker


           Redmond, Washington