Form 10-Q
period 1997-01-31
ADVANCED DIGITAL INFORMATION CORP
filed 1997-03-17
CIK 770403

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 1997

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                            -------    --------
                         Commission file number 0-21103

                    ADVANCED DIGITAL INFORMATION CORPORATION

             Incorporated under the laws        I.R.S. Identification
             of the State of Washington            No. 91-1618616

                               10201 Willows Road
                                 P.O. Box 97057
                         Redmond, Washington 98073-9757

                                 (206) 881-8004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes      [ ] No

The total shares of common stock without par value outstanding at the end of the quarter reported is 8,159,176.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ADVANCED DIGITAL INFORMATION CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     JANUARY 31, 1997 AND OCTOBER 31, 1996

                                                          JANUARY 31,    OCTOBER 31,
                                                             1997           1996
                                                          -----------    -----------
                                                          (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents...........................   $ 6,795,914     $10,436,783
  Accounts receivable, net of allowances of $210,000
    in 1997 and $187,000 in 1996......................    15,084,623      12,789,415
  Inventories, net....................................    12,982,015      10,935,520
  Prepaid expenses and other..........................       234,274         282,183
  Deferred income taxes...............................       474,456         474,456
                                                         -----------     -----------
    Total current assets..............................    35,571,282      34,918,357
                                                         -----------     -----------

Property, plant and equipment, at cost:
  Machinery and equipment.............................     2,886,131       2,713,682
  Office equipment....................................       355,983         350,700
  Leasehold improvements..............................       353,959         357,282
                                                         -----------     -----------
                                                           3,596,073       3,421,664
  Less: accumulated depreciation and amortization.....    (1,905,148)     (1,855,457)
                                                         -----------     -----------
    Net property, plant and equipment.................     1,690,925       1,566,207
                                                         -----------     -----------
Deferred income taxes.................................        10,370          10,370
                                                         -----------     -----------
Other assets..........................................       219,102         214,739
                                                         -----------     -----------
                                                         $37,491,679     $36,709,673
                                                         ===========     ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................   $ 6,576,105     $ 8,460,723
  Accrued liabilities.................................     1,484,133       1,608,132
  Income taxes payable................................       326,375         253,716
                                                         -----------     -----------
    Total current liabilities.........................     8,386,613      10,322,571
                                                         -----------     -----------
Shareholders' equity:
  Preferred stock, no par value; 2,000,000 shares
    authorized; none issued and outstanding...........            --              --
  Common stock, no par value; 40,000,000 shares
    authorized, 8,159,176 issued and outstanding
    (8,001,992 in 1996)...............................    21,555,340      20,329,806
  Retained earnings...................................     7,642,444       5,981,906
  Cumulative translation adjustment...................       (92,718)         75,390
                                                         -----------     -----------
    Total shareholders' equity........................    29,105,066      26,387,102
                                                         -----------     -----------
                                                         $37,491,679     $36,709,673
                                                         ===========     ===========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS ENDED JANUARY 31, 1997 AND 1996 (UNAUDITED)

                                                   1997            1996
                                                -----------     -----------
Net Sales...................................    $20,068,602     $10,606,380
Cost of sales...............................     14,097,140       7,611,970
                                                -----------     -----------
  Gross profit..............................      5,971,462       2,994,410
                                                -----------     -----------
Operating expenses:
  Selling and administrative................      3,047,461       2,149,530
  Research and development..................        632,015         300,926
                                                -----------     -----------
                                                  3,679,476       2,450,456
                                                -----------     -----------
Operating profit............................      2,291,986         543,954
                                                -----------     -----------
Other income (expense):
  Interest income (expense).................        115,483        (128,789)
  Foreign currency transaction gains........        138,231          18,032
                                                -----------     -----------
                                                    253,714        (110,757)
                                                -----------     -----------
Income before provision for income taxes....      2,545,700         433,197
Provision for income taxes..................        885,162         141,381
                                                -----------     -----------
Net income..................................      1,660,538         291,816
                                                ===========     ===========
Pro forma average number of common and
  common equivalent shares outstanding......                      8,076,000
                                                                ===========
Pro forma net income per share..............                    $       .04
                                                                ===========
Average number of common and common
  equivalent shares outstanding.............      8,350,000
                                                ===========
Net income per share........................    $       .20
                                                ===========


     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            THREE MONTHS ENDED JANUARY 31, 1997 AND 1996 (UNAUDITED)

                                                   1997            1996
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................   $ 1,660,538     $   291,816
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization..........       172,330         126,655
  Change in assets and liabilities:
      Accounts receivable....................    (2,370,560)         45,169
      Inventories............................    (2,155,499)     (1,300,583)
      Prepaid expenses and other.............        42,178         (48,587)
      Other assets...........................       (20,132)        (80,564)
      Accounts payable.......................    (1,838,213)       (233,682)
      Accrued liabilities....................       (79,145)         69,299
      Income taxes payable...................        78,411         154,732
                                                -----------     -----------
Net cash used in operating activities........    (4,510,092)       (975,745)
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.      (324,338)       (269,302)
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in loans from Interpoint......            --         938,072
  Proceeds from issuance of common stock for
    stock options, including tax benefit.....     1,225,534              --
                                                -----------     -----------
Net cash provided by financing activities....     1,225,534         938,072
                                                -----------     -----------
Effect of exchange rate changes on cash......       (31,973)        (17,213)
                                                -----------     -----------
Net decrease in cash.........................    (3,640,869)       (324,188)
Cash and cash equivalents at beginning
  of period..................................    10,436,783         623,838
                                                -----------     -----------
Cash and cash equivalents at end of period...   $ 6,795,914     $   299,650
                                                ===========     ===========


     See the accompanying notes to these consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 1997
                                  (Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying condensed financial statements are unaudited and should be read in conjunction with the Advanced Digital Information Corporation financial statements included in the Company's fiscal 1996 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three-month period ended January 31, 1997, are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE

         Earnings per share - Given the Company's historical capital structure as a wholly owned subsidiary of Interpoint, historical earnings per share amounts are not presented in the consolidated financial statements for the three months ended January 31, 1996 as they are not considered to be meaningful. For the three months ended January 31, 1997, primary earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding plus the common stock equivalents attributable to dilutive stock options during the period. Fully diluted earnings per share do not differ materially from primary earnings per share.

        Pro forma earnings per share - In connection with the spin-off of ADIC by Interpoint, Interpoint shareholders received one share of ADIC common stock for each share of Interpoint stock held. Additionally, Interpoint stock options held by ADIC Team Members and Directors were converted in part to cash and in part to ADIC stock options.

        Pro forma net income per share for the three months ended January 31, 1996 is based on the number of shares of Interpoint stock outstanding at June 30, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method, of the ADIC stock options outstanding as a result of the spin-off.

NOTE 3. INVENTORIES

        Inventory is comprised as follows:

                                                January 31, 1997      October 31, 1996
                                                ----------------      ----------------
        Finished Goods                            $ 5,637,898            $ 4,688,604
        Work-in-process                             2,321,514              1,503,691
        Raw materials                               6,071,681              5,602,312
                                                  -----------            -----------
                                                   14,031,093             11,794,607
        Allowance for inventory obsolescence       (1,049,078)              (859,087)
                                                  -----------            -----------
                                                  $12,982,015            $10,935,520
                                                  ===========            ===========

NOTE 4. REGISTRATION STATEMENT FOR PUBLIC OFFERING

        On March 12, 1997, ADIC completed a public offering of 1,525,000 shares of its common stock. Of the total, 1,500,000 shares were sold by the Company and 25,000 shares were sold by a selling shareholder. In addition, the Company may issue and sell an additional 228,750 shares upon exercise of an over-allotment option granted to the underwriters of the public offering. The Company expects to use the proceeds for working capital and other general corporate purposes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those discussed here. Such risks are detailed in the Company's Form 10 Information Statement and subsequent documents on file with the SEC and are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Net Sales. Net sales for the three months ended January 31, 1997 increased 89.2% to $20.1 million from $10.6 million for the same period in fiscal 1996. The increase in net sales was primarily due to strong unit sales volume of the Company's new DLT-based products, particularly the VLS DLT and Scalar automated tape libraries, the DS9000 series standalone tape drives and DLT media. The Company does not expect that its net sales will continue to grow at the year-to-year rate experienced in recent quarters. Sales outside the United States were $7.5 million or 37.2% of net sales for the three months ended January 31, 1997 compared to $4.9 million or 46.1% of net sales for the same period in fiscal 1996. Such sales are typically made in the U.S. dollars but may also be made in foreign currencies. The Company takes appropriate actions to minimize exposure to fluctuations in foreign currency exchange rates.

         Gross Profit. Gross profit was $6.0 million or 29.8% of net sales for the three months ended January 31, 1997 compared to $3.0 million or 28.2% of net sales for the same period in fiscal 1996. Gross profit margin for the current three-month period was higher than the same period in fiscal 1996 due to a shift in product mix toward higher-margin Scalar libraries and product cost reduction efforts, offset in part by a general shift in product mix toward DLT products, which have a higher per-unit tape drive cost than products incorporating 4mm/DAT and 8mm drives, and related media. Gross profit margins are dependent on a number of factors, including customer and product mix, price competition and tape drive costs. There can be no assurance that the Company can improve upon or maintain the current gross margin levels, given that tape drives purchased from third-party suppliers are a significant component of the Company's product costs.

         Selling and Administrative Expenses. Selling and administrative expenses were $3.0 million or 15.2% of net sales for the three months ended January 31, 1997 compared to $2.1 million or 20.3% of net sales for the same period in fiscal 1996. Selling and administrative expenses for the three months ended January 31, 1997 decreased significantly as a percentage of net sales as increased net sales reflected the benefits of the Company's significant investments in sales and marketing resources in prior fiscal periods. Net sales volume in the three-month period increased 89.2% compared to a corresponding 41.8% increase in selling and administrative expenses. The dollar increase in selling and administrative expenses in the three months ended January 31, 1997 over the comparable period in fiscal 1996 was primarily due to increased sales commissions, additions to sales and marketing staff, and increased administrative overhead. The Company does not expect selling and administrative expenses as a percentage of net sales to decline significantly from the levels experienced in the three months ended January 31, 1997.

         Research and Development Expenses. Research and development expenses were $632,000 or 3.1% of net sales for the three months ended January 31, 1997 compared to $301,000 or 2.8% of net sales for the same period in fiscal 1996. Actual dollar spending during the current three-month period was higher than the same period in fiscal 1996 due to increases in development expenses for the new Scalar 218 series and other product development expenses, and additions to research and engineering staff.

         Other Income (Expense). Other income for the three months ended January 31, 1997 was $254,000 compared to an expense of $111,000 for the same period in fiscal 1996. As a result of Interpoint's forgiving all intercompany loans to ADIC and contributing cash to ADIC in October 1996, the Company realized $115,000 of interest income in the three months ended January 31, 1997, rather than $129,000 of interest expense incurred in the same period in fiscal 1996. Net foreign currency translation gains increased approximately $120,000 between the comparison periods. Foreign currency gains or losses arise as a result of the operation of ADIC Europe, the functional currency of which is French francs. ADIC Europe buys products from ADIC in U.S. dollars and resells a significant majority of such products in U.S. dollars. However, because francs are used as the functional accounting currency, all monetary assets and liabilities are translated into francs on ADIC Europe's financial statements. To the extent that these monetary assets and liabilities do not fully offset each other and the franc-to-U.S.-dollar exchange rate changes, transaction gains or losses may result. For large sales denominated in other currencies, the Company attempts to implement appropriate hedging strategies.

         Provision for Income Taxes. Income tax expense for the three months ended January 31, 1997 was $885,000 compared to $141,000 for the same period in fiscal 1996. The Company believes that the 34.8% effective tax rate reflected in its most recent results, which includes taxes paid in various federal, state and international jurisdictions, is generally indicative of the Company's effective tax rate in future periods.

                          PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

                None

Item 2.         Changes in Securities.

                None

Item 3.         Defaults Upon Senior Securities.

                None

Item 4.         Submission of Matters to a Vote of Security Holders.

                As its annual meeting on February 19, 1997, duly called and with proxies solicited, 7,126,775 shares were represented in person or by proxy constituting 88.69 percent of the outstanding shares.

                Two directors were reelected to the Board, each to hold office for a three-year term. Each nominee received not less than 7,098,824 votes, which represents 88.34 percent of the shares outstanding.

Item 5.         Other information.

                None

Item 6.         Exhibits and Reports on Form 8-K.

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADVANCED DIGITAL INFORMATION
                                        CORPORATION


Dated: March 17, 1997                   /s/Peter H. van Oppen
                                        -----------------------------
                                        Peter H. van Oppen, Chairman
                                        and Chief Executive Officer

Dated: March 17, 1997                   /s/Leslie S. Rock
                                        ------------------------------
                                        Leslie S. Rock, Treasurer
                                        and Chief Accounting Officer