Form 10-Q
period 1997-04-30
ADVANCED DIGITAL INFORMATION CORP
filed 1997-06-12
CIK 770403

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1997

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _______


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

                            [X] Yes             [ ] No

The total shares of common stock without par value outstanding at the end of the quarter reported is 9,675,574.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ADVANCED DIGITAL INFORMATION CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      APRIL 30, 1997 AND OCTOBER 31, 1996


                                                             APRIL 30,      OCTOBER 31,
                                                                1997           1996
                                                            ------------    ------------
                                                             (Unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents ...............................   $ 30,308,687    $ 10,436,783
  Accounts receivable, net of allowances of $327,000
    in 1997 and $187,000 in 1996 ..........................     14,394,269      12,789,415

  Inventories, net ........................................     15,233,965      10,935,520

  Prepaid expenses and other ..............................        256,053         282,183

  Deferred income taxes ...................................        474,456         474,456
                                                              ------------    ------------
    Total current assets ..................................     60,667,430      34,918,357
                                                              ------------    ------------
Property, plant and equipment, at cost:

  Machinery and equipment .................................      3,266,801       2,713,682

  Office equipment ........................................        385,498         350,700

  Leasehold improvements ..................................        357,616         357,282
                                                              ------------    ------------
                                                                 4,009,915       3,421,664

  Less: accumulated depreciation and amortization .........     (2,085,945)     (1,855,457)
                                                              ------------    ------------
    Net property, plant and equipment .....................      1,923,970       1,566,207
                                                              ------------    ------------
Deferred income taxes .....................................         10,370          10,370
                                                              ------------    ------------
Other assets ..............................................        144,706         214,739
                                                              ------------    ------------
                                                              $ 62,746,476    $ 36,709,673
                                                              ============    ============
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable ........................................   $  5,095,508    $  8,460,723

  Accrued liabilities .....................................      1,869,176       1,608,132

  Income taxes payable ....................................      1,097,003         253,716
                                                              ------------    ------------
    Total current liabilities .............................      8,061,687      10,322,571
                                                              ------------    ------------
Shareholders' equity:
  Preferred stock, no par value; 2,000,000 shares
    authorized; none issued and outstanding ...............             --              --

  Common stock, no par value; 40,000,000 shares authorized,
  9,675,574 issued and outstanding (8,001,992 in 1996) ....     45,356,223      20,329,806

  Retained earnings .......................................      9,542,979       5,981,906

  Cumulative translation adjustment .......................       (214,413)         75,390
                                                              ------------    ------------
    Total shareholders' equity ............................     54,684,789      26,387,102
                                                              ------------    ------------
                                                              $ 62,746,476    $ 36,709,673
                                                              ============    ============


     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

      THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1997 AND 1996 (UNAUDITED)




                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      APRIL 30,                      APRIL 30,

                                                1997            1996            1997           1996
                                            ------------    ------------    ------------    ------------
Net sales ...............................   $ 22,073,394    $ 13,779,200    $ 42,141,996    $ 24,385,580

Cost of sales ...........................     15,562,808      10,044,229      29,659,948      17,656,199
                                            ------------    ------------    ------------    ------------

  Gross profit ..........................      6,510,586       3,734,971      12,482,048       6,729,381
                                            ------------    ------------    ------------    ------------
Operating expenses:

  Selling and administrative ............      3,248,266       2,172,737       6,295,727       4,322,267

  Research and development ..............        690,949         358,745       1,322,964         659,671
                                            ------------    ------------    ------------    ------------
                                               3,939,215       2,531,482       7,618,691       4,981,938
                                            ------------    ------------    ------------    ------------
Operating profit ........................      2,571,371       1,203,489       4,863,357       1,747,443

Other income (expense):

  Interest income (expense) .............        260,739        (130,565)        376,222        (259,354)

  Foreign currency transaction gains, net         79,360             113         217,591          18,145
                                            ------------    ------------    ------------    ------------
                                                 340,099        (130,452)        593,813        (241,209)
                                            ------------    ------------    ------------    ------------
Income before provision for income taxes       2,911,470       1,073,037       5,457,170       1,506,234

Provision for income taxes ..............      1,010,935         356,575       1,896,097         497,956
                                            ------------    ------------    ------------    ------------
Net income ..............................   $  1,900,535    $    716,462    $  3,561,073    $  1,008,278
                                            ============    ============    ============    ============
Pro forma average number of common and
  common equivalent shares outstanding ..                      8,087,000                       8,074,000
                                                            ============                    ============

Pro forma net income per share ..........                   $       0.09                    $       0.12
                                                            ============                    ============
Average number of common and common
  equivalent shares outstanding .........      9,245,132                       8,783,054
                                            ============                    ============
Net income per share ....................   $       0.21                    $       0.41
                                            ============                    ============







     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED APRIL 30, 1997 AND 1996 (UNAUDITED)

                                                                    1997           1996
                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Adjustments to reconcile net income to net cash used in operating activities:

    Depreciation and amortization............................   $ 3,561,073     $ 1,008,278

  Change in assets and liabilities:

    Accounts receivable......................................       246,461         268,891

    Inventories..............................................    (4,500,446)     (2,569,259)

    Prepaid expenses and other...............................        15,339         (49,483)

    Other assets.............................................        47,992        (355,277)

    Accounts payable.........................................    (3,322,818)      1,946,671

    Accrued liabilities......................................       337,444         223,691

    Income taxes payable.....................................       862,023         124,659
                                                                -----------     -----------
Net cash used in operating activities........................    (4,450,732)     (2,959,135)
                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment.................      (646,425)       (487,188)
                                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock, net................    23,729,473

  Net increase in loans from Interpoint......................            --       3,291,167

  Proceeds from issuance of common stock for
    stock options, including tax benefit.....................     1,296,944              --
                                                                -----------     -----------

Net cash provided by financing activities....................    25,026,417       3,291,167
                                                                -----------     -----------
Effect of exchange rate changes on cash......................       (57,356)       (182,468)
                                                                -----------     -----------
Net increase (decrease) in cash..............................    19,871,904        (182,468)

Cash and cash equivalents at beginning of period.............    10,436,783         623,828
                                                                -----------     -----------
Cash and cash equivalents at end of period...................   $30,308,687     $   441,370
                                                                ===========     ===========






     See the accompanying notes to these consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1997
                                  (Unaudited)


NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and should be read in conjunction with the Advanced Digital Information Corporation financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996. In the opinion of management, all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the six-month period ended April 30, 1997, are not necessarily indicative of results to be expected for a full year.

NOTE 2. STOCK ISSUANCE

     On March 12, 1997, ADIC completed a public offering of 1,525,000 shares of its common stock. Of the total, 1,500,000 were sold by the Company and 25,000 shares were sold by a selling shareholder. Net proceeds of $23.7 million were received and will be used for working capital and other general corporate purposes.

NOTE 3. EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE

     Earnings per share - Given the Company's historical capital structure as a wholly owned subsidiary of Interpoint Corporation, historical earnings per share amounts are not presented in the consolidated financial statements for the three months and six months ended April 30, 1996 as they are not considered to be meaningful. For the three months and six months ended April 30, 1997, primary earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding plus the common stock equivalents attributable to dilutive stock options during the period. Fully diluted earnings per share do not differ materially from primary earnings per share.

     Pro forma earnings per share - In connection with the spin-off of ADIC by Interpoint, Interpoint shareholders received one share of ADIC common stock for each share of Interpoint stock held. Additionally, Interpoint stock options held by ADIC Team Members and Directors were converted in part to cash and in part to ADIC stock options.

     Pro forma net income per share for the three months and six months ended April 30, 1996 is based on net income for the period divided by the number of shares of Interpoint stock outstanding at June 30, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method, of the ADIC stock options outstanding as a result of the spin-off.

NOTE 4. INVENTORIES

          Inventory is comprised as follows:

                                      APRIL 30, 1997     OCTOBER 31, 1996
                                      --------------     -----------------
Finished Goods .....................   $  6,117,354       $  4,688,604

Work-in-process ....................      2,105,506          1,503,691

Raw materials ......................      8,013,682          5,602,312
                                       ------------       ------------
                                         16,236,542        11,794,607
Allowance for inventory obsolescence     (1,002,577)         (859,087)
                                       ------------       ------------
                                       $ 15,233,965       $ 10,935,520
                                       ============       ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion and analysis may contain forward- looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those discussed here. Such risks are detailed in the Company's Form S-3 Registration Statement filed with the SEC on February 18, 1997 and are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Net Sales. Net sales for the three months ended April 30, 1997 increased 60.2% to $22.1 million from $13.8 million for the same period in fiscal 1996. Net sales for the six months ended April 30, 1997, were $42.1 million, an increase of 72.8% versus the six months ended April 30, 1996. The increase in net sales was primarily due to strong unit sales volume of the Company's DLT-based products, particularly the VLS DLT and Scalar automated tape libraries, the DS9000 series standalone tape drives and DLT media. The Company does not expect that its net sales will consistently grow at rates as high as the 60 to 90 percent year-to-year rates experienced in recent quarters. Sales outside the United States were $6.9 million or 31.4% of net sales for the three months ended April 30, 1997 compared to $5.6 million or 40.6% of net sales for the same period in fiscal 1996. International sales decreased slightly from the first quarter of fiscal 1997, but the Company expects this decrease to be short-term in nature. International sales are typically made in the U.S. dollars but may also be made in foreign currencies.

     Gross Profit. Gross profit was $6.5 million or 29.5% of net sales for the three months ended April 30, 1997 compared to $3.7 million or 27.1% of net sales for the same period in fiscal 1996. Gross profit as a percentage of sales was 29.6% and 27.6% for the six months ended April 30, 1997 and 1996, respectively. Gross profit margin for the current three-month and six-month periods was higher than the same periods in fiscal 1996 due to a shift in product mix toward higher-margin Scalar libraries and product cost reduction efforts, offset in part by a general shift in product mix toward DLT products, which have a higher per-unit tape drive cost than products incorporating 4mm/DAT and 8mm drives, and related media. Gross profit margins are dependent on a number of factors, including customer and product mix, price competition and tape drive costs. There can be no assurance that the Company can improve upon or maintain the current gross margin levels, given that tape drives purchased from third-party suppliers are a significant component of the Company's product costs.

     Selling and Administrative Expenses. Selling and administrative expenses were $3.2 million or 14.7% of net sales for the three months ended April 30, 1997 compared to $2.2 million or 15.8% of net sales for the same period in fiscal 1996. Selling and administrative expenses for the three months ended April 30, 1997 decreased as a percentage of net sales as increased net sales reflected the benefits of the Company's significant investments in sales and marketing resources in prior fiscal periods. Net sales volume in the three-month period increased 60.2% compared to a corresponding 49.5% increase in selling and administrative expenses. The dollar increase in selling and administrative expenses in the three months ended April 30, 1997 over the comparable period in fiscal 1996 was primarily due to increased sales commissions, additions to sales and marketing staff, and increased administrative overhead. The Company does not expect selling and administrative expenses as a percentage of net sales to decline significantly from the levels experienced in the three months and six months ended April 30, 1997.

     Research and Development Expenses. Research and development expenses were $691,000 or 3.1% of net sales for the three months ended April 30, 1997 compared to $359,000 or 2.6% of net sales for the same period in fiscal 1996. Actual dollar spending during the current three-month period was higher than the same period in fiscal 1996 due to increases in development expenses for the new Scalar 218 series, other unannounced product development programs, and additions to research and engineering staff.

     Other Income (Expense). Other income for the three months ended April 30, 1997 was $340,000 compared to an expense of $130,000 for the same period in fiscal 1996. As a result of the proceeds from issuance of common stock received in March as well as Interpoint's forgivness of all intercompany loans to ADIC and contributing cash to ADIC in October 1996, the Company realized $261,000 of interest income in the three months ended April 30, 1997, rather than $131,000 of interest expense incurred in the same period in fiscal 1996. Net foreign currency translation gains increased approximately $79,000 between the comparison periods. Foreign currency gains or losses arise as a result of the operation of ADIC Europe, the functional currency of which is French francs. ADIC Europe buys products from ADIC in U.S. dollars and resells a significant majority of such products in U.S. dollars. However, because francs are used as the functional accounting currency, all monetary assets and liabilities are translated into francs on ADIC Europe's financial statements. To the extent that these monetary assets and liabilities do not fully offset each other and the franc-to-U.S.-dollar exchange rate changes, transaction gains or losses may result. For large sales denominated in other currencies, the Company attempts to implement appropriate hedging strategies.

     Provision for Income Taxes. Income tax expense for the three months ended April 30, 1997 was $1,011,000 compared to $357,000 for the same period in fiscal 1996. The Company believes that the 34.7% effective tax rate reflected in its most recent results, which includes taxes paid in various federal, state and international jurisdictions, is generally indicative of the Company's effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used $4.5 million in the first six months of fiscal 1997. Such cash was primarily used to fund a $4.5 million increase in inventories, a $3.3 million decrease in accounts payable and a $1.7 million increase in accounts receivable, offset in part by net income of $3.6 million.

     At April 30, 1997, the Company had cash and cash equivalents of $30.3 million. As of that date, the Company also had a $10.0 million bank line of credit that expires at the end of fiscal 1998. Any borrowings under this line of credit would bear interest at the bank's prime rate or adjusted LIBOR rate. No borrowings have been made under this line of credit.

     The Company believes that its existing cash and cash equivalents and bank line of credit will be sufficient to fund its working capital and capital expenditure needs for at least the next 12 months.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

               None

Item 2.        Changes in Securities.

               None

Item 3.        Defaults Upon Senior Securities.

               None

Item 4.        Submission of Matters to a Vote of Security Holders.

               None

Item 5.        Other information.

               None

Item 6.        Exhibits and Reports on Form 8-K.

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ADVANCED DIGITAL INFORMATION
                                             CORPORATION


Dated:  June 12, 1997                        /s/Peter H. van Oppen
                                             ----------------------------
                                             Peter H. van Oppen, Chairman
                                             and  Chief Executive Officer

Dated:  June 12, 1997                        /s/Leslie S. Rock
                                             ----------------------------
                                             Leslie S. Rock, Treasurer
                                             and Chief Accounting Officer