Form 10-Q
period 1997-07-31
ADVANCED DIGITAL INFORMATION CORP
filed 1997-09-15
CIK 770403

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                        _______________

                          FORM 10-Q
                        _______________

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1997

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

                     [X] Yes          [ ] No

The total shares of common stock without par value outstanding at the end of the quarter reported is 9,676,386.

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ADVANCED DIGITAL INFORMATION CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                          JULY 31, 1997 AND OCTOBER 31, 1996


                                                    JULY 31,      OCTOBER 31,
                                                      1997           1996
                                                   -----------    -----------
                 ASSETS                            (Unaudited)
Current assets:
  Cash and cash equivalents                        $34,597,727    $10,436,783
  Accounts receivable, net of allowances of
   $277,000 in 1997 and $187,000 in 1996            16,558,202     12,789,415
  Inventories, net                                  13,682,918     10,935,520
  Prepaid expenses and other                           214,812        282,183
  Deferred income taxes                                474,456        474,456
                                                   -----------    -----------
    Total current assets                            65,528,115     34,918,357
                                                   -----------    -----------
Property, plant and equipment, at cost:
  Machinery and equipment                            3,600,817      2,713,682
  Office equipment                                     408,432        350,700
  Leasehold improvements                               377,142        357,282
                                                   -----------    -----------
                                                     4,386,391      3,421,664
  Less: accumulated depreciation and amortization   (2,265,910)    (1,855,457)
                                                   -----------    -----------
    Net property, plant and equipment                2,120,481      1,566,207
                                                   -----------    -----------
Deferred income taxes                                   10,370         10,370
                                                   -----------    -----------
Other assets                                           139,120        214,739
                                                   -----------    -----------
                                                   $67,798,086    $36,709,673
                                                   -----------    -----------
                                                   -----------    -----------

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 7,905,173    $ 8,460,723
  Accrued liabilities                                2,023,984      1,608,132
  Income taxes payable                               1,093,999        253,716
                                                   -----------    -----------
    Total current liabilities                       11,023,156     10,322,571
                                                   -----------    -----------
Shareholders' equity:
  Preferred stock, no par value; 2,000,000 shares
   authorized; none issued and outstanding                  --             --
  Common stock, no par value; 40,000,000 shares
   authorized, 9,676,386 issued and
   outstanding (8,001,992 in 1996)                  45,338,643     20,329,806
  Retained earnings                                 11,805,270      5,981,906
  Cumulative translation adjustment                   (368,983)        75,390
                                                   -----------    -----------
    Total shareholders' equity                      56,774,930     26,387,102
                                                   -----------    -----------
                                                   $67,798,086    $36,709,673
                                                   -----------    -----------
                                                   -----------    -----------

   See the accompanying notes to these consolidated financial statements.

                   ADVANCED DIGITAL INFORMATION CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
      THREE MONTHS AND NINE MONTHS ENDED JULY 31, 1997 AND 1996 (UNAUDITED)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    JULY 31,                   JULY 31,
                                           -------------------------   -------------------------
                                               1997          1996          1997         1996
                                           -----------   -----------   -----------   -----------
Net sales                                  $24,463,001   $15,185,761   $66,604,997   $39,571,341
Cost of sales                               17,397,206    10,932,319    47,057,154    28,588,518
                                           -----------   -----------   -----------   -----------
  Gross profit                               7,065,795     4,253,442    19,547,843    10,982,823
                                           -----------   -----------   -----------   -----------
Operating expenses:
  Selling and administrative                 3,467,050     2,311,527     9,762,777     6,633,794
  Research and development                     732,596       387,875     2,055,560     1,047,546
                                           -----------   -----------   -----------   -----------
                                             4,199,646     2,699,402    11,818,337     7,681,340
                                           -----------   -----------   -----------   -----------
Operating profit                             2,866,149     1,554,040     7,729,506     3,301,483
Other income (expense):
  Interest income (expense)                    382,753      (147,720)      758,975      (407,074)
  Foreign currency transaction gains, net      159,255        19,271       376,846        37,416
                                           -----------   -----------   -----------   -----------
                                               542,008      (128,449)    1,135,821      (369,658)
                                           -----------   -----------   -----------   -----------
Income before provision for income taxes     3,408,157     1,425,591     8,865,327     2,931,825
Provision for income taxes                   1,145,866       492,680     3,041,963       990,636
                                           -----------   -----------   -----------   -----------
Net income                                 $ 2,262,291   $   932,911   $ 5,823,364   $ 1,941,189
                                           -----------   -----------   -----------   -----------
                                           -----------   -----------   -----------   -----------
Pro forma average number of common and
 common equivalent shares outstanding                      8,250,000                   8,158,000
                                                         -----------                 -----------
                                                         -----------                 -----------
Pro forma net income per share                           $      0.11                 $      0.24
                                                         -----------                 -----------
                                                         -----------                 -----------
Average number of common and common
 equivalent shares outstanding               9,991,390                  9,189,000
                                           -----------                  ---------
                                           -----------                  ---------
Net income per share                       $      0.23                  $    0.63
                                           -----------                  ---------
                                           -----------                  ---------

   See the accompanying notes to these consolidated financial statements.

                   ADVANCED DIGITAL INFORMATION CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED JULY 31, 1997 AND 1996 (UNAUDITED)

                                                          1997          1996
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 5,823,364   $ 1,941,189
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                         435,914       416,996
  Change in assets and liabilities:
    Accounts receivable                                (3,976,694)   (5,043,797)
    Inventories                                        (2,980,485)   (2,138,377)
    Prepaid expenses and other                             52,430        16,882
    Other assets                                           44,571      (135,413)
    Accounts payable                                     (486,964)    1,152,337
    Accrued liabilities                                   523,381       639,391
    Income taxes payable                                  896,475       629,557
                                                      -----------   -----------
Net cash provided by (used in) operating activities       331,992    (2,521,235)
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment           (1,050,968)     (652,425)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net          23,708,784
  Net increase in loans from Interpoint                        --     3,006,973
  Proceeds from issuance of common stock for stock
   options, including tax benefit                       1,300,053            --
                                                      -----------   -----------
Net cash provided by financing activities              25,008,837     3,006,973
                                                      -----------   -----------
Effect of exchange rate changes on cash                  (128,917)      (13,421)
                                                      -----------   -----------
Net increase (decrease) in cash                        24,160,944      (180,108)
Cash and cash equivalents at beginning of period       10,436,783       623,838
                                                      -----------   -----------
Cash and cash equivalents at end of period            $34,597,727   $   443,730
                                                      -----------   -----------
                                                      -----------   -----------

    See the accompanying notes to these consolidated financial statements.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                July 31, 1997
                                 (Unaudited)

NOTE 1. BASIS OF PRESENTATION

    The accompanying condensed financial statements are unaudited and should be read in conjunction with the Advanced Digital Information Corporation financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996 and the Company's Registration Statement on Form S-3 filed February 18, 1997. In the opinion of management, all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the nine-month period ended July 31, 1997, are not necessarily indicative of results to be expected for a full year.

NOTE 2. STOCK ISSUANCE

    On March 12, 1997, ADIC completed a public offering of 1,525,000 shares of its common stock. Of the total, 1,500,000 were sold by the Company and 25,000 shares were sold by a selling shareholder. Net proceeds of $23.7 million were received and will be used for working capital and other general corporate purposes.

NOTE 3. INVESTMENT IN CROSSROADS SYSTEMS, INC.

     On August 29, 1997, subsequent to the date of the consolidated financial statements contained herein, the Company purchased an approximately 15% interest in Crossroads Holding Corp. for an aggregate purchase price of approximately $4.0 million. Crossroads Systems, Inc. (Crossroads), the wholly owned subsidiary of Crossroads Holding Corp., develops products that provide interconnectivity between various network protocols and fibre channel networks. Under an OEM agreement with Crossroads also entered into on August 29, the Company will market interconnectivity products developed by Crossroads under the ADIC brand name and serve as a master distributor for Crossroads products.

NOTE 4. EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE

    EARNINGS PER SHARE - Given the Company's historical capital structure as a wholly owned subsidiary of Interpoint Corporation (Interpoint), historical earnings per share amounts are not presented in the consolidated financial statements for the three months and nine months ended July 31, 1996 as they are not considered to be meaningful. For the three months and nine months ended July 31, 1997, primary earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding plus the common stock equivalents attributable to dilutive stock options during the period. Fully diluted earnings per share do not differ materially from primary earnings per share.

    PRO FORMA EARNINGS PER SHARE - In connection with the spin-off of ADIC by Interpoint, Interpoint shareholders received one share of ADIC common stock for each share of Interpoint stock held. Additionally, Interpoint stock options held by ADIC Team Members and Directors were converted in part to cash and in part to ADIC stock options.

    Pro forma net income per share for the three months and nine months ended July 31, 1996 is based on net income for the period divided by the number of shares of Interpoint stock outstanding at June 30, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method, of the ADIC stock options outstanding as a result of the spin-off.

NOTE 5. INVENTORIES

    Inventory is comprised as follows:

                                          JULY 31, 1997  OCTOBER 31, 1996
                                          -------------  ----------------
    Finished Goods                         $ 5,827,482     $ 4,688,604
    Work-in-process                          2,545,671       1,503,691
    Raw materials                            6,438,481       5,602,312
                                           -----------     -----------
                                            14,811,634      11,794,607
    Allowance for inventory obsolescence    (1,128,716)       (859,087)
                                           -----------     -----------
                                           $13,682,918     $10,935,520
                                           -----------     -----------
                                           -----------     -----------

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

    NET SALES. Net sales for the three months ended July 31, 1997 increased 61.1% to $24.5 million as compared to $15.2 million for the same period in fiscal 1996. Net sales for the nine months ended July 31, 1997, were $66.6 million, an increase of 68.3% versus the nine months ended July 31, 1996. The increase in net sales continues to be due primarily to strong unit sales volume of the Company's DLT-based products, particularly the VLS DLT and Scalar automated tape libraries, and the DS9000 series standalone tape drives. The Company does not expect that its net sales will consistently grow at rates as high as the 60 to 90 percent year-to-year rates experienced in recent quarters. Sales outside the United States were $7.7 million or 31.4% of net sales for the three months ended July 31, 1997 compared to $4.7 million or 30.9% of net sales for the same period in fiscal 1996. International sales are typically made in U.S. dollars but may also be made in foreign currencies.

    GROSS PROFIT. Gross profit was $7.1 million or 28.9% of net sales for the three months ended July 31, 1997 compared to $4.3 million or 28.0% of net sales for the same period in fiscal 1996. Gross profit as a percentage of sales was 29.3% and 27.8% for the nine months ended July 31, 1997 and 1996, respectively. Gross profit margin for the current three-month and nine-month periods was higher than the same periods in fiscal 1996 due to a shift in product mix toward higher-margin Scalar libraries and product cost reduction efforts, offset in part by a general shift in product mix toward DLT products, which have a higher per-unit tape drive cost than products incorporating 4mm/DAT and 8mm drives, and related media. Gross profit margins are dependent on a number of factors, including customer and product mix, price competition and tape drive costs. There can be no assurance that the Company can improve upon or maintain the current gross margin levels, given that tape drives purchased from third-party suppliers are a significant component of the Company's product costs.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $3.4 million or 14.2% of net sales for the three months ended July 31, 1997 compared to $2.3 million or 15.2% of net sales for the same period in fiscal 1996. Selling and administrative expenses for the three months ended July 31, 1997 decreased as a percentage of net sales as increased net sales reflected the benefits of the Company's significant investments in sales and marketing resources in prior fiscal periods. Net sales volume in the three-month period increased 61.1% compared to a corresponding 50.0% increase in selling and administrative expenses. The dollar increase in selling and administrative expenses in the three months ended July 31, 1997 over the comparable period in fiscal 1996 was primarily due to additions to sales and marketing staff, increased advertising costs and increased administrative overhead, including accrued team member bonuses. The Company does not expect selling and administrative expenses as a percentage of net sales to decline significantly from the levels experienced in the three months and nine months ended July 31, 1997.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $733,000 or 3.0% of net sales for the three months ended July 31, 1997 compared to $388,000 or 2.6% of net sales for the same period in fiscal 1996. Actual dollar spending during the current three-month period was higher than the same period in fiscal 1996 due to increases in development expenses for the new Scalar 218 series, other unannounced product development programs, and additions to research and engineering staff. Research and development expenses are expected to continue at approximately 3% of net sales.

    OTHER INCOME (EXPENSE). Other income for the three months ended July 31, 1997 was $542,000 compared to an expense of $128,000 for the same period in fiscal 1996. As a result of the proceeds from issuance of common stock received in March as well as Interpoint's forgiveness of all intercompany loans to ADIC and contribution of cash to ADIC in October 1996, the Company realized $383,000 of interest income in the three months ended July 31, 1997, rather than $148,000 of interest expense incurred in the same period in fiscal 1996. Net foreign currency translation gains increased approximately $140,000 between the comparison periods. Foreign currency gains or losses arise as a result of the operation of ADIC Europe, the functional currency of which is French francs. ADIC Europe buys products from ADIC in U.S. dollars and resells a significant majority of such products in U.S. dollars. However, because francs are used as the functional accounting currency, all monetary assets and liabilities are translated into francs on ADIC Europe's financial statements. To the extent that these monetary assets and liabilities do not fully offset each other and the franc-to-U.S.-dollar exchange rate changes, transaction gains or losses may result. For large sales denominated in other currencies, the Company attempts to implement appropriate hedging strategies.

    PROVISION FOR INCOME TAXES. Income tax expense for the three months ended July 31, 1997 was $1,146,000 compared to $493,000 for the same period in fiscal 1996. The Company believes that the 34.3% effective tax rate reflected for the nine months ended July 31, 1997, which includes taxes paid in various federal, state and international jurisdictions, is generally indicative of the Company's effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities provided $332,000 in the first nine months of fiscal 1997. Such cash was provided by net income of $5.8 million along with certain other operating items, and is partially offset by uses of cash to fund a $4.0 million increase in accounts receivable, and a $3.0 million increase in inventories.

    At July 31, 1997, the Company had cash and cash equivalents of $34.6 million. As of that date, the Company also had a $10.0 million bank line of credit that expires at the end of fiscal 1998. Any borrowings under this line of credit would bear interest at the bank's prime rate or adjusted LIBOR rate. No borrowings have been made under this line of credit.

    The Company believes that its existing cash and cash equivalents and bank line of credit will be sufficient to fund its working capital and capital expenditure needs for the foreseeable future. The Company may acquire technologies, products or businesses that it believes are strategic, and the Company's working capital needs may change as a result of such acquisitions. Currently, ADIC the Company has no understandings, commitments or agreements with respect to any material acquisition, and there can be no assurance that any acquisition will be made.

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


                                  ADVANCED DIGITAL INFORMATION CORPORATION


Dated:  September 12, 1997        /s/ Peter H. van Oppen
                                  ------------------------------------
                                  Peter H. van Oppen, Chairman
                                  and Chief Executive Officer

Dated:  September 12, 1997        /s/ Leslie S. Rock
                                  ------------------------------------
                                  Leslie S. Rock, Treasurer
                                  and Chief Accounting Officer