Form 10-K
period 1997-10-31
ADVANCED DIGITAL INFORMATION CORP
filed 1998-01-23
CIK 770403

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               -----------------

                                   FORM 10-K
                                  ------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                 TO

                           COMMISSION FILE NUMBER 0-21103

                           ADVANCED DIGITAL INFORMATION
                                   CORPORATION

               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            -----------------------------

            WASHINGTON                    91-1618616
  (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)

        10201 WILLOWS ROAD                   98052
        REDMOND, WASHINGTON               (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE
             OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425) 881-8004
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 TITLE OF EACH    NAME OF EACH EXCHANGE
     CLASS         ON WHICH REGISTERED
----------------  ---------------------
     (None)              (None)

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK

                        PREFERRED STOCK PURCHASE RIGHTS

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by nonaffiliates of the registrant is $170,874,198 as of December 31, 1997, based on the closing sale price of such stock on the Nasdaq National Market on that date.

    There were 9,703,324 shares of common stock outstanding as of December 31, 1997.

    The Index to Exhibits appears on page 40.

    Part III is incorporated by reference from the proxy statement to be filed in connection with the 1998 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    Advanced Digital Information Corporation ("ADIC" or the "Company") is a leading provider of automated tape libraries and standalone tape drives used to back up and archive electronic data in client/ server network computing environments. The Company integrates proprietary electro-mechanical robotics, electronics hardware and firmware with technologically advanced tape drives manufactured by third parties to provide highly automated data storage protection. When used with third-party storage management software, the Company's products can perform sophisticated backup and archiving of electronic data residing across a network of PCs, workstations and servers with minimal human intervention. The Company's product family operates in both PC-based (Windows NT and Novell NetWare) and UNIX environments and provides data storage capacity ranging from four gigabytes to over 50 terabytes.

    The Company's customers are located worldwide and range in size from large multinational companies to small businesses. The Company markets its products in North America, Europe and the Asia Pacific region through multiple distribution channels, including distributors, VARs and OEMs. The Company supports these channels and its end users with a combination of more than one dozen regional field sales offices, systems engineering and technical support personnel, as well as third-party on-site service organizations.

    The Company was incorporated under the laws of the state of Washington in August 1984 and was acquired by Interpoint Corporation ("Interpoint") in February 1994. In June 1994, ADIC Europe SARL ("ADIC Europe" or "ADE") was acquired to provide international sales and distribution support. In October 1996, Interpoint and ADIC finalized a series of transactions whereby Interpoint made a distribution to its shareholders of all the shares of ADIC Common Stock and ADIC became an independent publicly traded company. Just prior to the distribution, Interpoint made certain capital contributions to ADIC and transferred certain other assets to ADIC. ADIC raised an additional $24 million through a public offering of 1,500,000 common shares in March 1997.

INDUSTRY

    CLIENT/SERVER NETWORK DATA BACKUP

    The Company believes that multiple trends continue to foster growth of the data storage segment of the client/server network computing environment. Personal computer and workstation microprocessors continue to achieve substantial increases in performance, both absolutely and relative to their cost. Enabled by this increased processing power and the increasing sophistication of both network operating systems and relational databases, organizations are migrating core business processes (such as financial transaction processing, materials requirements planning, document imaging and management of patient records, engineering drawings and customer databases) from manual processes or mainframes to lower-cost client/server computer networks. In addition, the growth of the Internet, electronic mail, and groupware continue to foster further client/server network computing growth. The combination of these trends is driving a proliferation of client/server network computing.

    Each of the trends outlined above is driving an increase not only in the installed base of networks, but also in the data storage requirements of these networks. The data stored on client/server networks is growing both in volume and in value. As an organization migrates its core processes to client/server computer networks, the electronic data stored on these networks, such as a customer or patient database, a set of engineering drawings, or a record of financial transactions, becomes an increasingly vital asset. The opportunity cost of data loss has become extraordinarily high, with potentially large and long-term negative impacts on an organization. Data loss can result from a wide variety of causes, including human error, equipment failure, database corruption, computer viruses, and man-made or natural disasters. Systematic and cost-effective backup and archiving of data stored on client/server networks is essential to protecting one of a firm's most important assets.

    Increases in both the volume and value of data, coupled with increasingly data-intensive software applications, are driving an increase in demand for data storage capacity and a growing need for data backup and archiving in client/server network computing environments.

    AUTOMATED TAPE LIBRARIES

    The Company believes automated tape libraries, which operate in conjunction with storage management software and incorporate magnetic tape drive technology, provide the best systematic and cost-effective backup solution for client/server networks. These products provide client/server networks with software-controlled access to multiple magnetic tape cartridges for storage and retrieval of digitally stored data. These backups occur automatically and minimize human intervention. Automated tape libraries, housing these tapes and one or more tape drives, utilize an electro-mechanical robotic mechanism to manipulate the tape cartridges, loading and unloading specific tape cartridges into and out of the tape drive or drives as directed by the storage management software.

    Automated tape libraries efficiently systematize the network backup process through a number of features. An automated tape library, directed by storage management software, can perform sophisticated backups of a network's data without human intervention, automatically backing up specific network data to specific tapes at specific times. This process operates in a "lights out" mode, backing up the network at any time, thereby eliminating the need for system administrator staffing when the network is backed up, generally at night. Access to multiple tape cartridges enables the library to automatically store much more data than a standalone drive, eliminating the need for a system administrator to swap tapes in order to back-up all the data. Unlike a typical hard disk drive, magnetic tape drives utilize removable cartridges containing a robust medium. Therefore, data backed up by an automatic tape library can be reliably stored offsite as an element of a disaster recovery scheme.

    Within the library, tape cartridges are typically organized in magazines. In some cases, these tape magazines are removable, easing storage and offsite transfer of the tapes. A library with multiple tape drives can backup data with all drives simultaneously, significantly speeding up the backup process. Some larger libraries feature a barcode system which, in conjunction with the storage management software, can catalog each tape, further enhancing the management of the data. Libraries often feature key lock access to the tapes, providing security protection for the data by preventing undesired human access. Some libraries feature a software and password-controlled access feature which allows for controlled addition or removal of selected cartridges without providing open access to all tapes housed within the library or taking the library off-line.

    Backup and archival storage needs differ somewhat from the demands of other storage applications, such as online data storage, with overall capacity and data transfer rate being more important than the speed of data access and retrieval. As a result of relatively high transfer rates, high capacity and low cost per gigabyte, tape drive technologies are used for backup or archival purposes in a large proportion of client server networks in commercial and government organizations. The Company believes that, assuming continued investment by tape drive manufacturers, magnetic tape drives will continue to be a cost-effective solution for data backup and archival purposes in terms of cost per unit of data storage. Automated tape libraries leverage the cost-effectiveness of magnetic tape drives by automating the access to multiple data cartridges by each tape drive, decreasing further the dollar-per-gigabyte of storage cost relative to other technologies.

ADIC STRATEGY

    The Company's goal is to continue expanding its position as a market leader in providing automated tape libraries and complementary products to the client/server network computing marketplace. Key components of the Company's strategy include:

    OFFER A FULL RANGE OF LIBRARY PRODUCTS. The Company believes it currently offers the most complete range of automated tape library and standalone drive products available for the client/server network marketplace. Available storage capacities range from four gigabytes to over 50 terabytes. Although different types and sizes of client/server networks require different levels of tape library capacity and performance, the Company's broad product family provides both end users and channel partners with "one-stop-shopping" for products, service, and support. By offering standalone drive products in addition to libraries, the Company is able to further enhance the breadth of its product line, familiarizing customers with entry-level backup and archiving data storage needs with its brand name and products and providing them with migration and upgrade paths to the Company's other products. In addition, the Company's broad product line allows it to purchase tape drives in large volumes, which may enhance its ability to negotiate with key magnetic tape drive suppliers.

    OFFER PRODUCTS IN MULTIPLE DRIVE TECHNOLOGIES. The Company offers automated tape libraries based on major magnetic tape drive technologies, including DLT, 8mm/SDX, 4mm/DAT and 8mm, and maintains compatibility with a wide variety of storage management software platforms. The Company's strategy is to work closely with leading tape drive manufacturers in order to rapidly develop products incorporating state-of-the-art technologies. The Company's strategy of developing products based on multiple drive technologies allows the Company to reduce its dependence on any single tape drive technology, as well as offer products that target the specific technology needs of different market segments. In addition, the Company's products are compatible with over 50 storage management software applications.

    LEVERAGE TECHNOLOGY ACROSS PRODUCTS. The Company is able to leverage nearly a decade of automated tape library research and development investment across a number of products. The Company has launched multiple generations of products which build on an existing foundation of technology and knowledge, including operating systems software, electronic hardware, and electro-mechanical hardware. The Company's most recently launched product, the FastStor tape storage system, features sixth-generation technology in many of these elements. Leveraging its existing technology to build a broad product line enables the Company to decrease both the time-to-market and development costs of new products. In addition, this strategy enhances manufacturing leverage and flexibility, as the Company is able to share common parts, manufacturing resources and suppliers across a wide range of products.

    FURTHER DEVELOP BRAND NAME AND STRONG WORLDWIDE DISTRIBUTION CHANNELS. The Company has established and continues to develop strong distribution channels in the North American, European, and Pacific Rim markets. The Company has numerous long-standing relationships with national distributors and individual resellers that have experience in offering the Company's line of products. These distribution channels enable the Company to cost-effectively offer its broad range of branded products to multiple market segments and provide an immediate outlet for new products as they are developed. In addition, the Company believes that as a result of its investments in advertising, promotion and brand development, it will continue to develop brand recognition and customer loyalty, increasing the level of recurring business from its customers. In particular, the Company believes that its distribution relationships and brand name recognition position it well to take advantage of the growth of PC-based client/server networks, including those based on Windows NT. As appropriate, the Company intends to pursue additional channel partnerships to address untapped or under-penetrated market segments.

    OFFER BROAD TECHNICAL SUPPORT. The Company views customer service and support as strategically important elements of its business. During the sales process, the Company's sales force and systems engineers provide technical recommendations to its channel partners and end users. After the sale, the

Company provides 24-hour-a-day technical support. The Company's technical support staff, which is knowledgeable about storage management software and systems, is able to address customers' inquiries beyond the automated tape library hardware level. In situations where problems grow in sophistication beyond the scope of the Company's technical support staff, systems engineers can be made available for telephone or on-site consultation. The Company also offers customers various levels of on-site service programs through third-party providers. Finally, the Company offers a comprehensive training program to resellers and end users.

    DEVELOP OR ACQUIRE RELATED SPECIALIZED STORAGE PRODUCTS. The Company believes that growth of the client/server network data storage market will create opportunities for it to expand its product offerings. Under an agreement signed in August 1997, the Company will market Fibre Channel interconnection solution products developed with Crossroads Systems, Inc. ("Crossroads") under the ADIC brand name. This partnership will allow the Company to offer products to integrate a wide variety of SCSI-based storage devices with Fibre Channel networks. The Company intends to continue to seek out related market niches which leverage its strengths. The Company has over a decade of research and development and sales and marketing experience in client/server network data storage and it believes this experience may be readily applied beyond automated tape libraries to other specialized storage products. In addition, the Company believes its distribution channels can be leveraged to distribute related data storage products to end customers. New, related storage products could originate from internal research and development or through acquisitions.

PRODUCTS

    The Company's principal products, automated tape libraries, integrate proprietary electro-mechanical robotics, electronic hardware, and firmware with industry standard technologically advanced tape drives supplied by third parties. The automated tape libraries are housed in a desktop, rackmount, or floor-standing enclosure. When operated in conjunction with third-party storage management software, the Company's libraries provide a complete solution for systematically and cost-effectively automating data storage backup and archiving in client/server network computing environments.

    The Company offers a family of automated tape libraries and standalone tape drive products with different data storage capacity and data transfer rate characteristics. In addition to automated tape library and standalone tape drive products, the Company supplies its channels and end users with a range of supplemental products, including tape cartridge media, tape magazines, rackmount kits and cables.

    The Company's products vary by tape technology, number of tape drives, and number of tape cartridges. New library product development is driven by two sources, the identification of new market opportunities and the availability of new tape drive technologies. The identification of new market opportunities results from ongoing work by the Company's sales, marketing, and product management organizations to identify new products to fulfill customer and marketplace needs. In addition, the Company maintains close relationships with tape drive manufacturers in order to stay abreast of technology developments.

    Storage product prices vary from approximately $1,000 to more than $100,000, depending on the drive technology, number of drives and capacity selected. Drive technologies include DLT, 8mm/SDX, 4mm/ DAT and 8mm formats with the number of drives per unit varying from one to 48 drives. Capacities range from four gigabytes to over 50 terabytes.

STORAGE MANAGEMENT SOFTWARE

    The majority of the Company's products are installed on client/server computer networks in conjunction with storage management software. Currently, over 50 different storage management software packages support one or more of the Company's products. On Microsoft Windows NT and Novell NetWare platforms, these packages include products from Cheyenne Software, Legato Systems, Network

Integrity, Seagate Software (Arcada and Palindrome) and STAC. On UNIX platforms, these packages include products from Cheyenne Software, IBM ADSM, Legato Systems, OpenVision Technologies, Spectra Logic (Alexandria) and VERITAS Software.

    The Company works closely with storage management software companies in a number of ways. It periodically engages in discussions with developers at these companies regarding the marketplace, end-user needs, and potential solutions to these needs combining the Company's products and the developer's storage management software. The Company partners with storage management software companies to offer promotional product bundles, offering customers a special price on the combination of a Company product and a storage management software product. In addition, the Company's field sales force strives to maintain relationships with its counterparts from each of the storage management software companies and frequently participates in joint sales calls and seminars. The Company also maintains technical relationships with developers at these companies, in most cases providing Company products for their use in developing software for these products. The Company's system engineering lab has a large variety of storage management software products running in-house in order to perform ongoing compatibility testing.

SALES AND MARKETING

    The Company's strategy is to deploy a comprehensive sales, marketing, and support infrastructure to address the market for client/server network storage peripherals both domestically and internationally. The Company relies on multiple distribution channels to reach end-user customers ranging in size from small businesses to large multinational corporations. The Company's channels include distributors, VARs and OEMs. The Company supports these channels with a field sales force operating out of its headquarters office in Redmond, Washington, plus more than one dozen regional field sales offices in the United States and three international offices in London, Munich and Paris. The large majority of Company products are sold under the ADIC brand name.

    RESELLERS

    NORTH AMERICAN DISTRIBUTORS. The Company sells its products to large regional and national distributors who in turn resell the Company's products to national, regional, or local VARs with expertise in integrating network solutions for end customers. The Company provides support for these VARs through its authorized reseller programs. In the case of larger, more complex sales situations, the Company's field sales force may work in conjunction with a VAR to support the sale. The Company currently has relationships with several major North American distributors, including Access Graphics, Inc., Arrow ICP, Gates/Arrow Distributing, Ingram Micro Incorporated, Tech Data Corporation, and Tenex Data Corporation. For the fiscal year ended October 31, 1997, Ingram Micro Incorporated and Tech Data Corporation represented 28% and 19%, respectively, of the Company's net sales.

    INTERNATIONAL DISTRIBUTORS. Similar to North America, the Company also has relationships with a number of large regional and national distributors internationally. International sales represented 33% of net sales in fiscal year 1997, the majority of which occurred in Europe. The Company believes that international markets represent an attractive growth opportunity and intends to expand the scope of its international sales efforts in part by continuing to actively pursue additional international distributors and resellers.

    PREMIER VAR PROGRAM. The Company has direct sales relationships with more than 25 "Premier VARs" throughout North America and Europe. These Premier VARs are typically larger VARs specializing in data storage and network solutions for client/server networks. Premier VARs assume increased levels of responsibility for sales and support, although they are still occasionally assisted by the Company's field sales force in certain large, complex sales situations.

    OEMS

    The Company sells its products to several companies under a private label or OEM relationship. These companies resell the products under their own brand name, sometimes after enhancing the product technically to target a specific market, performance, or application niche. Private labelers and OEMs assume responsibility for product sales, service and support. These relationships enable the Company to reach end user market niches not served by its other reseller distribution channels. Although not a key component to its strategy, the Company maintains ongoing discussions with private labelers and OEMs, including leading systems suppliers, regarding opportunities with the Company's products. The large majority of Company products are sold through non-OEM channels under the ADIC brand name.

    CORPORATE SALES

    The Company maintains corporate sales relationships with a number of large national and multinational companies, including financial institutions, telecommunications companies, large industrial corporations and professional service firms. In these sales situations, the Company typically works with such company's central information services organization to assess data storage backup needs and then recommend a solution incorporating the Company's products. The successful culmination of this recommendation may be the creation of a corporate standard, including a selection of the Company's products. Once this standard is established, organizations throughout the company can purchase the Company's products to meet their needs.

    CORPORATE MARKETING

    The Company supports its channel sales and its field sales force efforts with a broad array of marketing programs designed to build the Company's brand name, attract additional resellers and generate end user demand. Resellers are provided with a full range of marketing materials, including product specification literature and application notes. The Company advertises in key network systems publications and participates in national and regional tradeshows both domestically and internationally. The Company's World Wide Web page features a comprehensive collection of marketing information, including product specification sheets, product user manuals and application notes. The Company's field sales force conducts seminars targeting end users, often with a sales representative from one of the storage management software companies. The Company also conducts sales and technical training classes for its resellers. The Company periodically engages in various promotional activities for resellers and end users, including product-specific rebates, bundling its products with selected storage management software, and certificates for free tape drive cleaning cartridges.

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

CUSTOMER SERVICE AND SUPPORT

    The Company views customer service and support as strategically important elements of its business. The Company's customer service and support effort consists of five components.

    TECHNICAL SUPPORT. The Company maintains an internal technical support organization. Technical support personnel are available to all customers at no charge via telephone, facsimile, and Internet electronic mail to answer questions and solve problems relating to the Company's products. Technical support personnel are not only trained with respect to the Company's products, but are also experienced with storage management and network operating system software. Products with problems not resolved via telephone support may be returned to the Company for repair or replacement during the warranty period.

For a nominal fee, customers may choose to receive a "hot swap" exchange unit which will be shipped via express mail within 24 hours.

    SYSTEMS ENGINEERING. The Company also maintains a staff of systems engineers who provide both pre-and post-sales support to resellers and end users. Systems engineers typically become involved in more complex problem-solving situations involving interactions between the Company's products, the storage management software, the network server hardware, and the network operating system. System engineers work with resellers and end users both over the telephone and on-site.

    ON-SITE SERVICE. The Company contracts with third-party service providers to offer on-site service for its products. A wide variety of programs are available, up to and including 24-hour-a-day, seven-day-a-week on-site service. The Scalar series products, which represent the high end of the product line, are sold including one year of on-site service.

    TRAINING. The Company offers a comprehensive training program to resellers and end users. Training classes are conducted at the Company's headquarters location and on-site at reseller and end-user locations worldwide.

    WARRANTY. For standard Company products, parts and labor are covered by a two-year or three-year warranty. With respect to drives and tapes used in the Company's products but manufactured by a third party, the Company passes on to the customer the warranty on such drives and tapes provided by the manufacturer.

RESEARCH AND DEVELOPMENT

    The Company's research and development team has developed multiple product generations of automated tape library products. The Company's research and development efforts rely on the integration of multiple engineering disciplines to generate products that competitively meet market needs in a timely fashion. Successful development of automated tape libraries requires the melding of firmware design, electro-mechanical design, electronic design, and engineering packaging into a single, integrated product. Product success also relies on the engineering team's thorough knowledge of each of the different tape drive technologies as well as SCSI and Fibre Channel protocols.

    The Company's new product development is frequently stimulated by the availability of an enhanced or new tape drive technology. As they compete in the marketplace, tape drive manufacturers continually invest in research and development to gain performance leadership either by offering increasingly enhanced versions of their current drive products or by introducing an entirely new drive technology. The Company benefits from these industry developments by utilizing these new tape drive technologies in its products. If a new drive is an enhanced version of one already incorporated in one or more of the Company's products, the Company's time and dollar investment to incorporate the new drive can be quite small, with the focus being on verification testing. With new tape drive technology introductions, the level of effort required to develop a corresponding product depends somewhat on the form factors of the drive and media. In cases where the form factors match a drive technology currently supported, again the time and investment required can be quite low. When the form factors differ, the time and investment requirements can grow substantially, and may require development of a new product altogether. Given the importance of relationships with tape drive manufacturers to the Company's success, the Company strives to, and believes it does, maintain close, high-level relationships on both a management and technical level with several tape drive manufacturers. These relationships at times provide early warning of new tape drive technologies and assist the Company in reducing the time-to-market for new product development.

    The Company also identifies and defines new products based on the more traditional identification of a market need which the Company believes it can successfully fill. The Company's sales, marketing, product development, and engineering organizations all contribute to this identification process. With these product development efforts, time and investment requirements tend to be significant, both in terms of engineering and tooling for manufacturing. However, the Company has found that it has been able to leverage its previous engineering investments into new products. For example, the firmware, or operating system, of the Scalar library product is based on successive generations of the operating system developed for the Company's first library. Similarly, the Company's engineers have been able to leverage its electro-mechanical and electronic hardware designs from previous products into next-generation designs. In some cases, entire subassemblies are transferable, leveraging not only engineering time but also tooling investments, materials purchasing, inventory stocking, and manufacturing.

    The Company's research and development expenses were $2,909,000, $1,542,000 and $1,097,000 for fiscal years 1997, 1996, and 1995, respectively. The Company anticipates making comparable or increased investments in research and development efforts in the future.

MANUFACTURING

    The Company's manufacturing processes, which are ISO 9001 certified, entail manufacturing electro-mechanical robotic devices, integrating into them third-party tape drives, and performing testing on the completed device. The Company's manufacturing strategy is to perform product assembly, integration and testing, leaving component and piece part manufacturing to its supplier partners. The Company works closely with a group of regional, national, and international suppliers to obtain quality parts and components meeting its specifications. Though the Company's designs are proprietary, the various components are available off the shelf or are manufactured using standard, readily-available techniques, limiting supplier base risk and easing volume increases. Inventory planning and management is coordinated closely with suppliers and customers to match the Company's production to market demand. Product orders are confirmed and, in most cases, shipped to the customer within one week. The Company fills orders as they are received and therefore believes that its backlog levels are not indicative of future sales.

COMPETITION

    The market for network data storage peripherals in general, and automated tape libraries in particular, is intensely competitive, highly fragmented, and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products they offer. As the Company offers a broad range of automated tape library and complementary products, it tends to have a large number of competitors that differ depending on the particular product format and performance level. Since there are relatively low barriers to entry into the automated tape library market, the Company anticipates increased competition from other sources, ranging from emerging to established companies, including large system OEMs. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than the Company. The Company's competitors may develop new technologies and products that are more effective than the Company's products. In addition, competitive products may be manufactured and marketed more successfully than the Company's products. The Company believes the primary competitive factors in the market for network data storage products are performance, reliability, breadth of product line, distribution strength, product availability and price, as well as customer issues, including technical and sales support. See "Risk Factors--Increasing Competition and Potentially Declining Prices."

PROPRIETARY RIGHTS

    Although the Company relies predominately on its full product line, strong channel structure, and nearly a decade of library development experience to compete in its marketplace, it has or is pursuing numerous patents on various design elements of its automated tape library products. There can be no assurance that pending patent applications will ultimately issue as patents or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's proprietary rights. In addition, there can be no assurance that issued patents or pending applications will not be challenged or circumvented by competitors, or that the rights granted thereunder will provide competitive advantages to the Company.

    The Company relies on a combination of patent and trademark laws, trade secrecy, confidentiality procedures, and contractual provisions to protect its intellectual property rights. There can be no assurance that these procedures will be successful, that the Company would have adequate remedies for any breach or that the Company's trade secrets and know-how will not otherwise become known to or independently developed by competitors. See "Risk Factors--Proprietary Technology."

FOREIGN OPERATIONS AND EXPORT SALES

    Export sales of ADIC products during the fiscal years ended October 31, 1997, 1996, and 1995 totaled $30,611,000, $21,216,000 and $14,930,000, respectively, with the majority of these sales occurring in Europe. European sales are transacted out of ADIC Europe, a wholly owned subsidiary acquired in June 1994. See Note 13 to the Company's Consolidated Financial Statements included as Item 8 of this Form 10-K and "Risk Factors--International Operations."

EMPLOYEES (TEAM MEMBERS)

    As of October 31, 1997, the Company had 208 full-time Team Members, including 53 in sales and marketing, 25 in research and development, systems engineering and technical support, 109 in manufacturing and operations, and 21 in finance, general administration, and management. None of the Company's Team Members is covered by collective bargaining agreements, and management believes its relationship with Team Members is good.

    The Company's success depends in large part on its ability to attract and retain key Team Members. Competition among network data storage peripheral companies for highly skilled technical and management personnel is intense. There can be no assurance that the Company will be successful in retaining its existing Team Members, or in attracting additional qualified Team Members. See "Risk Factors-- Dependence on Key Employees (Team Members)."

RISK FACTORS

    POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY

    The Company's quarterly operating results have varied in the past, and may vary significantly in the future, depending on factors such as increased competition and pricing pressure, timing of new product announcements and releases by the Company and its competitors, shifts in product or channel mix, the rate of growth in the data storage market, market acceptance of new and enhanced versions of the Company's products, timing and levels of operating expenses, size and timing of significant customer orders, gain or loss of significant customers or distributors, currency fluctuations, personnel changes and economic conditions in general. Any unfavorable change in these or other factors could have a material adverse effect on the Company's results of operations for a particular quarter.

    In particular, quarterly revenue and operating results depend on the volume and timing of orders received during the quarter. A significant majority of the Company's revenue in each quarter results from orders during that quarter. The Company historically has operated with little order backlog and, due to the nature of its business, does not anticipate that it will have significant backlog in the future. The Company's operating expense levels are, in the short term, largely fixed and are based, in part, on expectations regarding future revenue. Thus, if the Company's revenue falls below its expectations, the Company's results of operations could be disproportionately affected. Because of the relatively large dollar size of orders from the Company's distributors, delay in the placing of a small number of orders could have a significant impact on the Company's results of operations for a particular period.

    The Company's quarterly revenue and results of operations have been, and are expected in the future, to be affected by seasonal trends, which often result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous year, due to customer purchasing and budgetary practices and the Company's sales commission and budgetary structure. There can be no assurance that seasonal trends in customer purchasing will not materially adversely affect the Company's results of operations in future quarters. Consequently, operating results in any period should not be considered indicative of the results to be expected for any future period. There can be no assurance that the Company's revenue will increase, that its recent levels of quarterly revenue and net income will be sustained, or that the Company will achieve profitability in any future period. In addition, it is likely that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock would likely be materially adversely affected.

    INCREASING COMPETITION AND POTENTIALLY DECLINING PRICES

    The markets for network data storage peripherals in general, and automated tape libraries in particular, is intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. Important competitive factors include price, performance, diversity of product line, reliability, delivery capabilities, customer support and service. As the Company offers a broad range of automated tape library and complementary products, it tends to have a large number of competitors that differ depending on the particular product format and performance level. Some competitors of the Company have significantly greater financial, technical, manufacturing, marketing and other resources than the Company. Potential and actual competitors include the suppliers of the data storage drives that the Company incorporates into its own products as well as major providers of computer hardware. Competitors may develop products and technologies that are less expensive or technologically superior to the Company's products. In addition, competitive products may be manufactured and marketed more successfully than the Company's products. Such developments could render the Company's products less competitive or obsolete, and could have a material adverse effect on the Company's business, financial condition and ability to market the Company's product as currently contemplated. The Company believes the primary competitive factors in the market for network data storage products are performance, reliability, breadth of product line, distribution strength, product availability and price, as well as customer issues, including technical and sales support.

    The markets for the Company's products are characterized by significant price competition, and the Company anticipates that its products will face increasing price pressure. This pressure could result in significant price erosion, reduced gross profit margins and loss of market share, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    PRODUCT CONCENTRATION

    The Company derived a significant majority of its revenue in fiscal 1997 and 1996 from the sale of its DLT-related products, including associated media, and the Company expects to continue to derive a substantial portion of its revenue from these products for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of such products. There can be no assurance that the Company will successfully develop new products utilizing DLT technology or that such products will find market acceptance or meet customer expectations or that other technologies will not replace, in whole or in part, DLT technology. The Company's DLT products may be rendered obsolete by future technical advances by the Company's competitors or by certain of its suppliers, distributors or resellers. The failure of the Company to maintain and enhance the capabilities of its current DLT products or to introduce new products successfully into the market could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON CERTAIN SUPPLIERS

    The Company does not possess proprietary data storage drive technology and, consequently, depends on a limited number of third-party manufacturers for the drives that are incorporated into its products. In some cases, these manufacturers are sole source providers of the drive technology and competitors of the Company in that they market their own tape library products. In particular, Quantum Corporation ("Quantum") is the sole supplier of DLT drives and the primary supplier of DLT media, both of which have previously been subject to allocation by Quantum. As a result, the Company's requirement for DLT drives and media may not be met. In addition, Company sales of certain DLT-based products may also have benefited as a result of industry-wide shortages in prior periods due to the Company's relatively high volume of purchases and relatively good access to scarce tape drive types. Subsequent broadly increased availability of DLT drives could adversely affect sales of certain Company products. The Company believes such affected products would likely be at the low end of the product range where gross margins are relatively small.

    The Company's other suppliers have, in the past, and may, in the future, be unable to ensure that the Company's supply needs will be adequately met. The Company does not have any long-term contracts with any of its significant suppliers, and if these suppliers were to decide to pursue the tape library market aggressively, they could cease supplying tape drives and media directly to the Company. Thus, there can be no assurance that the Company will be able to obtain adequate supplies of tape drives and media at acceptable prices, if at all. The partial or complete loss of certain of these sources could result in significant lost revenue, added costs and production delays or otherwise have a material adverse effect on the Company's business, financial condition, results of operations and customer relationships.

    TECHNOLOGICAL CHANGES AND DEPENDENCE ON NEW PRODUCT DEVELOPMENT

    The market for the Company's products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. The introduction of new products embodying new or alternative technology and the emergence of new industry standards could render existing products obsolete or unmarketable. The Company's future success will depend on its ability to anticipate changes in technology, to gain access to such technology for incorporation into the Company's products and to develop new and enhanced products on a timely and cost-effective basis. In particular, the Company must be able to maintain compatibility of its products with significant future drive technologies and relies on producers of such drive technologies to achieve and sustain market acceptance of such technologies. Development schedules for high-technology products are subject to uncertainty, and there can be no assurance that the Company will be able to meet its product development schedules. If the Company is unable for technological or other reasons to develop products in a timely manner or if the products or product enhancements that it develops do not achieve market acceptance, the Company's business will be materially adversely affected. New products introduced in the last six months, including FastStor, Scalar 1000, Scalar 218M and FCR Fibre Channel products, are expected to contribute significantly to sales over the next twelve months. If these products do not achieve market acceptance, the Company's business will be materially adversely affected. Additionally, there can be no assurance that the Company will be able to continue to develop new products in response to product introduction by competitors, including both automated taped libraries and other sequential or random access mass storage devices that may be developed in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    CUSTOMER CONCENTRATION

    The majority of the Company's end users purchase the Company's products from VARs that, in turn, purchase the Company's products from large distributors such as Ingram Micro Incorporated ("Ingram Micro"), Tech Data Corporation ("Tech Data") and others. For the fiscal year ended October 31, 1997, Ingram Micro and Tech Data represented 28% and 19%, respectively, of the Company's net sales. The

Company has no long-term contracts with any of its significant customers or distributors, and sales are generally made pursuant to purchase orders. The Company's distributors carry competing product lines. There can be no assurance that distributors will continue to purchase the Company's products or be able to market them effectively. The Company allows distributors to return unsold products, generally within certain limitations. The reduction, delay or cancellation of orders or the return of a significant amount of products by one or more of its major distributors or customers, the loss of one or more of such distributors or customers, or any financial difficulties or such distributors or customers resulting in their inability to pay amounts owing to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

    SUSTAINING AND MANAGING GROWTH

    The Company is currently undergoing a period of rapid growth and there can be no assurance that such growth can be sustained or managed successfully. This growth has resulted in, and may possibly create in the future, additional capacity requirements, new and increased responsibilities for management personnel, and added pressures on the Company's operating and financial systems. There can be no assurance that the Company's facilities, personnel and operating and financial systems will be sufficient to manage and sustain its current or future growth. The Company's ability to manage any future growth effectively and accomplish its overall goals will depend on its ability to hire and retain qualified management, sales and technical personnel. If the Company is unable to manage growth effectively or hire and retain qualified personnel, the Company's business and results of operations could be materially and adversely affected. In addition, to the extent expected revenue growth does not materialize, increases in the Company's selling and administrative costs that are based on anticipated revenue growth could negatively impact the Company's results of operations.

    INTERNATIONAL OPERATIONS

    Net sales to customers outside the United States accounted for approximately 33% of net sales in fiscal 1997. The Company expects that international sales will continue to represent a significant portion of the Company's net sales. Sales to customers outside the United States are subject to a number of risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas. Furthermore, although the Company endeavors to meet standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards could have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's international sales are denominated in U.S. dollars and fluctuations in the value of foreign currencies relative to the U.S. dollar could therefore make the Company's products less price competitive. A portion of the Company's international sales are denominated in foreign currencies. Consequently a decrease in the value of a relevant foreign currency in relation to the U.S. dollar after establishing prices and before receipt of payment by the Company would have an adverse effect on the Company's results of operations. Further, the expenses of ADIC Europe, the Company's wholly owned subsidiary, are denominated in French francs. The Company currently engages in only limited foreign currency hedging transactions, and is therefore exposed to some level of currency risk. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

    DEPENDENCE ON KEY EMPLOYEES (TEAM MEMBERS)

    The Company's future success depends in large part on its ability to retain certain key executives and other personnel, some of whom have been instrumental in establishing and maintaining strategic relationships with certain of the Company's suppliers and customers. The Company does not have any employment agreements with its domestic Team Members. The Company's growth and future success will depend in large part on its continuing ability to hire, motivate and retain highly qualified management, technical, sales and marketing Team Members. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified personnel in the future.

    PROPRIETARY TECHNOLOGY

    The Company's ability to compete effectively depends in part on its ability to develop and maintain proprietary aspects of its technology. The Company currently holds two U.S. patents and has applications for additional patents pending. There can be no assurance, however, that any future patents will be granted or that any patents will be valid or provide meaningful protection for the Company's product innovations. The Company also relies on a combination of copyright, trademark, trade secret and other intellectual property laws to protect its proprietary rights. Such rights, however, may not preclude competitors from developing products that are substantially equivalent or superior to the Company's products. In addition, many aspects of the Company's products are not subject to intellectual property protection.

    While the Company is not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that it will not become so involved in the future. An adverse outcome in litigation or similar proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease marketing or using certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is required to seek licenses under patents or proprietary rights of others, there can be no assurance that any required licenses would be made available on terms acceptable to the Company, if at all. In addition, the cost of responding to an intellectual property litigation claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on the Company's business, financial condition and results of operations.

    WARRANTY EXPOSURE

    The Company generally provides a two-year warranty on its products, with the exception of the tapes and the tape drives used in its products but manufactured by a third party. The Company passes on to the customer the manufacturer's warranty with respect to these tapes and tape drives. In the past, the Company has incurred higher warranty expenses relating to new products than it typically incurs with established products. The Company establishes allowances for the estimated liability associated with product warranties, but there can be no assurance that such allowances will be adequate or that the Company will not incur substantial warranty expenses in the future with respect to new or established products.

    CERTAIN ANTITAKEOVER CONSIDERATIONS

    The Company's Board of Directors (the "Board of Directors") has the authority, without any action by the shareholders, to issue up to 2,000,000 shares of Preferred Stock and to fix the rights and preferences of such shares. In addition, the Company has adopted a shareholder rights plan (the "Shareholder Rights Plan") involving the issuance of preferred stock purchase rights designed to protect the Company's shareholders from abusive takeover tactics by causing substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. Certain provisions in the Company's Restated Articles of Incorporation, Restated Bylaws and the Shareholder Rights Plan, as well as Washington law, and the ability of the Board of Directors to issue Preferred Stock, may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price, and the voting and other rights of the holders of Common Stock.

    LIMITED TRADING HISTORY; POSSIBLE VOLATILITY OF STOCK PRICE

    The market price of the Common Stock has experienced fluctuations since it commenced trading in October 1996. There can be no assurance that the market price of the Common Stock will not fluctuate significantly. Announcements concerning the Company or its competitors, quarterly variations in operating results, the introduction of new technology or products or changes in product pricing policies by the Company or its competitors, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the Common Stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

ITEM 2.  FACILITIES

    The Company currently leases a 41,000 square foot facility in Redmond, Washington, under a lease which expires in 2005. This facility currently houses the primary executive offices of the Company, as well as its marketing, sales, customer support, research and development, systems engineering, and manufacturing organizations. In addition, the Company leases a 20,000 square foot facility in Redmond, Washington, for its warehouse needs, as well as office space throughout the United States for its regional sales offices and in Paris, France for the sales, marketing, and customer support organizations serving Europe, the Middle East, and Africa.

    The Company has leased a 64,780 square foot building, located approximately one mile from its primary facility, which is currently under construction. The expected construction completion and rent commencement date is April 1, 1998 and the lease has a term of ten years. The Company is negotiating with the owner of the facility it currently occupies regarding possible early lease termination. In addition, the Company is reviewing the possibility of sub-leasing the facility to a third party. Because the lease for the current facility is at below market rental rates, the Company believes that it will be successful in one of these efforts. The Company is liable, however, on both leases, and there can be no assurance that it will be successful in reducing its obligations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company has no legal proceedings of a material nature underway.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the Company's fourth quarter.

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDERS
       MATTERS

    The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol ADIC on October 17, 1996. As of October 31, 1997, there were approximately 296 shareholders of record. The following table shows the high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market System.

                                                                                 HIGH        LOW
                                                                                -------    -------
October 17, 1996 to October 31, 1996........................................... $14 3/4    $10

Fiscal Year 1997
  1st Quarter.................................................................. $23        $10
  2nd Quarter.................................................................. $22 1/4    $12 1/8
  3rd Quarter.................................................................. $19 1/4    $13 3/4
  4th Quarter.................................................................. $22 3/4    $14 5/8

    It is not anticipated that cash dividends will be paid on shares of the Company's Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data of the Company are derived from the Company's historical financial statements and notes thereto. For the approximately three-year period from November 1, 1993 to October 15, 1996, the selected consolidated financial data relate to the operations of the Company as part of Interpoint. For the year ended September 30, 1993 and the period subsequent to October 15, 1996, the selected financial data relate to the operation of the Company as an independent company. The information set forth below should be read in conjunction with the Company's financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         AT OR FOR                      AT OR FOR
                                                                     FISCAL YEAR ENDED                 FISCAL YEAR
                                                                        OCTOBER 31,                       ENDED
                                                        --------------------------------------------  SEPTEMBER 30,
                                                          1997       1996       1995     1994(1)(2)      1993(1)
                                                        ---------  ---------  ---------  -----------  -------------
                                                               (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales.............................................  $  93,204  $  58,957  $  31,716   $  20,083     $  17,108

Gross profit..........................................     27,648     17,070      9,609       6,588         6,333

Acquisition expenses..................................         --         --         --         590            --

Income (loss) before provision (benefit) for income
  taxes...............................................     12,663      5,288        215        (142)        1,593

Net income (loss).....................................      8,497      3,430        292         (42)        1,285

Net income per share..................................  $    0.91

Pro forma net income per share(3) (unaudited).........             $    0.41  $    0.04

CONSOLIDATED BALANCE SHEETS:

Working capital.......................................  $  53,358  $  24,596  $   7,249   $   4,156     $   3,004

Total assets..........................................     75,194     36,710     13,943       8,710         5,895

Long-term debt and loan from Interpoint, excluding
  current portion.....................................         --         --      5,434       2,358           672

Shareholders' equity..................................     60,110     26,387      3,387       3,027         2,808

------------------------

(1) In order to conform the Company's fiscal year to Interpoint's fiscal year upon the merger of the Company into Interpoint in February 1994, in a transaction accounted for as a pooling of interests, the Company's financial statements for the month of October 1993 are not included in either the fiscal year ended September 30, 1993 or the fiscal year ended October 31, 1994.

(2) In February 1994, the Company incurred $590,000 in acquisition-related expenses associated with its acquisition by Interpoint. Also, in June 1994, the Company acquired its wholly owned subsidiary, ADIC Europe, in a transaction accounted for as a purchase.

(3) Unaudited pro forma net income per share for the fiscal year ended October 31, 1995 is calculated based on the number of shares of Interpoint Common Stock outstanding at June 30, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method, based on the number of ADIC stock options outstanding as a result of the distribution of shares of ADIC Common Stock to Interpoint shareholders (the "Distribution"). Unaudited pro forma net income per share for the fiscal year ended October 31, 1996 is based on the number of shares of ADIC common stock outstanding at October 31, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method, at the same date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

GENERAL

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. THE CAUTIONARY STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "RISK FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE REQUIRED TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

    The Company was incorporated in 1984 to develop data backup and storage subsystems for computer systems, and introduced its first product that same year. The Company's initial products used a variety of data storage technologies and media supplied by third parties, including large-capacity hard disks. In 1988, with the objective of increasing the proprietary features of its product line, the Company introduced a random access automatic tape changer, the LANbacker. Building on the proprietary electro-mechanical robotics and firmware incorporated into the LANbacker, in November 1991 the Company introduced a data backup tape changer product utilizing 4mm/DAT technology, the first product in its automated tape library family. Subsequently, the Company has pursued a strategy of offering the market a full range of automated tape library products through development of new library platforms that incorporate DLT, 8mm/SDX, 4mm/DAT and 8mm magnetic tape drive technologies. In addition to automated tape libraries, the Company also markets tape products such as standalone tape drives and tape media in order to offer its customers a complete line of tape products for their backup and archiving needs.

FISCAL YEAR 1997 COMPARED TO 1996

    NET SALES. Net sales for the year ended October 31, 1997 increased 58% to $93.2 million as compared to $59.0 million for fiscal 1996. The increase in net sales was due primarily to strong unit sales volume of the Company's DLT-based products, particularly the VLS DLT and Scalar automated tape libraries, and the DS9000 series standalone tape drives. Net sales of older products, including 4mm/DAT and 8mm tape libraries decreased in fiscal 1997. The Company reduced its prices on selected products at various times throughout the year. Sales outside the United States were $30.6 million or 33% of net sales for the year ended October 31, 1997 compared to $21.2 million or 36% of net sales for fiscal 1996. International sales are typically made in U.S. dollars but may also be made in foreign currencies.

    GROSS PROFIT. Gross profit was $27.6 million or 30% of net sales for the year ended October 31, 1997 compared to $17.1 million or 29% of net sales in fiscal 1996. Gross profit margin for the current year was higher than fiscal 1996 due to a shift in product mix toward higher-margin Scalar libraries and product cost reduction efforts. The cost of direct material, specifically the DLT tape drives, comprised a substantial majority of cost of sales in both fiscal 1997 and 1996. Gross profit margins are dependent on a number of factors, including customer and product mix, price competition and tape drive costs. There can be no assurance that the Company can improve upon or maintain the current gross margin levels, given that tape drives purchased from third-party suppliers are a significant component of the Company's product costs.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $13.6 million or 15% of net sales for the year ended October 31, 1997 compared to $9.8 million or 17% of net sales for fiscal 1996. Selling and administrative expenses for the year ended October 31, 1997 decreased as a percentage of net sales as increased net sales reflected the benefits of the Company's significant investments in sales and marketing resources in fiscal years 1996 and 1995. Net sales volume in the fiscal year increased 58% compared to a corresponding 38% increase in selling and administrative expenses. The dollar increase in selling and administrative expenses over fiscal 1996 was primarily due to additions to sales and marketing staff, increased advertising costs and increased administrative overhead. The Company does not expect selling and administrative expenses as a percentage of net sales to decline from the levels experienced in fiscal 1997.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $2.9 million or 3% of net sales for the year ended October 31, 1997 compared to $1.5 million or 3% of net sales for fiscal 1996. Actual dollar spending during the current year was higher than fiscal 1996 due to increases in development expenses for the new FastStor products released in the final quarter of fiscal 1997 as well as the Scalar 218 series, and additions to research and engineering staff. Research and development expenses are expected to continue at approximately 3% of net sales.

    OTHER INCOME (EXPENSE). Other income for the year ended October 31, 1997 was $1.5 million compared to expense of $395,000 for fiscal 1996. As a result of the proceeds from issuance of common stock received in March as well as Interpoint's forgiveness of all intercompany loans to ADIC and contribution of cash to ADIC in October 1996, the Company realized $1.1 million of interest income in the fiscal year ended October 31, 1997, rather than $508,000 of interest expense incurred in fiscal 1996. Net foreign currency translation gains increased approximately $271,000 between the comparison periods. Foreign currency gains or losses arise as a result of the operation of ADIC Europe, the functional currency of which is French francs. ADIC Europe buys products from ADIC in U.S. dollars and resells a significant majority of such products in U.S. dollars. However, because francs are used as the functional accounting currency, all monetary assets and liabilities are translated into francs on ADIC Europe's financial statements. To the extent that these monetary assets and liabilities do not fully offset each other and the franc-to-U.S.-dollar exchange rate changes, transaction gains or losses may result. For large sales denominated in other currencies, the Company attempts to implement appropriate hedging strategies.

    PROVISION FOR INCOME TAXES. Income tax expense for the year ended October 31, 1997 was $4.2 million compared to $1.9 million for fiscal 1996. The 32.9% effective tax rate reflects the Company's investment in certain non-taxable bonds, as well as the utilization of certain credits for increasing research activities. The provision includes taxes paid in various federal, state and international jurisdictions.

FISCAL YEAR 1996 COMPARED TO 1995

    NET SALES. Net sales increased 86% to $59.0 million in fiscal 1996 from $31.7 million in fiscal 1995. The increase resulted primarily from strong sales volume in the Company's DLT-based products, which were introduced beginning late in fiscal 1995, and related media. Net sales of older products, including certain 4mm and 8mm tape libraries, decreased somewhat in fiscal 1996. Several times during fiscal 1996 the Company reduced its end-user list prices on selected products. Sales outside the United States were $21.2 million or 36% of net sales in fiscal 1996 compared to $14.9 million or 47% of net sales in fiscal 1995.

    GROSS PROFIT. Gross profit increased to $17.1 million in fiscal 1996 from $9.6 million in fiscal 1995. Gross profit as a percentage of net sales decreased to 29% in fiscal 1996 from 30% of sales in fiscal 1995 due to the shift in product mix to DLT-based products, which have a higher per-unit tape drive cost than products incorporating 4mm/DAT or 8mm drives. The cost of direct material comprised a substantial majority of cost of sales in both years with the most significant cost item being the tape drives purchased from third parties.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses totaled $9.8 million or 17% of sales in fiscal 1996 compared to $8.0 or 25% of net sales in fiscal 1995. This increased dollar spending reflected a strategic decision to increase the Company's investment in sales and marketing. These investments include costs of European sales activities acquired in the purchase of ADIC Europe and the addition of experienced sales and marketing personnel in the United States. These expenses decreased as a percentage of net sales in fiscal 1996 compared to fiscal 1995 as the Company was able to leverage its investment in these resources with larger sales volume.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses totaled $1.5 million or 3% of net sales in fiscal 1996 compared to $1.1 million or 3% of net sales in fiscal 1995. The increase in dollar spending in fiscal 1996 was due to increases in development expenses for the Company's VLS DLT and Scalar DLT products.

    OTHER INCOME (EXPENSE). Other expense was $395,000 in fiscal 1996 compared to $296,000 in fiscal 1995. Interest expense increased by $231,000 from fiscal 1995 to fiscal 1996 because of increased borrowings from Interpoint which were forgiven prior to the effective date of the Distribution. Offsetting these expenses in fiscal 1996 were gains from foreign currency transactions of $114,000.

    PROVISION FOR INCOME TAXES. The provision for income tax expense for fiscal 1996 was $1.9 million, which represented an effective tax rate of 35.1% compared to a benefit for income taxes of $78,000 in fiscal 1995. The benefit for income taxes in fiscal 1995 was due primarily to the recognition of certain operating loss carryforwards at ADIC Europe. In addition, certain federal tax credits reduced the effective tax rate in both years.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities generated $2.7 million of cash in fiscal 1997 compared to net usage of cash from operating activities of $3.5 million and $1.9 million in fiscal 1996 and 1995, respectively. In each of the three years, cash was used primarily to fund increases in accounts receivable and inventories and was offset by net income and increases in accounts payable and other accrued liabilities. In fiscal 1996 and 1995, the Company financed its growth through loans from Interpoint, and the net increases in the amount of such loans was $4.2 million and $3.1 million, respectively. Prior to the Distribution, Interpoint made a contribution to the working capital of the Company through the cancellation of all $9.6 million of Company indebtedness to Interpoint. Interpoint also contributed an additional $10.0 million in cash to the working capital of the Company at the time of the Distribution. During fiscal 1997, the Company realized $1.5 million due to the exercise of stock options by Team Members, including tax benefits of $1.1 million.

    In fiscal 1997, the Company used $4.0 million to acquire a minority equity position in Crossroads Holding Corp. the parent company of Crossroads Systems, Inc. a provider of Fibre Channel interconnection products. In addition, the Company used cash in the amounts of $1.8 million, $911,000 and $757,000 to acquire property, plant and equipment in fiscal years 1997, 1996 and 1995, respectively.

    At October 31, 1997, the Company had cash and cash equivalents of $32.8 million. As of that date, ADIC also had a $10.0 million bank line of credit that expires at the end of fiscal 1998, all of which was available. Any borrowings under this line of credit would bear interest at the bank's prime rate or adjusted LIBOR rate. The Company had no material or unusual commitments as of October 31, 1997 other than annual rental commitments under noncancellable operating leases for the Company's facilities.

    The Company believes that its existing cash and cash equivalents and bank line of credit, together with the results of operations, will be sufficient to fund its working capital and capital expenditure needs for at least the next 12 months. The Company's significant computer systems recognize the year 2000, therefore, the Company does not expect to have a material cost or disruption of business due to this change. The Company may utilize cash to acquire or invest in businesses, products or technologies that it believes are strategic. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understanding, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Report of Independent Accountants..........................................................................          22

Consolidated Balance Sheets at October 31, 1997 and October 31, 1996.......................................          23

Consolidated Statements of Income for each of the three years in the period ended October 31, 1997.........          24

Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended
  October 31, 1997.........................................................................................          25

Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 1997.....          26

Notes to Consolidated Financial Statements.................................................................          27

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of
Advanced Digital Information Corporation

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Advanced Digital Information Corporation and its subsidiary at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As described in Note 1, Advanced Digital Information Corporation was a wholly owned subsidiary of Interpoint Corporation prior to October 15, 1996.

Price Waterhouse LLP

Seattle, Washington
November 26, 1997

                    ADVANCED DIGITAL INFORMATION CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                             OCTOBER 31,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents........................................................  $  32,806,822  $  10,436,783
  Accounts receivable, net of allowances of $324,000 in 1997 and $187,000 in
    1996...........................................................................     18,078,302     12,789,415
  Inventories, net.................................................................     16,074,787     10,935,520
  Prepaid expenses and other.......................................................        714,979        282,183
  Deferred income taxes............................................................        767,688        474,456
                                                                                     -------------  -------------
    Total current assets...........................................................     68,442,578     34,918,357
                                                                                     -------------  -------------
Property, plant and equipment, at cost:
  Machinery and equipment..........................................................      4,366,343      2,713,682
  Office equipment.................................................................        417,116        350,700
  Leasehold improvements...........................................................        415,493        357,282
                                                                                     -------------  -------------
                                                                                         5,198,952      3,421,664
  Less: accumulated depreciation and amortization..................................     (2,689,685)    (1,855,457)
                                                                                     -------------  -------------
    Net property, plant and equipment..............................................      2,509,267      1,566,207
                                                                                     -------------  -------------
Deferred income taxes..............................................................         89,414         10,370
                                                                                     -------------  -------------
Investment in Crossroads Holding Corp. and other assets............................      4,152,634        214,739
                                                                                     -------------  -------------
                                                                                     $  75,193,893  $  36,709,673
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $  11,237,131  $   8,460,723
  Accrued liabilities..............................................................      2,594,831      1,608,132
  Income taxes payable.............................................................      1,252,324        253,716
                                                                                     -------------  -------------
    Total current liabilities......................................................     15,084,286     10,322,571
                                                                                     -------------  -------------
Commitments (Note 11)..............................................................             --             --
Shareholders' equity:
  Preferred stock, no par value; 2,000,000 shares authorized; none issued and
    outstanding....................................................................             --             --
  Common stock, no par value; 40,000,000 shares authorized, 9,699,824 issued and
    outstanding at October 31, 1997 (8,001,992 in 1996)............................     45,808,291     20,329,806
  Retained earnings................................................................     14,479,104      5,981,906
  Cumulative translation adjustment................................................       (177,788)        75,390
                                                                                     -------------  -------------
    Total shareholders' equity.....................................................     60,109,607     26,387,102
                                                                                     -------------  -------------
                                                                                     $  75,193,893  $  36,709,673
                                                                                     -------------  -------------
                                                                                     -------------  -------------

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEARS ENDED OCTOBER 31,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Net sales...........................................................  $  93,203,531  $  58,956,993  $  31,716,372
Cost of sales.......................................................     65,555,559     41,886,619     22,107,341
                                                                      -------------  -------------  -------------
  Gross profit......................................................     27,647,972     17,070,374      9,609,031
                                                                      -------------  -------------  -------------
Operating expenses:
  Selling and administrative........................................     13,556,059      9,846,324      8,001,290
  Research and development..........................................      2,909,460      1,541,647      1,097,090
                                                                      -------------  -------------  -------------
                                                                         16,465,519     11,387,971      9,098,380
                                                                      -------------  -------------  -------------
Operating profit....................................................     11,182,453      5,682,403        510,651
                                                                      -------------  -------------  -------------
Other income (expense):
  Interest income (expense), net....................................      1,095,991       (508,492)      (277,451)
  Foreign currency transaction gains (losses).......................        384,972        113,821        (18,476)
                                                                      -------------  -------------  -------------
                                                                          1,480,963       (394,671)      (295,927)
                                                                      -------------  -------------  -------------
Income before provision for income taxes............................     12,663,416      5,287,732        214,724
                                                                      -------------  -------------  -------------
Provision (benefit) for income taxes:
  Current...........................................................      4,538,494      1,981,631        176,422
  Deferred..........................................................       (372,276)      (124,098)      (254,104)
                                                                      -------------  -------------  -------------
                                                                          4,166,218      1,857,533        (77,682)
                                                                      -------------  -------------  -------------
Net income..........................................................  $   8,497,198  $   3,430,199  $     292,406
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Average number of common and common equivalent shares outstanding...      9,389,000
                                                                      -------------
                                                                      -------------
Net income per share................................................  $         .91
                                                                      -------------
                                                                      -------------
Pro forma average number of common and common equivalent shares
  outstanding (unaudited)...........................................                     8,274,000      8,010,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Pro forma net income per share (unaudited)..........................                 $         .41  $         .04
                                                                                     -------------  -------------
                                                                                     -------------  -------------

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED OCTOBER 31, 1997, 1996, AND 1995

                                                  COMMON STOCK                        CUMULATIVE
                                            -------------------------    RETAINED     TRANSLATION
                                              SHARES       AMOUNT        EARNINGS     ADJUSTMENT       TOTAL
                                            ----------  -------------  -------------  -----------  -------------
Balance at October 31, 1994...............       1,000  $     701,752  $   2,259,301  $    66,391  $   3,027,444
Net income................................                                   292,406                     292,406
Foreign currency translation adjustment...                                                 66,928         66,928
                                            ----------  -------------  -------------  -----------  -------------
Balance at October 31, 1995...............       1,000        701,752      2,551,707      133,319      3,386,778
Stock dividend to Interpoint..............   8,000,992
Contribution of capital from Interpoint...                 19,628,054                                 19,628,054
Net income................................                                 3,430,199                   3,430,199
Foreign currency translation adjustment...                                                (57,929)       (57,929)
                                            ----------  -------------  -------------  -----------  -------------
Balance at October 31, 1996...............   8,001,992     20,329,806      5,981,906       75,390     26,387,102
Shares issued, net of costs...............   1,500,000     23,708,784                                 23,708,784
Contribution of capital...................                    266,503                                    266,503
Exercise of stock options, including tax
  benefit of $1,064,197...................     197,832      1,503,198                                  1,503,198
Net income................................                                 8,497,198                   8,497,198
Foreign currency translation adjustment...                                               (253,178)      (253,178)
                                            ----------  -------------  -------------  -----------  -------------
Balance at October 31, 1997...............   9,699,824  $  45,808,291  $  14,479,104  $  (177,788) $  60,109,607
                                            ----------  -------------  -------------  -----------  -------------
                                            ----------  -------------  -------------  -----------  -------------

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED OCTOBER 31,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................  $   8,497,198  $   3,430,199  $     292,406
  Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Depreciation and amortization...................................        847,234        607,479        483,739
    Deferred taxes..................................................       (372,276)      (124,098)      (254,104)
    Assets retired..................................................             --             --          2,156
  Change in assets and liabilities:
    Accounts receivable.............................................     (5,425,020)    (6,999,440)    (1,662,846)
    Inventories.....................................................     (5,278,505)    (5,603,131)    (2,563,452)
    Prepaid expenses and other......................................       (443,687)       (60,355)       (39,788)
    Income taxes receivable.........................................             --             --        161,344
    Other assets....................................................         39,424         24,221        (59,474)
    Accounts payable................................................      2,824,342      4,544,059      1,418,558
    Accrued liabilities.............................................      1,052,028        649,061        122,416
    Income taxes payable............................................      1,006,809         49,692        204,024
                                                                      -------------  -------------  -------------
Net cash provided by (used in) operating activities.................      2,747,547     (3,482,313)    (1,895,021)
                                                                      -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.........................     (1,831,493)      (910,718)      (756,935)
  Investment in Crossroads Holding Corp.............................     (4,000,000)            --             --
                                                                      -------------  -------------  -------------
Net cash used in investing activities...............................     (5,831,493)      (910,718)      (756,935)
                                                                      -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net.......................     23,708,784
  Capital contribution from Interpoint, net of loans forgiven.......        266,503     10,000,000             --
  Proceeds from issuance of common stock for stock option...........      1,503,198             --             --
  Net increase in loans from Interpoint.............................             --      4,218,366      3,076,418
                                                                      -------------  -------------  -------------
Net cash provided by financing activities...........................     25,478,485     14,218,366      3,076,418
                                                                      -------------  -------------  -------------
Effect of exchange rate changes on cash.............................        (24,500)       (12,390)        15,391
                                                                      -------------  -------------  -------------
Net increase in cash and cash equivalents...........................     22,370,039      9,812,945        439,853
Cash and cash equivalents at beginning of period....................     10,436,783        623,838        183,985
                                                                      -------------  -------------  -------------
Cash and cash equivalents at end of period..........................  $  32,806,822  $  10,436,783  $     623,838
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
  Interest..........................................................  $          --  $     508,492  $     277,451
  Income taxes......................................................  $   2,467,469  $     404,668  $    (147,746)

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    Loans from Interpoint Corporation, in the amount of $9,628,054, were forgiven just prior to the Distribution (Note 1).

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Advanced Digital Information Corporation ("ADIC" or the "Company"), including its wholly owned subsidiary ADIC Europe SARL ("ADE"), designs, manufactures and markets automated high performance data storage products used to file or archive electronic data in conjunction with integrated computer systems, including local area networks, workstations and other microcomputer systems. The Company sells its products on an international basis to resellers, original equipment manufacturers ("OEMs") and end users.

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

    On October 15, 1996, Interpoint distributed to its shareholders all of the outstanding shares of ADIC (the "Distribution"). The Distribution was made in connection with, and was a condition precedent to, the merger of Interpoint with a wholly owned subsidiary of Crane Co., a Delaware corporation. Prior to the Distribution, Interpoint made a contribution to the working capital of ADIC through the cancellation of all intercompany indebtedness of ADIC and ADE to Interpoint, transferred certain other assets to ADIC, including its ownership of ADE, and contributed additional cash to ADIC for working capital of $10 million. Total capital contributions were $19,628,054.

    The consolidated financial statements for all periods prior to October 15, 1996 reflect the results of operations, financial position, and cash flows of ADIC as a wholly owned subsidiary of Interpoint and may not be indicative of actual results of operations and financial position of the Company under other ownership.

    The consolidated statements of income for the fiscal years ended October 31, 1996 and 1995 reflect certain expense items incurred by Interpoint which were allocated to the Company on a basis which management believes represents a reasonable allocation of such costs to present ADIC as a stand-alone company. These allocations consist primarily of corporate expenses such as executive and other compensation and interest expense on intercompany borrowings. Compensation has been allocated based on an estimate of Interpoint personnel time dedicated to the operations and management of ADIC. Interest expense has been allocated based on Interpoint's borrowing rate and actual intercompany borrowings. A summary of these allocations is as follows:

                                                                        CORPORATE    INTEREST
YEAR ENDED:                                                              EXPENSES    EXPENSE
----------------------------------------------------------------------  ----------  ----------
October 31, 1996......................................................  $  177,292  $  528,524
                                                                        ----------  ----------
                                                                        ----------  ----------
October 31, 1995......................................................  $  175,400  $  279,279
                                                                        ----------  ----------
                                                                        ----------  ----------

                    ADVANCED DIGITAL INFORMATION CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The financial statements consolidate the accounts of ADIC and its wholly owned subsidiary ADIC Europe SARL. All intercompany transactions have been eliminated.

    EARNINGS PER SHARE

    Given the Company's historical capital structure as a wholly owned subsidiary of Interpoint, historical earnings per share amounts are not presented in the consolidated financial statements for the fiscal years ended October 31, 1996 and 1995 as they are not considered to be meaningful. For the fiscal year ended October 31, 1997, primary earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding plus the common stock equivalents attributable to dilutive stock options during the period. Fully diluted earnings per share does not differ materially from primary earnings per share.

    UNAUDITED PRO FORMA EARNINGS PER SHARE

    In connection with the spin-off of ADIC by Interpoint as previously described, Interpoint shareholders received one share of ADIC common stock for each share of Interpoint stock held. Additionally, Interpoint stock options held by ADIC Team Members and Directors were converted in part to cash and in part to ADIC stock options.

    Unaudited pro forma net income per share for the fiscal year ended October 31, 1996 is based on the number of shares of ADIC stock outstanding at October 31, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method at the same date. For the fiscal year ended October 31, 1995 it is calculated based on the number of shares of Interpoint stock outstanding at June 30, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method, of the ADIC stock options outstanding as a result of the spin-off.

    CASH AND CASH EQUIVALENTS

    Cash equivalents consist of investments in commercial paper and marketable debt securities which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company's cash and cash equivalents balance consists of the following:

                                                                  OCTOBER 31,    OCTOBER 31,
                                                                     1997           1996
                                                                 -------------  -------------
Cash...........................................................  $   8,091,286  $  10,436,783
Commercial paper...............................................      4,457,558             --
Marketable debt securities.....................................     20,257,978             --
                                                                 -------------  -------------
                                                                 $  32,806,822  $  10,436,783
                                                                 -------------  -------------
                                                                 -------------  -------------

    The marketable debt securities are variable rate instruments which are readily convertible to cash. However, the remaining contractual maturities of these instruments range from 3 to 27 years.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market.

                    ADVANCED DIGITAL INFORMATION CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is recorded at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: machinery and equipment and office equipment, 3 to 10 years; leasehold improvements, the life of the lease. Amortization of leasehold improvements with a net book value of $165,000 has been accelerated due to the planned move of Company headquarters during fiscal year 1998 (Note
11).

    INCOME TAXES

    Provision for income taxes has been recorded in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). Under the liability method of FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

    Commencing February 12, 1994 through October 15, 1996, the Company's operations have been included in consolidated income tax returns filed by Interpoint. Income taxes in the accompanying financial statements for the associated periods have been computed assuming the Company filed separate income tax returns worldwide. Deferred taxes result primarily from the use of accelerated depreciation for tax purposes and from the timing of tax deductions for allowances and accrued expenses.

    FOREIGN CURRENCY TRANSLATION

    The financial statements of ADE have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." Under the provisions of this Statement, all assets and liabilities in the balance sheets of ADE, whose functional currency is the French franc, are translated at year-end exchange rates, and translation gains and losses are accumulated in a separate component of shareholders' equity.

    FOREIGN CURRENCY TRANSACTIONS AND FORWARD CONTRACTS

    Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change. The effect of exchange rate fluctuations on the results of operations is minimized by the offsetting nature of ADE foreign currency transactions. In addition, the Company may enter into foreign currency forward contracts to hedge transactions which are not otherwise offset. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method, and are typically three months or less in length. There were no outstanding contracts at October 31, 1997 or 1996.

    CONCENTRATION OF CREDIT RISK

    The Company sells products to a wide variety of industries on a worldwide basis. In countries or industries where the Company is exposed to material credit risk, sufficient collateral, including cash deposits and/or letters of credit, is required prior to the completion of a transaction. The Company does

                    ADVANCED DIGITAL INFORMATION CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) not believe there is a material credit risk beyond that provided in the financial statements in the ordinary course of business.

    The Company sells a significant portion of its products through third-party resellers and, as a result, experiences individually significant annual sales volumes with major distributors. Approximately $25,707,000 (28%) and $18,101,000 (19%) of the Company's fiscal 1997 revenues were from one customer and a second customer, respectively. The same two customers accounted for fiscal 1996 and 1995 revenues of $13,315,000 (23%) and $12,610,000 (21%), and $4,329,000 (14%)
and $5,151,000 (16%), respectively. These two customers represented 58% and 48% of the accounts receivable balance at October 31, 1997 and 1996, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

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

    WARRANTY EXPENSE

    For standard Company products, parts and labor are covered under warranty for two years. With respect to drives and tapes used in the Company's products but manufactured by a third party, the Company passes on to the customer the warranty on such drives and tapes provided by the manufacturer.

    ADVERTISING EXPENSE

    The Company accrues for co-operative advertising as the related revenue is earned, and other advertising expense is recorded as incurred. Advertising expense for the years ended October 31, 1997, 1996 and 1995 was $1,421,000 $959,000 and $506,000, respectively.

    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred.

    STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which was effective for the Company beginning in fiscal 1997. Under the provisions of FAS 123, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board

                    ADVANCED DIGITAL INFORMATION CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") or the fair value method described in FAS 123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income and net income per share. The Company has elected to continue accounting for its team member stock-based compensation under the provisions of APB 25. The Company is required to implement FAS 123 for stock-based awards to other than team members and directors; however, the impact on the Company's financial position at October 31, 1997 and results of operations for the year then ended is immaterial.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), was issued. This pronouncement modifies the calculation and disclosure of earnings per share and will be adopted by the Company in its financial statements for the year ending October 31, 1998. Adoption of FAS 128 is not expected to have a material impact on the Company's earnings per share.

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

    Estimates that are particularly susceptible to significant change in the near term are the adequacy of the allowances for sales returns, inventory obsolescence and warranty costs.

3. INVENTORIES

    Inventories are comprised of the following:

                                                                  OCTOBER 31,    OCTOBER 31,
                                                                     1997           1996
                                                                 -------------  -------------
Finished goods.................................................  $   8,231,656  $   4,688,604
Work-in-process................................................      1,416,067      1,503,691
Raw materials..................................................      7,557,748      5,602,312
                                                                 -------------  -------------
                                                                    17,205,471     11,794,607
Allowance for inventory obsolescence...........................     (1,130,684)      (859,087)
                                                                 -------------  -------------
                                                                 $  16,074,787  $  10,935,520
                                                                 -------------  -------------
                                                                 -------------  -------------

                    ADVANCED DIGITAL INFORMATION CORPORATION

4. ACCRUED LIABILITIES

    Accrued liabilities are comprised of the following:

                                                                    OCTOBER 31,   OCTOBER 31,
                                                                        1997          1996
                                                                    ------------  ------------
Accrued payroll and related liabilities...........................  $  1,646,813  $  1,057,472
Allowance for warranty returns....................................       375,497       354,557
Taxes, other than income..........................................       254,564        41,001
Other.............................................................       317,957       155,102
                                                                    ------------  ------------
                                                                    $  2,594,831  $  1,608,132
                                                                    ------------  ------------
                                                                    ------------  ------------

5. INVESTMENT IN CROSSROADS HOLDING CORP.

    In August 1997, the Company purchased an approximately 15% interest in Crossroads Holding Corp. for an aggregate purchase price of $4,000,000. This investment is accounted for under the cost method. Crossroads Systems, Inc. ("Crossroads"), a wholly owned subsidiary of Crossroads Holding Corp., develops products that provide interconnectivity between various network protocols and Fibre Channel networks. Under an OEM agreement with Crossroads also entered into in August, the Company will market interconnectivity products developed by Crossroads under the ADIC brand name and serve as a master distributor for Crossroads products.

6. CREDIT AGREEMENT

    ADIC has a $10 million unsecured line of credit with a bank expiring October 31, 1998. All of this line was available at October 31, 1997. Borrowings against the line of credit will bear interest at the bank's prime rate or adjusted LIBOR rate.

7. CAPITAL STOCK

    STOCK ISSUANCE

    On March 12, 1997, ADIC completed a public offering of 1,525,000 shares of its common stock. Of the total, 1,500,000 were sold by the Company and 25,000 shares were sold by a selling shareholder. Net proceeds of $23,709,000 were received and will be used for working capital and other general corporate purposes.

    SHAREHOLDER RIGHTS PLAN

    In July 1996, the Board of Directors adopted a shareholder rights plan ("Shareholder Rights Plan") in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of ADIC common stock. The Shareholder Rights Plan is designed to deter coercive takeover tactics and ensure that the Board of Directors can adequately protect the interests of the shareholders in the event of a takeover attempt.

8. STOCK-BASED COMPENSATION PLANS

    At October 31, 1997, the Company had two stock option plans. The 1996 Transition Plan comprises the stock options held by ADIC team members and directors which were converted in connection with the

                    ADVANCED DIGITAL INFORMATION CORPORATION

8. STOCK-BASED COMPENSATION PLANS (CONTINUED) spin-off. There were 476,092 options issued under this plan at exercise prices ranging from $.4397 to $5.2328. Some of these options were granted by ADIC prior to its acquisition in February 1994 and were converted to options to purchase shares of Interpoint common stock at that time. No further options may be issued under this plan.

    In addition, 625,000 shares are reserved under the Company's 1996 Stock Option Plan for team members, directors, officers, consultants, agents, advisors and independent contractors of the Company. Terms of both plans require the option price to be equal to the fair market value on the date of grant. Options may be exerciseable for all or part of the shares as determined by the option and the majority of the options issued under these plans expire five years from the date of grant.

    The Company accounts for the above described stock option plans (the "Plans") following the guidelines of APB 25 and related interpretations. No compensation cost has been recognized for stock options granted under these Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under those Plans consistent with the method of FAS 123, the Company's net income, net income per share and pro forma net income per share would have been reduced to the pro forma amounts indicated below.

                                                                      YEAR ENDED OCTOBER 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Net income:
  As reported.....................................................  $  8,497,198  $  3,430,199
  Pro forma.......................................................  $  7,563,013  $  3,367,350
Net income and pro forma net income per share:
  As reported.....................................................  $        .91  $        .41
  Pro forma.......................................................  $        .81  $        .41

    The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                                                   YEAR ENDED OCTOBER
                                                                                          31,
                                                                                  --------------------
                                                                                    1997       1996
                                                                                  ---------  ---------
Weighted average risk free interest rates.......................................       6.00%      6.01%
Expected dividend yield.........................................................          0%         0%
Expected volatility.............................................................         65%        65%
Expected lives (in years).......................................................          4          4

    The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

                    ADVANCED DIGITAL INFORMATION CORPORATION

8. STOCK-BASED COMPENSATION PLANS (CONTINUED)

    Options granted, exercised and canceled under the Plans are summarized as follows:

                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                                                      EXERCISE
                                                                          OPTIONS       PRICE
                                                                         ----------  -----------
Balance at October 31, 1995............................................          --          --
  Options converted in spin-off from Interpoint Corporation............     476,092   $    2.73
  Options granted......................................................     368,500       13.23
                                                                         ----------
Balance at October 31, 1996............................................     844,592        7.31
  Options granted......................................................     254,851       17.38
  Options exercised....................................................    (197,832)       2.21
  Options canceled.....................................................     (16,575)      11.83
                                                                         ----------
Balance at October 31, 1997............................................     885,036       11.26
                                                                         ----------
                                                                         ----------

    At October 31, 1997, a total of 247,990 options were exercisable, the weighted average exercise price of these options was $6.40. The weighted average grant date fair value of options granted in fiscal 1997 and fiscal 1996 was $9.47 and $6.38 respectively.

    The following table summarizes information about stock options outstanding at October 31, 1997.

                  OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
--------------------------------------------------------  -------------------------------------
                                             WEIGHTED
                                             AVERAGE       WEIGHTED                  WEIGHTED
                                            REMAINING       AVERAGE                   AVERAGE
         RANGE OF              NUMBER      CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
      EXERCISE PRICES        OUTSTANDING       LIFE          PRICE     EXERCISEABLE    PRICE
---------------------------  -----------  --------------  -----------  -----------  -----------
     $0.7995 - $1.8029           78,700         23 mos     $    1.43       76,500    $    1.42
     $2.4625 - $5.2328          195,110         37 mos     $    3.76       80,550    $    3.44
    $10.7500 - $13.5000         369,375         48 mos     $   13.22       90,940    $   13.23
    $14.9375 - $20.3750         241,851         57 mos     $   17.53           --           --

9. FEDERAL INCOME TAXES

    Income before provision (benefit) for income taxes was taxed under the following jurisdictions:

                                                               YEARS ENDED OCTOBER 31,
                                                       ---------------------------------------
                                                           1997          1996         1995
                                                       ------------  ------------  -----------
Current income tax:
  U.S. Federal.......................................  $  3,692,339  $  1,881,631  $   166,422
  Foreign............................................       832,155            --           --
  State and local....................................        14,000       100,000       10,000
                                                       ------------  ------------  -----------
  Total current......................................     4,538,494     1,981,631      176,422
                                                       ------------  ------------  -----------
Deferred income tax:
  U.S. Federal.......................................      (372,276)     (267,260)     (97,456)
  Foreign............................................            --       143,162     (156,648)
                                                       ------------  ------------  -----------
  Total deferred.....................................      (372,276)     (124,098)    (254,104)
                                                       ------------  ------------  -----------
Total provision (benefit) for income taxes...........  $  4,166,218  $  1,857,533  $   (77,682)
                                                       ------------  ------------  -----------
                                                       ------------  ------------  -----------

                    ADVANCED DIGITAL INFORMATION CORPORATION

9. FEDERAL INCOME TAXES (CONTINUED)
    The provision (benefit) for federal income tax differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:

                                                               YEARS ENDED OCTOBER 31,
                                                       ---------------------------------------
                                                           1997          1996         1995
                                                       ------------  ------------  -----------
Federal income tax at statutory rate of 34%..........  $  4,305,561  $  1,797,829  $    73,006
Change in valuation allowance........................            --            --     (139,326)
Tax exempt interest income...........................      (130,827)           --           --
Tax credits..........................................      (127,604)       (1,000)     (44,874)
Activity of foreign subsidiaries.....................       126,686       (35,344)      17,848
State income taxes...................................        14,000       100,000       10,000
Other................................................       (21,598)       (3,952)       5,664
                                                       ------------  ------------  -----------
                                                       $  4,166,218  $  1,857,533  $   (77,682)
                                                       ------------  ------------  -----------
                                                       ------------  ------------  -----------

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 1997 and 1996 are:

                                                                      OCTOBER 31,  OCTOBER 31,
                                                                         1997         1996
                                                                      -----------  -----------
Deferred tax assets:
  Inventories.......................................................   $ 399,509    $ 297,951
  Team member compensated absences..................................      25,845       25,081
  Allowance for warranty returns....................................      85,193       67,671
  Allowances for bad debt and sales returns.........................     202,303       83,753
  Plant and equipment...............................................      89,414       10,370
  Other.............................................................      54,838           --
                                                                      -----------  -----------
    Gross deferred tax assets.......................................   $ 857,102    $ 484,826
                                                                      -----------  -----------
                                                                      -----------  -----------

    Deferred U.S. income taxes are not provided for the earnings of the Company's foreign subsidiary because the Company expects those earnings will be permanently reinvested. Net pretax operating results from the foreign subsidiary are income of $2,075,000 and $407,000 for fiscal 1997 and 1996, respectively, and loss of $51,000 for fiscal 1995.

10. PROFIT INCENTIVE AND BONUS PLANS

    The Company currently has a non-contributory bonus plan for certain high-level team members and a non-contributory profit sharing plan for all other domestic team members. These plans are generally based upon a combination of team member salaries and performance. No distributions are made under the bonus plan if budgeted income is not achieved. Contributions to both plans combined totaled $740,000 for fiscal 1997.

    In fiscal 1995 and 1996, the Company's team members participated in Interpoint's non-contributory profit incentive plan for key team members and a non-contributory profit sharing plan for all regular full-time domestic team members. These plans were generally based upon team member compensation and pre-tax profits. The profit incentive plan allowed the Board of Directors to provide between 5 and 35 percent of participating team members' salaries, after a set minimum profitability was achieved, for

                    ADVANCED DIGITAL INFORMATION CORPORATION

10. PROFIT INCENTIVE AND BONUS PLANS (CONTINUED) distribution to the plan's participants. The profit sharing plan provided that 15 percent of pretax profits would be contributed to the plan up to a maximum of one month's pay. Contributions to the plans were $433,000 and $123,000 for the years ended October 31, 1996 and 1995.

11. COMMITMENTS

    The Company currently leases facilities in Redmond, Washington for administrative, sales and marketing, research and development, operations and warehouse activities. Sales offices are leased at various sites in the United States and Europe. In addition, in October 1997 the Company committed to lease additional facilities in Redmond, Washington with an expected lease commencement date of April 1, 1998. The Company is negotiating with the owner of the facility it currently occupies regarding possible early lease termination. In addition, the Company is reviewing the possibility of sub-leasing the facility to a third party. Because the lease for the existing facility is at below-market rental rates, the Company believes that it will be successful in one of these efforts.

    Minimum annual rental commitments at October 31, 1997, for noncancelable operating leases, are shown in the following table. This table excludes commitments on the current facility after March 1998. Total commitments under this lease from April 1998 through August 2005, the lease termination date, are $3,406,000.

YEAR ENDED OCTOBER 31,                                                     AMOUNT
----------------------------------------------------------------------  ------------
1998..................................................................  $    974,640
1999..................................................................  $  1,084,083
2000..................................................................  $  1,072,775
2001..................................................................  $    998,259
2002..................................................................  $  1,033,884

    Rent expense aggregated $571,000 in fiscal 1997, $400,000 in fiscal 1996 and $253,000 in fiscal 1995.

12. RELATED PARTY TRANSACTIONS

    The Company leases its current headquarters facility from K-M Properties, a general partnership of which Walter P. Kistler, a director, is a partner. The lease began in September 1995. Rent payments for fiscal 1997, 1996 and 1995 were $348,000, $301,000 and $50,000, respectively.

13. GEOGRAPHIC SEGMENT INFORMATION

    Major operations outside the United States consist of ADE, the Company's wholly owned subsidiary in France. Certain information regarding operations in this geographic segment is presented in the table below. Transfers between geographic segments are made at arms-length prices consistent with rules and regulations of governing tax authorities. The profits on these transfers are not recognized until sales are made to non-affiliated customers.

    Excluded from U.S. net sales are transfers from the U.S. to ADE of $14,488,000, $6,404,000 and $2,925,000 in 1997, 1996 and 1995, respectively.
Included in U.S. sales are export sales to unaffiliated customers of $7,329,000, $4,666,000 and $2,495,000 in 1997, 1996 and 1995, respectively.

    Total international sales were $30,611,000, $21,216,000 and $14,930,000 in fiscal 1997, 1996 and 1995, respectively.

                                                   OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                      1997           1996           1995
                                                  -------------  -------------  -------------
Net sales:
  United States.................................  $  69,921,043  $  42,406,762  $  19,281,763
  Europe........................................     23,282,488     16,550,231     12,434,609
                                                  -------------  -------------  -------------
                                                  $  93,203,531  $  58,956,993  $  31,716,372
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------
Operating profit:
  United States.................................  $   9,425,633  $   5,209,722  $     432,601
  Europe........................................      1,756,820        472,681         78,050
                                                  -------------  -------------  -------------
                                                  $  11,182,453  $   5,682,403  $     510,651
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------
Identifiable assets:
  United States.................................  $  66,394,754  $  31,797,515  $   8,930,769
  Europe........................................      8,799,139      4,912,158      5,012,261
                                                  -------------  -------------  -------------
                                                  $  75,193,893  $  36,709,673  $  13,943,030
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

14. QUARTERLY INFORMATION (UNAUDITED)

                                                                                 1997
                                                              ------------------------------------------
                                                                 Q1         Q2         Q3         Q4
                                                              ---------  ---------  ---------  ---------
Net sales...................................................  $  20,069  $  22,073  $  24,463  $  26,599
Gross profit................................................  $   5,971  $   6,511  $   7,066  $   8,100
Net income..................................................  $   1,661  $   1,901  $   2,262  $   2,673
Net income per share........................................  $    0.20  $    0.21  $    0.23  $    0.27

                                                                                 1996
                                                              ------------------------------------------
                                                                 Q1         Q2         Q3         Q4
                                                              ---------  ---------  ---------  ---------
Net sales...................................................  $  10,606  $  13,779  $  15,186  $  19,386
Gross profit................................................  $   2,994  $   3,735  $   4,253  $   6,088
Net income..................................................  $     292  $     716  $     933  $   1,489
Pro forma net income per share..............................  $    0.04  $    0.09  $    0.11  $    0.17

    The fiscal year through October 15, 1996 reflects the Company's results of operations as a wholly owned subsidiary of Interpoint.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information called for by Part III (Item 10, 11, 12 and 13) will be included in the Registrant's Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Registrant's last fiscal year end, October 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES                                               PAGE
----------------------------------------------------------------------------------------------------------------------     -----
a.         The following documents are filed as part of this report:
                  (1) Financial Statements:
                      Report of Independent Accountants...............................................................          22
                      Consolidated Balance Sheets at October 31, 1997 and 1996........................................          23
                      Consolidated Statements of Income for each of the three years in the period ended October 31,
                        1997..........................................................................................          24
                      Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the
                        period ended October 31, 1997.................................................................          25
                      Consolidated Statements of Cash Flows for each of the three years in the period ended October
                        31, 1997......................................................................................          26
                      Notes to Consolidated Financial Statements......................................................          27
                  (2) Supplemental Financial Statement Schedule for each of the three years in the period ended
                        October 31, 1997:
                      VIII--Valuation and Qualifying Accounts.........................................................          39

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

    b.  REPORTS ON FORM 8-K. None.

    c.  EXHIBITS. See page 40 for index to exhibits.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

               FISCAL YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                              BALANCE AT   ADDITIONS
                                                              BEGINNING    CHARGED TO                 BALANCE AT
                                                               OF YEAR       INCOME     DEDUCTIONS*  END OF YEAR
                                                              ----------  ------------  -----------  ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:
  1997......................................................  $  187,063  $    166,666   $  29,988   $    323,741
  1996......................................................      53,455       212,205      78,597        187,063
  1995......................................................      54,008        26,450      27,003         53,455
ALLOWANCE FOR INVENTORY OBSOLESCENCE:
  1997......................................................     859,087       651,125     379,528      1,130,684
  1996......................................................     271,753     1,214,937     627,603        859,087
  1995......................................................     141,584       199,000      68,831        271,753

------------

* Deductions represent amounts written off against the allowance, net of recoveries.

                               INDEX TO EXHIBITS
                                   (ITEM 14C)

  EXHIBIT
  NUMBER                                                DESCRIPTION                                                PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
       3.1   Restated Articles of Incorporation of ADIC (Exhibit 3.1).........................................          (A)

       3.2   Restated Bylaws of ADIC (Exhibit 3.2)............................................................          (A)

       4.1   Rights Agreement, dated as of August 12, 1996, between ADIC and ChaseMellon Shareholders
               Services, L.L.C., as Rights Agent (Exhibit 4.2)................................................          (A)

      10.1   Lease Agreement and Work Letter Agreement between The Quadrant Corporation and ADIC, dated as of
               November 5, 1997...............................................................................

      10.2*  ADIC Bonus Plan..................................................................................

      10.3   Lease Agreement between K-M Properties and ADIC, dated as of May 11, 1995........................          (B)

      10.4   Tax Allocation Agreement between ADIC and Interpoint Corporation (Exhibit 10.2)..................          (A)

      10.5*  ADIC 1996 Stock Option Plan (Exhibit 10.3).......................................................          (A)

      10.6*  ADIC 1996 Transition Plan (Exhibit 10.4).........................................................          (A)

      10.7   Form of Indemnification Agreement, together with schedule of agreements..........................          (C)

      21.1   Subsidiaries of the Registrant...................................................................

      23.1   Consent of Independent Accountants...............................................................

      27.1   Financial Data Schedule..........................................................................

------------------------

*   Management contract or compensatory plan or arrangement.

(A) Incorporated herein by reference to designated exhibit to Form 10 Information Statement filed September 10, 1996.

(B) Incorporated by reference to Exhibit 10.3 of the Interpoint Corporation Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

(C) Incorporated herein by reference to Exhibit 10.5 of the Advanced Digital Information Corporation Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

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

                                               ADVANCED DIGITAL INFORMATION
                                                       CORPORATION
                                                       (REGISTRANT)

                                By:/s/             PETER H. VAN OPPEN
                                      ----------------------------------------
                                                 Peter H. van Oppen
                                                    Chairman and
                                              Chief Executive Officer

Dated: January 8, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

  By /s/           LESLIE S.    Treasurer and Chief           January 8, 1998
             ROCK               Accounting Officer
------------------------------
                  Leslie S.
             Rock

 By /s/       CHRISTOPHER T.    Director                      January 8, 1998
            BAYLEY
------------------------------
              Christopher T.
            Bayley

   By /s/         WALTER P.     Director                      January 8, 1998
           KISTLER
------------------------------
                  Walter P.
           Kistler

   By /s/        RUSSELL F.     Director                      January 8, 1998
           MCNEILL
------------------------------
                 Russell F.
           McNeill

   By /s/          JOHN W.      Director                      January 8, 1998
           STANTON
------------------------------
                   John W.
           Stanton

  By /s/        PETER H. VAN    Chairman of the Board and     January 8, 1998
            OPPEN               Chief Executive Officer
------------------------------
               Peter H. van
            Oppen

   By /s/         WALTER F.     Director                      January 8, 1998
            WALKER
------------------------------
                  Walter F.
            Walker