Form 10-Q
period 1998-01-31
ADVANCED DIGITAL INFORMATION CORP
filed 1998-03-16
CIK 770403

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                ---------------

                                   FORM 10-Q
                                ---------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended January 31, 1998

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

                                (425) 881-8004


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X] Yes          [ ] No

The total shares of common stock without par value outstanding at the end of the quarter reported is 9,704,699.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ADVANCED DIGITAL INFORMATION CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 31, 1998 AND OCTOBER 31, 1997


                                                      JANUARY 31,    OCTOBER 31,
                                                          1998          1997
                                                      -----------    -----------
                   ASSETS                             (Unaudited)
Current assets:
 Cash and cash equivalents.........................   $30,816,135    $32,806,822
 Accounts receivable, net of allowances
  of $364,000 in 1998 and $324,000 in 1997.........    15,975,505     18,078,302
 Inventories, net..................................    21,868,205     16,074,787
 Prepaid expenses and other........................       773,499        714,979
 Deferred income taxes.............................       767,688        767,688
                                                      -----------    -----------
  Total current assets.............................    70,201,032     68,442,578
                                                      -----------    -----------
Property, plant and equipment, at cost:
 Machinery and equipment...........................     4,717,141      4,366,343
 Office equipment..................................       457,480        417,116
 Leasehold improvements............................       419,433        415,493
                                                      -----------    -----------
                                                        5,594,054      5,198,952
 Less: accumulated depreciation and amortization...    (2,890,940)    (2,689,685)
                                                      -----------    -----------
  Net property, plant and equipment................     2,703,114      2,509,267
                                                      -----------    -----------
Deferred income taxes..............................        89,414         89,414
                                                      -----------    -----------
Investment in Crossroads Holding Corp. and other
 assets............................................     4,117,672      4,152,634
                                                      -----------    -----------
                                                      $77,111,232    $75,193,893
                                                      -----------    -----------
                                                      -----------    -----------

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................   $10,849,860    $11,237,131
 Accrued liabilities...............................     1,776,236      2,594,831
 Income taxes payable..............................     2,173,242      1,252,324
                                                      -----------    -----------
  Total current liabilities........................    14,799,338     15,084,286
                                                      -----------    -----------
Committments.......................................            --             --
Shareholders' equity:
 Preferred stock, no par value; 2,000,000 shares
  authorized; none issued
  and outstanding..................................            --             --
 Common stock, no par value; 40,000,000 shares
  authorized, 9,704,699 issued and outstanding
  (9,699,824 in 1997)..............................    45,833,113     45,808,291
 Retained earnings.................................    16,840,393     14,479,104
 Cumulative translation adjustment.................      (361,612)      (177,788)
                                                      -----------    -----------
  Total shareholders' equity.......................    62,311,894     60,109,607
                                                      -----------    -----------
                                                      $77,111,232    $75,193,893
                                                      -----------    -----------
                                                      -----------    -----------


    See the accompanying notes to these consolidated financial statements.

                   ADVANCED DIGITAL INFORMATION CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
           THREE MONTHS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)


                                                          1998           1997
                                                      -----------    -----------
Net sales..........................................   $22,865,661    $20,068,602
Cost of sales......................................    15,450,792     14,097,140
                                                      -----------    -----------
 Gross profit......................................     7,414,869      5,971,462
                                                      -----------    -----------
Operating expenses:
 Selling and administrative........................     3,783,719      3,047,461
 Research and development..........................       617,599        632,015
                                                      -----------    -----------
                                                        4,401,318      3,679,476
                                                      -----------    -----------
Operating profit...................................     3,013,551      2,291,986
                                                      -----------    -----------
Other income:
 Interest income...................................       321,168        115,483
 Foreign currency transaction gains................       239,988        138,231
                                                      -----------    -----------
                                                          561,156        253,714
                                                      -----------    -----------
Income before provision for income taxes...........     3,574,707      2,545,700
Provision for income taxes.........................     1,213,418        885,162
                                                      -----------    -----------
Net income.........................................   $ 2,361,289    $ 1,660,538
                                                      -----------    -----------
                                                      -----------    -----------
Basic net income per share.........................   $      0.24    $      0.21
                                                      -----------    -----------
                                                      -----------    -----------
Diluted net income per share.......................   $      0.24    $      0.20
                                                      -----------    -----------
                                                      -----------    -----------


    See the accompanying notes to these consolidated financial statements.

                   ADVANCED DIGITAL INFORMATION CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)


                                                          1998          1997
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.........................................  $ 2,361,289    $ 1,660,538
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization....................      212,883        172,330
 Change in assets and liabilities:
   Accounts receivable..............................    2,084,084     (2,370,560)
   Inventories......................................   (5,921,466)    (2,155,499)
   Prepaid expenses and other.......................      (61,284)        42,178
   Other assets.....................................       27,538        (20,132)
   Accounts payable.................................     (353,270)    (1,838,213)
   Accrued liabilities..............................     (782,439)       (79,145)
   Income taxes payable.............................      975,999         78,411
                                                      -----------    -----------
Net cash used in operating activities...............   (1,456,666)    (4,510,092)
                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.........     (426,835)      (324,338)
                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock for stock
  options, including tax benefit....................       24,822      1,225,534
                                                      -----------    -----------
Effect of exchange rate changes on cash.............     (132,008)       (31,973)
                                                      -----------    -----------
Net decrease in cash and cash equivalents...........   (1,990,687)    (3,640,869)
Cash and cash equivalents at beginning of period....   32,806,822     10,436,783
                                                      -----------    -----------
Cash and cash equivalents at end of period..........  $30,816,135    $ 6,795,914
                                                      -----------    -----------
                                                      -----------    -----------


    See the accompanying notes to these consolidated financial statements.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               January 31, 1998
                                  (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and should be read in conjunction with the Advanced Digital Information Corporation financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997. In the opinion of management, all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three-month period ended January 31, 1998, are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

          In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS128") which changed the Company's presentation and calculation of earnings per share. Basic net income per share represents net income divided by the weighted average number of shares outstanding the period. Diluted net income per share represents net income divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options. Common stock options are converted using the treasury stock method. Earnings per share for 1997 have been restated to conform to the requirements of FAS 128. The adoption of FAS 128 did not have a material impact on the Company's earnings per share.

          The following table sets forth the computation of basic and diluted net income per share for the three months ended January 31, 1998 and 1997:


                                                             1998           1997
                                                          ----------     ----------
Numerator:
  Net income...........................................   $2,361,289     $1,660,538
Denominator:
 Denominator for basic net income per share
  -- weighted average shares...........................    9,702,064      8,040,392
 Dilutive potential common shares from
  Team Member (employee) stock options.................      200,520        204,386
                                                          ----------     ----------
 Denominator for diluted net income per
  share -- adjusted weighted average shares
  and assumed conversions..............................    9,902,584      8,244,778
                                                          ----------     ----------
                                                          ----------     ----------
Basic net income per share.............................      $  0.24        $  0.21
                                                          ----------     ----------
                                                          ----------     ----------
Diluted net income per share...........................      $  0.24        $  0.20
                                                          ----------     ----------
                                                          ----------     ----------


NOTE 3. INVENTORIES

     Inventory is comprised as follows:


                                                 January 31, 1998    October 31, 1997
                                                 ----------------    ----------------
     Finished Goods                                   $ 9,506,062         $ 8,231,656
     Work-in-process                                    1,621,259           1,416,067
     Raw materials                                     12,012,790           7,557,748
                                                      -----------         -----------
                                                       23,140,111          17,205,471
     Allowance for inventory obsolescence              (1,271,906)         (1,130,684)
                                                      -----------         -----------
                                                      $21,868,205         $16,074,787
                                                      -----------         -----------
                                                      -----------         -----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those discussed here. Such risks are detailed in the Company's Annual Report on Form 10-K filed with the SEC in January 1998 and are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

          NET SALES. Net sales for the three months ended January 31, 1998 increased 14% to $22.9 million from $20.1 million for the same period in fiscal 1997. The increase in net sales was primarily due to strong unit sales volume of the Company's automated tape libraries, including the Scalar products and reflecting, in part, the introduction of the FastStor products in the final quarter of fiscal 1997. The growth in sales related to the library sales was offset by lower sales of standalone tape drives from the comparable quarter of 1997 and price reductions for selected parts.

          GROSS PROFIT. Gross profit was $7.4 million or 32% of net sales for the three months ended January 31, 1998 compared to $6.0 million or 30% of net sales for the same period in fiscal 1997. Gross profit margin for the current three-month period was higher than the same period in fiscal 1997 due to a shift in product mix toward higher-margin Scalar libraries and the reduction in sales of the lower-margin standalone products. Gross profit margins are dependent on a number of factors, including customer and product mix, price competition and tape drive costs. If the percentage of sales representing standalone and media products increases in the balance of fiscal 1998, the margin percentage for the period is likely to decline from the margin percentage achieved in the first quarter. In addition, there can be no assurance that the Company can improve upon or maintain the current gross margin levels for a given product line, in that tape drives purchased from third-party suppliers are a significant component of the Company's product costs.

          SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $3.8 million or 17% of net sales for the three months ended January 31, 1998 compared to $3.0 million or 15% of net sales for the same period in fiscal 1997. The dollar increase in selling and administrative expenses in the three months ended January 31, 1998 over the comparable period in fiscal 1997 was primarily due to increased sales personnel both in the headquarters office and in regional offices throughout the United States. The Company expects that selling and administrative expenses as a percentage of net sales may decline slightly for the fiscal year ending October 31, 1998 from the levels experienced in the three months ended January 31, 1998.

          RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $618,000 or 3% of net sales for the three months ended January 31, 1998 compared to $632,000 or 3% of net sales for the same period in fiscal 1997. The Company expects research and development spending to stay at approximately 3% of net sales throughout fiscal 1998.

          OTHER INCOME. Interest income for the three months ended January 31, 1998 was $321,000 compared to $115,000 for the same period in fiscal 1997. This increase is the result of investing the proceeds received from issuance of common stock in March 1997. Net foreign currency translation gains increased approximately $102,000 between the comparison periods. Foreign currency gains or losses arise as a result of the operation of ADIC Europe, the functional currency of which is French francs. ADIC Europe buys products from ADIC in U.S. dollars and resells a significant majority of such products in U.S. dollars. However, because francs are used as the functional accounting currency, all monetary assets and liabilities are translated into francs on ADIC Europe's financial statements. To the extent that these monetary assets and liabilities do not fully offset each other and the franc-to-U.S.-dollar exchange rate changes, transaction gains or losses may result. For large sales denominated in other currencies, the Company attempts to implement appropriate hedging strategies.

          PROVISION FOR INCOME TAXES. Income tax expense for the three months ended January 31, 1998 was $1,213,000 compared to $885,000 for the same period in fiscal 1997. The Company believes that the 34% effective tax rate reflected in its most recent results, which includes taxes paid in various federal, state and international jurisdictions, is generally indicative of the Company's effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's operating activities used $1.5 million of cash in the first three months of fiscal 1998. Such cash was primarily used to fund a $5.9 million increase in inventories which was offset in part by strong net income as well as a decrease in accounts receivable and changes in other items.

          At January 31, 1998, the Company had cash and cash equivalents of $30.8 million. As of that date, the Company also had a $10.0 million bank line of credit that expires at the end of fiscal 1998. Any borrowings under this line of credit would bear interest at the bank's prime rate or adjusted LIBOR rate. No borrowings have been made under this line of credit.

          The Company believes that its existing cash and cash equivalents and bank line of credit, together with the results of operations, will be sufficient to fund its working capital and capital expenditure needs for at least the next twelve months. The Company may utilize cash to acquire or invest in businesses, products or technologies that it believes are strategic. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understanding, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          At its annual meeting on February 25, 1998, duly called and with proxies solicited, 9,328,602 shares were represented in person or by proxy constituting 96.14 percent of the outstanding shares.

     i. The proposal to approve the Advanced Digital Information Corporation Amended 1997 Stock Purchase Plan received the following votes:


                                        Votes             Percent
                                       ---------          -------
               For                     5,233,305           53.93%
               Against                   954,526            9.84%
               Abstain                    39,108             .40%
               Broker Non-Votes        3,101,663           31.97%


          The foregoing proposal was approved.

     ii. The proposal to amend the Advanced Digital Information Corporation 1996 Stock Option Plan received the following votes:


                                     Votes             Percent
                                    ---------          -------
               For                  5,625,287           57.97%
               Against                556,721            5.74%
               Abstain                 44,931             .46%
               Broker Non-Votes     3,101,663           31.97%


          The foregoing proposal was approved.

     iii. Two directors were reelected to the Board, each to hold office for a three-year term. Each nominee received not less than 8,512,617 votes, which represents 91.25 percent of the shares voted.

Item 5.   Other information.

          On February 25, 1998, the Company's Board of Directors adopted a resolution increasing the size of the Board to seven members, and elected Mr. Tom A. Alberg (age 57) to fill the resulting vacancy. Since January 1996, Mr. Alberg has been a principal of Madrona Investment Group LLC, a private merchant banking firm. Mr. Alberg was the President, Chief Operating Officer and a Director of LIN Broadcasting Corporation, a cellular telephone company, from April 1991 to October 1995, and the Executive Vice President of AT&T Wireless Services, formerly McCaw Cellular Communciations, Inc. from July 1990 to October 1995. Prior to July 1990, Mr. Alberg was Chairman of the Executive Committee and a partner in the law firm of Perkins Coie, Seattle, Washington. Mr. Alberg is also a director of Active Voice Corporation, Amazon.com, Inc., Emeritus Corporation, MOSAIX, Inc. and Visio Corporation.

Item 6.   Exhibits and Reports on Form 8-K.

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ADVANCED DIGITAL INFORMATION CORPORATION


Dated: March 13, 1998              ----------------------------------------
                                   Peter H. van Oppen, Chairman
                                   and Chief Executive Officer


Dated: March 13, 1998              ----------------------------------------
                                   Leslie S. Rock, Treasurer
                                   and Chief Accounting Officer