Form 10-Q
period 1998-04-30
ADVANCED DIGITAL INFORMATION CORP
filed 1998-06-11
CIK 770403

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                  ---------------

                                     FORM 10-Q

                                  ----------------

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1998

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


                                 11431 Willows Road
                                   P.O. Box 97057
                           Redmond, Washington 98073-9757

                                   (425) 881-8004


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes          [  ] No

The total shares of common stock without par value outstanding at the end of the quarter reported is 9,743,412.

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     ADVANCED DIGITAL INFORMATION CORPORATION

                            CONSOLIDATED BALANCE SHEETS

                        APRIL 30, 1998 and OCTOBER 31, 1997



                                                                     APRIL 30,      OCTOBER 31,
                                                                       1998            1997
                                                                    -----------     -----------
                                                                    (Unaudited)
                        ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .        $20,327,050     $32,806,822
  Marketable securities. . . . . . . . . . . . . . . . . . .            426,811              --
  Accounts receivable, net of allowances of
    $402,000 in 1998 and $324,000 in 1997. . . . . . . . . .         22,415,046      18,078,302
  Inventories, net . . . . . . . . . . . . . . . . . . . . .         21,617,162      16,074,787
  Prepaid expenses and other . . . . . . . . . . . . . . . .            808,626         714,979
  Deferred income taxes. . . . . . . . . . . . . . . . . . .            767,688         767,688
                                                                    -----------     -----------
    Total current assets . . . . . . . . . . . . . . . . . .         66,362,383      68,442,578
                                                                    -----------     -----------
Property, plant and equipment, at cost:
  Machinery and equipment. . . . . . . . . . . . . . . . . .          5,259,466       4,366,343
  Office equipment . . . . . . . . . . . . . . . . . . . . .            720,474         417,116
  Leasehold improvements . . . . . . . . . . . . . . . . . .            427,851         415,493
                                                                    -----------     -----------
                                                                      6,407,791       5,198,952
  Less: accumulated depreciation and amortization. . . . . .         (2,899,266)     (2,689,685)
                                                                    -----------     -----------
    Net property, plant and equipment. . . . . . . . . . . .          3,508,525       2,509,267
                                                                    -----------     -----------
Deferred income taxes. . . . . . . . . . . . . . . . . . . .             89,414          89,414
                                                                    -----------     -----------
Investment in Crossroads Holding Corp. and other
  assets . . . . . . . . . . . . . . . . . . . . . . . . . .          4,118,035       4,152,634
                                                                    -----------     -----------
                                                                    $74,078,357     $75,193,893
                                                                    -----------     -----------
                                                                    -----------     -----------

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .        $ 7,000,449     $11,237,131
  Accrued liabilities. . . . . . . . . . . . . . . . . . . .          1,843,274       2,594,831
  Income taxes payable . . . . . . . . . . . . . . . . . . .            849,772       1,252,324
                                                                    -----------     -----------
    Total current liabilities. . . . . . . . . . . . . . . .          9,693,495      15,084,286
                                                                    -----------     -----------
Commitments. . . . . . . . . . . . . . . . . . . . . . . . .                 --              --
Shareholders' equity:
  Preferred stock, no par value; 2,000,000 shares
    authorized; none issued and outstanding. . . . . . . . .                 --              --
  Common stock, no par value; 40,000,000 shares
    authorized, 9,743,412 issued and outstanding
    (9,699,824 in 1997). . . . . . . . . . . . . . . . . . .         45,915,468      45,808,291
  Retained earnings. . . . . . . . . . . . . . . . . . . . .         18,774,308      14,479,104
  Cumulative translation adjustment. . . . . . . . . . . . .           (304,914)       (177,788)
                                                                    -----------     -----------
    Total shareholders' equity . . . . . . . . . . . . . . .         64,384,862      60,109,607
                                                                    -----------     -----------
                                                                  $  74,078,357   $  75,193,893
                                                                    -----------     -----------
                                                                    -----------     -----------

       See the accompanying notes to these consolidated financial statements.

                      ADVANCED DIGITAL INFORMATION CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME

        THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1998 AND 1997 (UNAUDITED)


                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             APRIL 30,                     APRIL 30,
                                                     --------------------------    --------------------------
                                                        1998           1997           1998           1997
                                                     -----------    -----------    -----------    -----------
Net sales. . . . . . . . . . . . . . . . . . . .     $24,805,894    $22,073,394    $47,671,556    $42,141,996
Cost of sales. . . . . . . . . . . . . . . . . .      17,795,731     15,562,808     33,246,523     29,659,948
                                                     -----------    -----------    -----------    -----------
  Gross profit . . . . . . . . . . . . . . . . .       7,010,163      6,510,586     14,425,033     12,482,048
                                                     -----------    -----------    -----------    -----------
Operating expenses:
  Selling and administrative . . . . . . . . . .       4,181,621      3,248,266      7,965,340      6,295,727
  Research and development . . . . . . . . . . .         627,479        690,949      1,245,078      1,322,964
                                                     -----------    -----------    -----------    -----------
                                                       4,809,100      3,939,215      9,210,418      7,618,691
                                                     -----------    -----------    -----------    -----------
Operating profit . . . . . . . . . . . . . . . .       2,201,063      2,571,371      5,214,615      4,863,357
                                                     -----------    -----------    -----------    -----------
Other income:
  Interest income. . . . . . . . . . . . . . . .         246,112        260,739        567,280        376,222
  Gain on sale of marketable securities. . . . .         247,814             --        247,814             --
  Foreign currency transaction gains, net. . . .          23,738         79,360        263,726        217,591
                                                     -----------    -----------    -----------    -----------
                                                         517,664        340,099      1,078,820        593,813
                                                     -----------    -----------    -----------    -----------
Income before provision for income taxes . . . .       2,718,727      2,911,470      6,293,435      5,457,170
Provision for income taxes . . . . . . . . . . .         784,813      1,010,935      1,998,231      1,896,097
                                                     -----------    -----------    -----------    -----------
Net income . . . . . . . . . . . . . . . . . . .     $ 1,933,914    $ 1,900,535    $ 4,295,204    $ 3,561,073
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------
Basic net income per share . . . . . . . . . . .         $  0.20        $  0.21        $  0.44        $  0.42
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------
Diluted net income per share . . . . . . . . . .         $  0.20        $  0.21        $  0.43        $  0.41
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------

       See the accompanying notes to these consolidated financial statements.

                      ADVANCED DIGITAL INFORMATION CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED APRIL 30, 1998 AND 1997 (UNAUDITED)


                                                                       1998           1997
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .       $  4,295,204   $  3,561,073
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization. . . . . . . . . . . . .            493,689        246,461
      Gain on sale of marketable securities. . . . . . . . .           (247,814)            --
  Change in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . .         (4,331,300)    (1,697,800)
      Inventories. . . . . . . . . . . . . . . . . . . . . .         (5,637,980)    (4,500,446)
      Prepaid expenses and other . . . . . . . . . . . . . .            (95,900)        15,339
      Other assets . . . . . . . . . . . . . . . . . . . . .             28,492         47,992
      Accounts payable . . . . . . . . . . . . . . . . . . .         (4,211,776)    (3,322,818)
      Accrued liabilities. . . . . . . . . . . . . . . . . .           (719,888)       337,444
      Income taxes payable . . . . . . . . . . . . . . . . .           (367,231)       862,023
                                                                   ------------   ------------
Net cash used in operating activities. . . . . . . . . . . .        (10,794,504)    (4,450,732)
                                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment . . . . . . . .         (1,506,817)      (646,425)
  Investment in marketable securities. . . . . . . . . . . .         (1,295,270)            --
  Proceeds from sale of marketable securities. . . . . . . .          1,116,273             --
                                                                   ------------   ------------
Net cash used in investing activities. . . . . . . . . . . .         (1,685,814)      (646,425)
                                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock for stock
    options, including tax benefit . . . . . . . . . . . . .            107,177      1,296,944
  Proceeds from issuance of common stock, net. . . . . . . .                 --     23,729,473
                                                                   ------------   ------------
Net cash provided by financing activities. . . . . . . . . .            107,177     25,026,417
                                                                   ------------   ------------
Effect of exchange rate changes on cash. . . . . . . . . . .           (106,631)       (57,356)
                                                                   ------------   ------------
Net (decrease) increase in cash and cash equivalents . . . .        (12,479,772)    19,871,904
Cash and cash equivalents at beginning of period . . . . . .         32,806,822     10,436,783
                                                                   ------------   ------------
Cash and cash equivalents at end of period . . . . . . . . .       $ 20,327,050   $ 30,308,687
                                                                   ------------   ------------
                                                                   ------------   ------------

          See the accompanying notes to these consolidated financial statements.

                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   APRIL 30, 1998
                                    (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and should be read in conjunction with the Advanced Digital Information Corporation financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997. In the opinion of management, all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the six-month period ended April 30, 1998, are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS128") which changed the Company's presentation and calculation of earnings per share. Basic net income per share represents net income divided by the weighted average number of shares outstanding during the period. Diluted net income per share represents net income divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options. Common stock options are converted using the treasury stock method. Earnings per share for 1997 have been restated to conform to the requirements of FAS 128. The adoption of FAS 128 did not have a material impact on the Company's earnings per share.

     The following table sets forth the computation of basic and diluted net income per share for the three months and six months ended April 30, 1998 and 1997:

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           APRIL 30,                 APRIL 30,
                                                    -----------------------   -----------------------
                                                       1998         1997         1998         1997
                                                    ----------   ----------   ----------   ----------
Numerator:
   Net income. . . . . . . . . . . . . . . . . . .  $1,933,914   $1,900,535   $4,295,204   $3,561,073
Denominator:
   Denominator for basic net income per share
      - weighted average shares. . . . . . . . . .   9,732,402    8,928,725    9,716,982    8,477,196
   Dilutive potential common shares from
      Team Member (employee) stock options . . . .     176,706      203,182      189,084      201,862
                                                    ----------   ----------   ----------   ----------

   Denominator for diluted net income per
      share - adjusted weighted average shares
      and assumed conversions. . . . . . . . . . .   9,909,108    9,131,907    9,906,066    8,679,058
                                                    ----------   ----------   ----------   ----------
                                                    ----------   ----------   ----------   ----------
Basic net income per share . . . . . . . . . . . .  $     0.20   $    0.21    $     0.44   $     0.42
                                                    ----------   ----------   ----------   ----------
                                                    ----------   ----------   ----------   ----------
Diluted net income per share . . . . . . . . . . .  $     0.20   $     0.21   $     0.43   $     0.41
                                                    ----------   ----------   ----------   ----------
                                                    ----------   ----------   ----------   ----------

NOTE 3. INVENTORIES

     Inventory is comprised as follows:

                                               April 30, 1998     October 31, 1997
                                               --------------     ----------------
     Finished Goods                             $ 9,530,519         $ 8,231,656
     Work-in-process                              2,052,818           1,416,067
     Raw materials                               11,412,822           7,557,748
                                                -----------         -----------
                                                 22,996,159          17,205,471
     Allowance for inventory obsolescence        (1,378,997)         (1,130,684)
                                                -----------         -----------
                                                $21,617,162         $16,074,787
                                                -----------         -----------
                                                -----------         -----------

NOTE 4. INVESTMENT IN MARKETABLE SECURITIES

     In January 1998, the Company began investing in certain equity securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") these investments are classified as available-for-sale. Under FAS 115, unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis. There is no significant difference between the cost basis and fair value of these securities at April 30, 1998. During April 1998, the Company sold certain of these securities and realized a gain of $248,000.

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

     NET SALES. Net sales for the three months ended April 30, 1998 increased 12% to $24.8 million from $22.0 million for the same period in fiscal 1997. Net sales for the six months ended April 30, 1998 were $47.7 million, an increase of 13% versus the six months ended April 30, 1997. The increase in net sales for the quarter and six months was due to strong unit sales volume of the Company's automated tape libraries, including the Scalar products and reflecting, in part, the introduction of the FastStor products in the final quarter of fiscal 1997. The growth in sales related to library sales was offset by lower sales of standalone tape drives from the comparable quarter of 1997 and price reductions for selected parts. In addition, over the six-month period, certain large distributors, which are significant customers of the Company, have been reducing the amount of inventory that they are holding. This inventory contraction caused net sales to be lower than the Company's expectations. The Company expects that net sales in the third and fourth quarters of the fiscal year will be significantly greater than the amount recorded in the six months ended April 30, 1998. There can be no assurance however that the Company can improve upon the level of net sales due to the risk of increasing competition, the reliance on certain customer and suppliers and other concerns.

     GROSS PROFIT. Gross profit was $7.0 million or 28% of net sales for the three months ended April 30, 1998 compared to $6.5 million or 29% of net sales for the same period in fiscal 1997. Gross profit as a percentage of sales was 30% for both of the six-month periods ended April 30, 1998 and 1997. While the shift in product mix toward higher-margin libraries and the reduction in sales of the lower-margin standalone products benefited gross margin, this benefit was offset by certain product price reductions and increased overhead costs. Most significant was the effect of product price reductions on certain of the Company's products. These price reductions were related to a reduction in certain tape drive costs. The product price reductions were retroactively applied to inventory owned by certain of the Company's customers, which more than offset the favorable effect of tape drive cost reductions on product shipped during the period. Gross profit margins are dependent on a number of factors, including customer and product mix, price competition and tape drive costs. Product mix changes, including increases in the proportion of standalone and media products sold, could cause a reduction in gross margin while further increases in the proportion of tape library business could contribute to improved margins. There can be no assurance that the Company can improve upon or maintain the current gross margin levels for any of its product lines, in that tape drives purchased from third-party suppliers are a significant component of the Company's product costs.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $4.2 million or 17% of net sales for the three months ended April 30, 1998 compared to $3.2 million or 15% of net sales for the same period in fiscal 1997. The dollar increase in selling and administrative expenses in the three months ended April 30, 1998 over the comparable period in fiscal 1997 was due to increased sales personnel both in the headquarters office and in regional offices throughout the United States and to increase expenditures for advertising and promotion. The Company expects that selling and administrative expenses as a percentage of net sales may decline slightly for the fiscal year ending October 31, 1998 from the levels experienced in the three months ended April 30, 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $627,000 or 3% of net sales for the three months ended April 30, 1998 compared to $691,000 or 3% of net sales for the same period in fiscal 1997. Research and development expenses in fiscal 1997 reflected the Company's high expenses associated with the FastStor development. The Company expects research and development spending to stay at approximately 3% of net sales throughout fiscal 1998.

     OTHER INCOME. Interest income for the three months ended April 30, 1998 was $246,000 compared to $261,000 for the same period in fiscal 1997. This decrease is the result of investing in equity securities which reduced the interest bearing balance of cash and cash equivalents as well as increases in working capital requirements which also reduced the amount of cash available for interest bearing investments. The sale of certain equity securities generated the gain on sale of securities of $248,000. Net foreign currency transaction gains decreased approximately $56,000 between the comparison periods. Foreign currency gains or losses arise as a result of the operation of ADIC Europe, the functional currency of which is French francs. ADIC Europe buys products from ADIC in U.S. dollars and resells a significant majority of such products in U.S. dollars. However, because francs are used as the functional accounting currency, all monetary assets and liabilities are translated into francs on ADIC Europe's financial statements. To the extent that these monetary assets and liabilities do not fully offset each other and the franc-to-U.S.-dollar exchange rate changes, transaction gains or losses may result. For large sales denominated in other currencies, the Company attempts to implement appropriate hedging strategies.

     PROVISION FOR INCOME TAXES. Income tax expense for the three months ended April 30, 1998 was $785,000 compared to $1,011,000 for the same period in fiscal 1997. The tax rate fluctuates in part based upon the taxable or non-taxable nature of the Company's investments. The Company believes that the 32% effective tax rate reflected in its results for the six-month period, which includes taxes paid in various federal, state and international jurisdictions, is generally indicative of the Company's effective tax rate in future periods.

     YEAR 2000 ISSUE. The Company, like most owners of computer software, will be required to modify portions of its software so that it will function properly in the year 2000. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is in the planning phase of its year 2000 readiness project and does not, as of yet, have determinable estimates of the costs to be incurred. The Company expects to incur primarily internal staff cost and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. ADIC believes that its critical internal software is year 2000 compliant and that its complete line of products are year 2000 compliant. The Company expects its year 2000 readiness project to be completed on a timely basis.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used $10.8 million of cash in the first six months of fiscal 1998. Such cash was used to fund increases both in inventories and receivables as well as decreases in accounts payable and other accrued liabilities. These changes are partially due to timing of receipt or payment of certain large checks both to our large suppliers and from a specific few large customers. The Company does not believe that the timing of these payments or receipts is indicative of any change in credit or collection risks. Additionally, the Company used funds of $1.5 million to purchase property, plant and equipment, most of which was associated with the move to a new headquarters and manufacturing facility.

     At April 30, 1998, the Company had cash and cash equivalents of $20.3 million. As of that date, the Company also had a $10.0 million bank line of credit that expires at the end of fiscal 1998. Any borrowings under this line of credit would bear interest at the bank's prime rate or adjusted LIBOR rate. No borrowings have been made under this line of credit.

     The Company believes that its existing cash and cash equivalents and bank line of credit, together with the results of operations, will be sufficient to fund its working capital and capital expenditure needs for at least the next twelve months. Further, ADIC believes that cash balances are likely to increase over the remainder of the fiscal period. The Company may utilize cash to acquire or invest in businesses, products or technologies that it believes are strategic. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understanding, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

                            PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

               None

Item 2.        Changes in Securities.

               None

Item 3.        Defaults Upon Senior Securities.

               None

Item 4.        Submission of Matters to a Vote of Security Holders.

               None

Item 5.        Other information.

               Effective May 26, 1998, long-time board member Walter P. Kistler resigned from the Company's Board of Directors due to his travel schedule and personal priorities.

Item 6.        Exhibits and Reports on Form 8-K.

               None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ADVANCED DIGITAL INFORMATION
                                        CORPORATION


Dated:  June 12, 1998                   /s/ Peter H. van Oppen
                                        ----------------------------------
                                        Peter H. van Oppen, Chairman
                                        and Chief Executive Officer


Dated: June 12, 1998                    /s/ Leslie S. Rock
                                        ----------------------------------
                                        Leslie S. Rock, Treasurer
                                        and Chief Accounting Officer