Form 10-Q
period 1998-07-31
ADVANCED DIGITAL INFORMATION CORP
filed 1998-09-14
CIK 770403

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1998

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

                                 [X] Yes [ ] No

The total shares of common stock without par value outstanding at the end of the quarter reported is 9,761,812.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ADVANCED DIGITAL INFORMATION CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       JULY 31, 1998 AND OCTOBER 31, 1997



                                                                         JULY 31,            OCTOBER 31,
                                                                           1998                  1997
                                                                      ------------           ------------
                       ASSETS                                          (Unaudited)
Current assets:
   Cash and cash equivalents ...............................          $ 22,290,922           $ 32,806,822
   Marketable securities ...................................             2,135,449                     --
   Accounts receivable, net of allowances of $482,000 in
     1998 and $324,000 in 1997 .............................            20,261,718             18,078,302
   Inventories, net ........................................            20,915,766             16,074,787
   Prepaid expenses and other ..............................               574,328                714,979
   Deferred income taxes ...................................               767,688                767,688
                                                                      ------------           ------------
     Total current assets ..................................            66,945,871             68,442,578
                                                                      ------------           ------------
Property, plant and equipment, at cost:
   Machinery and equipment .................................             5,966,579              4,366,343
   Office equipment ........................................               882,643                417,116
   Leasehold improvements ..................................               570,719                415,493
                                                                      ------------           ------------
                                                                         7,419,941              5,198,952
   Less: accumulated depreciation and amortization .........            (3,283,184)            (2,689,685)
                                                                      ------------           ------------
     Net property, plant and equipment .....................             4,136,757              2,509,267
                                                                      ------------           ------------
Deferred income taxes ......................................                89,414                 89,414
                                                                      ------------           ------------
Investment in Crossroads Holding Corp. and other
    assets .................................................             4,194,288              4,152,634
                                                                      ------------           ------------
                                                                      $ 75,366,330           $ 75,193,893
                                                                      ------------           ------------
                                                                      ------------           ------------

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................          $  7,229,770           $ 11,237,131
   Accrued liabilities .....................................             2,003,077              2,594,831
   Income taxes payable ....................................               638,828              1,252,324
                                                                      ------------           ------------
       Total current liabilities ...........................             9,871,675             15,084,286
                                                                      ------------           ------------
Commitments ................................................                    --                     --
Shareholders' equity:
   Preferred stock, no par value; 2,000,000 shares
     authorized; none issued and outstanding ...............                    --                     --
   Common stock, no par value; 40,000,000 shares
     authorized, 9,761,812 issued and outstanding (9,699,824
     in 1997) ..............................................            46,236,776             45,808,291
   Retained earnings .......................................            19,526,469             14,479,104
   Cumulative translation adjustment .......................              (268,590)              (177,788)
                                                                      ------------           ------------
       Total shareholders' equity ..........................            65,494,655             60,109,607
                                                                      ------------           ------------
                                                                      $ 75,366,330           $ 75,193,893
                                                                      ------------           ------------
                                                                      ------------           ------------





     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

      THREE MONTHS AND NINE MONTHS ENDED JULY 31, 1998 AND 1997 (UNAUDITED)

                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                      JULY 31,                               JULY 31,
                                                              1998                1997              1998               1997
                                                          ------------        ------------      ------------       ------------
Net sales ......................................          $ 25,314,025        $ 24,463,001      $ 72,985,581       $ 66,604,997
Cost of sales ..................................            18,544,302          17,397,206        51,790,825         47,057,154
                                                          ------------        ------------      ------------       ------------
   Gross profit ................................             6,769,723           7,065,795        21,194,756         19,547,843
                                                          ------------        ------------      ------------       ------------
Operating expenses:
   Selling and administrative ..................             4,978,269           3,467,050        12,943,609          9,762,777
   Research and development ....................               817,687             732,596         2,062,765          2,055,560
                                                          ------------        ------------      ------------       ------------
                                                             5,795,956           4,199,646        15,006,374         11,818,337
                                                          ------------        ------------      ------------       ------------
Operating profit ...............................               973,767           2,866,149         6,188,382          7,729,506
                                                          ------------        ------------      ------------       ------------
Other income:
   Interest income .............................               222,679             382,753           789,959            758,975
   Gain on sale of marketable securities .......                    --                  --           247,814                 --
   Foreign currency  transaction gains (losses),
     net .......................................               (63,317)            159,255           200,409            376,846
                                                          ------------        ------------      ------------       ------------
                                                               159,362             542,008         1,238,182          1,135,821
                                                          ------------        ------------      ------------       ------------
Income before provision for income taxes .......             1,133,129           3,408,157         7,426,564          8,865,327
Provision for income taxes .....................               380,967           1,145,866         2,379,199          3,041,963
                                                          ------------        ------------      ------------       ------------
Net income .....................................          $    752,162        $  2,262,291      $  5,047,365       $  5,823,364
                                                          ------------        ------------      ------------       ------------
                                                          ------------        ------------      ------------       ------------
Basic net income per share .....................          $       0.08        $       0.23      $       0.52       $       0.66
                                                          ------------        ------------      ------------       ------------
                                                          ------------        ------------      ------------       ------------
Diluted net income per share ...................          $       0.08        $       0.23      $       0.51       $       0.64
                                                          ------------        ------------      ------------       ------------
                                                          ------------        ------------      ------------       ------------




    See the accompanying notes to these consolidated financial statements.

                           ADVANCED DIGITAL INFORMATION CORPORATION

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED JULY 31, 1998 AND 1997 (UNAUDITED)


                                                                            1998                   1997
                                                                        ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................          $  5,047,365           $  5,823,364
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization .........................               874,807                435,914
         Gain on sale of marketable securities ...............              (247,814)                    --
   Change in assets and liabilities:
       Accounts receivable ...................................            (2,167,387)            (3,976,694)
       Inventories ...........................................            (4,916,788)            (2,980,485)
       Prepaid expenses and other ............................               138,836                 52,430
       Other assets ..........................................               (46,267)                44,571
       Accounts payable ......................................            (3,986,130)              (486,964)
       Accrued liabilities ...................................              (565,452)               523,381
       Income taxes payable ..................................              (296,074)               896,475
                                                                        ------------           ------------
Net cash provided by (used in) operating activities ..........            (6,164,904)               331,992
                                                                        ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment ...............            (2,511,984)            (1,050,968)
    Investment in marketable securities ......................            (3,003,908)                    --
    Proceeds from sale of marketable securities ..............             1,116,273                     --
                                                                        ------------           ------------
Net cash used in investing activities ........................            (4,399,619)            (1,050,968)
                                                                        ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock for stock
         options, including tax benefit ......................               140,420              1,300,053
    Proceeds from issuance of common stock, net ..............                    --             23,708,784
                                                                        ------------           ------------
Net cash provided by financing activities ....................               140,420             25,008,837
                                                                        ------------           ------------
Effect of exchange rate changes on cash ......................               (91,797)              (128,917)
                                                                        ------------           ------------
Net (decrease) increase in cash and cash equivalents .........           (10,515,900)            24,160,944
Cash and cash equivalents at beginning of period .............            32,806,822             10,436,783
                                                                        ------------           ------------
Cash and cash equivalents at end of period ...................          $ 22,290,922           $ 34,597,727
                                                                        ------------           ------------
                                                                        ------------           ------------

     See the accompanying notes to these consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 1998
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and should be read in conjunction with the Advanced Digital Information Corporation financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997. In the opinion of management, all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the nine-month period ended July 31, 1998, are not necessarily indicative of results to be expected for a full year.

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

     The following table sets forth the computation of basic and diluted net income per share for the three months and nine months ended July 31, 1998 and 1997:

                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  JULY 31,                                JULY 31,
                                                          1998                1997                1998                1997
Numerator:

   Net income ...............................          $  752,162          $2,262,291          $5,047,365          $5,823,364

Denominator:

   Denominator for basic net income per share
     - weighted average shares ..............           9,755,866           9,676,021           9,730,086           8,881,196
   Dilutive potential common shares from
     Team Member (employee) stock
     options ................................             149,196             208,141             174,811             203,147
                                                       ----------          ----------          ----------          ----------
   Denominator for diluted net income per
     share - adjusted weighted average shares
     and assumed conversions ................           9,905,062           9,884,162           9,904,897           9,084,343
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------
Basic net income per share ..................          $     0.08          $     0.23          $     0.52          $     0.66
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------
Diluted net income per share ................          $     0.08          $     0.23          $     0.51          $     0.64
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------


NOTE 3. INVENTORIES

          Inventory is comprised as follows:


                                                       July 31, 1998         October 31, 1997
                                                       -------------         ----------------
          Finished Goods                                $ 11,110,289           $  8,231,656
          Work-in-process                                  2,310,562              1,416,067
          Raw materials                                    9,095,044              7,557,748
                                                        ------------           ------------
                                                          22,515,895             17,205,471
          Allowance for inventory obsolescence            (1,600,129)            (1,130,684)
                                                        ------------           ------------
                                                        $ 20,915,766           $ 16,074,787
                                                        ------------           ------------
                                                        ------------           ------------




NOTE 4. INVESTMENT IN MARKETABLE SECURITIES

     In January 1998, the Company began investing in certain equity securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") these investments are classified as available-for-sale. Under FAS 115, unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis. There is no significant difference between the cost basis and fair value of these securities at July 31, 1998. During April 1998, the Company sold certain of these securities and realized a gain of $248,000.

NOTE 5. STOCK PURCHASE AGREEMENT

     In July 1998, the Company entered into a Stock Purchase Agreement ("Agreement") with Raytheon E-Systems, Inc. ("Raytheon") to purchase all of the outstanding stock of EMASS, Inc. ("EMASS") a wholly-owned subsidiary of Raytheon. EMASS is a provider of large-scale libraries and open systems storage software. The acquisition of EMASS was finalized August 19, 1998 and will be accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Accordingly, the operating results of EMASS will be included in the consolidated operating results from the date of acquisition. Pursuant to the terms of the Agreement, ADIC made a cash payment of $24,766,000 to Raytheon and assumed approximately $2,000,000 in mortgage indebtedness. The acquisition was funded through a combination of cash and debt. ADIC expects to incur certain restructuring costs associated with the transaction as well as a significant one-time expense for the write-off of in-process research and development.

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

     NET SALES. Net sales for the three months ended July 31, 1998 increased 3% to $25.3 million from $24.5 million for the same period in fiscal 1997. Net sales for the nine months ended July 31, 1998 were $73.0 million, an increase of 10% versus the nine months ended July 31, 1997. The increase in net sales for the quarter and nine months was due to strong unit sales volume of the Company's automated tape libraries, including the Scalar and FastStor products. The FastStor products were introduced in the final quarter of fiscal 1997, and an agreement to provide an OEM version of the FastStor tape library for resale by Dell Computer Corporation was announced in April 1998. The growth in sales related to library products was offset by lower sales of standalone tape drives and media products from the comparable periods of 1997 and price reductions for selected parts. In addition, over the nine-month period, certain large distributors, which are significant customers of the Company, have been reducing the amount of inventory that they are holding. This inventory contraction also contributed to net sales being lower than the Company's expectations. There can be no assurance that the Company can improve upon the level of net sales achieved due to the risk of increasing competition, the reliance on certain customers and suppliers and other factors.

     GROSS PROFIT. Gross profit was $6.8 million or 27% of net sales for the three months ended July 31, 1998 compared to $7.1 million or 29% of net sales for the same period in fiscal 1997. Gross profit as a percentage of net sales was 29% for both of the nine-month periods ended July 31, 1998 and 1997. While the shift in product mix toward higher-margin libraries and the reduction in sales of the lower-margin standalone products benefited gross margin, this benefit was offset for both the quarter and nine-month periods by certain product price reductions and increased overhead costs. Most significant during the quarter was the effect of manufacturing overhead costs associated with the move to larger facilities in April 1998. Gross profit margins are dependent on a number of factors, including customer and product mix, price competition and tape drive costs. There can be no assurance that the Company can improve upon or maintain the current gross margin levels for any of its product lines.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $5.0 million or 20% of net sales for the three months ended July 31, 1998 compared to $3.5 million or 14% of net sales for the same period in fiscal 1997. The dollar increase in selling and administrative expenses in the three months ended July 31, 1998 over the comparable period in fiscal 1997 was due to increased sales personnel both in the headquarters office and in regional offices throughout the United States and to increased expenditures for advertising and promotion.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $818,000 or 3% of net sales for the three months ended July 31, 1998 compared to $733,000 or 3% of net sales for the same period in fiscal 1997. Research and development expenses are associated primarily with modifications and enhancements to the existing product lines.

     OTHER INCOME. Interest income for the three months ended July 31, 1998 was $223,000 compared to $383,000 for the same period in fiscal 1997. This decrease is the result of investing in equity securities which reduced the interest bearing balance of cash and cash equivalents as well as increases in working capital requirements which also reduced the amount of cash available for interest bearing investments. Net foreign currency transaction gains decreased approximately $223,000 between the comparison periods. Foreign currency gains or losses arise as a result of the operation of ADIC Europe, the functional currency of which is French francs. ADIC Europe buys products from ADIC in U.S. dollars and resells a significant majority of such products in U.S. dollars. However, because francs are used as the functional accounting currency, all monetary assets and liabilities are translated into francs on ADIC Europe's financial statements. To the extent that these monetary assets and liabilities do not fully offset each other and the franc-to-U.S.-dollar exchange rate changes, transaction gains or losses may result. For large sales denominated in other currencies, the Company attempts to implement appropriate hedging strategies.

     PROVISION FOR INCOME TAXES. Income tax expense for the three months ended July 31, 1998 was $381,000 compared to $1,146,000 for the same period in fiscal 1997. The tax rate fluctuates in part based upon the taxable or non-taxable nature of the Company's investments.

     YEAR 2000 ISSUE. The Company, like most owners of computer software, will be required to modify portions of its software so that it will function properly in the year 2000. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on its analysis to date, the Company believes that the impact of year 2000 issues will not be material to the Company's business. The Company is actively assessing the impact of the upcoming change and does not, as of yet, have determinable estimates of the costs to be incurred. The Company expects to incur primarily internal staff cost and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. ADIC believes that its critical internal software is year 2000 compliant and that its complete line of products are year 2000 compliant. The Company expects its year 2000 readiness project to be completed on a timely basis.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used $6.2 million of cash in the first nine months of fiscal 1998. Such cash was used to fund increases both in inventories and receivables as well as decreases in accounts payable and other accrued liabilities. These changes are partially due to timing of receipt or payment of certain large checks both to our large suppliers and from a specific few large customers. The Company does not believe that the timing of these payments or receipts is indicative of any change in credit or collection risks. Additionally, the Company used funds of $2.5 million to purchase property, plant and equipment, much of which was associated with the move to a new headquarters and manufacturing facility.

     At July 31, 1998, the Company had cash and cash equivalents of $22.3 million. In addition, the Company has a $10.0 million bank line of credit that expires February 28, 2001. Any borrowings under this line of credit would bear interest at the bank's Reference Rate or adjusted LIBOR rate. No borrowings have been made under this line of credit.

     In August 1998, the Company finalized a Credit Agreement with Seafirst Bank and a Term Note for $20 million that was used to fund the acquisition of EMASS, Inc. from Raytheon E-Systems, Inc. The note is payable in equal monthly principal payments plus interest, based on a seven year amortization schedule, with a final payment due August 1, 2003.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other information.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits



          Exhibit Number          Description
          --------------          -----------
          2.1                 Stock Purchase Agreement by and between Raytheon
                              E-Systems, Inc. and Advanced Digital Information
                              Corporation, dated July 21, 1998*

          2.2 Amendment No. 1 to Stock Purchase Agreement by and between Raytheon E-Systems, Inc. and Advanced
                              Digital Information Corporation, dated July 21,
                              1998**

          2.3                 Letter agreement between Raytheon E-Systems, Inc.
                              and the Company, dated August 19, 1998**

          10.1                Credit Agreement between Advanced Digital
                              Information Corporation and Seafirst Bank dated
                              August 17, 1998


          * Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1998

          ** Incorporated by reference to the Company's Current Report on Form 8-K dated August 19, 1998

          (b) Reports on Form 8-K

          On August 3, 1998, the Company filed a report under Item 5 of Form 8-K relating to the Stock Purchase Agreement between Raytheon E-Systems, Inc. and the Company under which the Company would acquire the stock of EMASS, Inc. This report was dated July 21, 1998.

          On September 3, 1998, the Company filed a report under Item 2 of Form 8-K announcing the acquisition of EMASS, Inc. from Raytheon E-Systems, Inc. This report was dated August 19, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADVANCED DIGITAL INFORMATION
                                        CORPORATION

Dated:  September 14, 1998              /s/ Peter H. van Oppen
                                        ------------------------------------
                                        Peter H. van Oppen, Chairman
                                        and  Chief Executive Officer

Dated:  September 14, 1998              /s/ Leslie S. Rock
                                        ------------------------------------
                                        Leslie S. Rock, Treasurer
                                        and Chief Accounting Officer