Form 10-K
period 1998-10-31
ADVANCED DIGITAL INFORMATION CORP
filed 1999-01-22
CIK 770403

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                                ---------------

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21103
                            ------------------------

                    ADVANCED DIGITAL INFORMATION CORPORATION

             (Exact name of registrant as specified in its charter)

                 WASHINGTON                            91-1618616
      (State or other jurisdiction of                 (IRS Employer
       Incorporation or Organization)              Identification No.)

               P.O. BOX 97057
          11431 WILLOWS ROAD N.E.                      98073-9757
            REDMOND, WASHINGTON                        (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425) 881-8004
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                    ON WHICH REGISTERED
             ------------------             ---------------------------------
                   (None)                                (None)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK

                        PREFERRED STOCK PURCHASE RIGHTS

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by nonaffiliates of the registrant is $146,072,880 as of December 31, 1998, based on the closing sale price of such stock on the Nasdaq National Market on that date.

    There were 9,776,349 shares of common stock outstanding as of December 31, 1998.

    The Index to Exhibits appears on page 50.

    Part III is incorporated by reference from the proxy statement to be filed in connection with the 1999 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements, including, without limitation, statements containing the words "believes", "estimates", "expects", "anticipates" and words of similar import. These statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to numerous risks and are inherently uncertain as they are based on various expectations and assumptions concerning future events. These uncertainties could cause actual results to differ materially from those expected for the reasons described below in Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

GENERAL

    Advanced Digital Information Corporation and its subsidiaries ("ADIC" or the "Company") is a leading provider of automated tape libraries, standalone storage devices, software and technical services used to organize, protect and retrieve electronic data. Primary applications for the Company's products include storage of replicated backup copies and storage of archived or infrequently retrieved information in client/server network and mainframe computing environments. The Company integrates proprietary electro-mechanical robotics, library management software, electronics hardware and firmware with technologically advanced tape drives manufactured by third parties to provide highly automated data storage protection. When used with the Company's storage management software or third-party storage management software, these products can perform sophisticated backup and archiving of electronic data residing across a network of PCs, workstations and servers with minimal human intervention. The Company's product family operates in PC-based (Windows NT and Novell NetWare), UNIX and mainframe environments. The Company believes it offers the broadest product range in its industry and has approximately 35,000 tape libraries installed. Customers have implemented ADIC storage systems with typical capacities ranging from 4 gigabytes to approximately 100 terabytes. The largest ADIC installations extend up to multiple petabytes in capacity.

    The Company's customers are located worldwide and range in size from large multinational companies and major governmental and research installations to small businesses. ADIC markets its products in North America, Europe and the Asia Pacific region through multiple distribution channels, including distributors, VARs and OEMs. The Company supports these channels and its end users with a combination of more than 30 regional field sales offices, centralized systems engineering support in the U.S. and Europe as well as approximately 80 field technical support personnel. Multiple third-party on-site service agreements supplement the internal field service organization.

    The Company was incorporated under the laws of the state of Washington in August 1984. The Company's executive offices are located at 11431 Willows Road N.E., Redmond, Washington 98052, and its telephone number at that location is
(425) 881-8004. ADIC can be also be reached by visiting its website at WWW.ADIC.COM. ADIC acquired ADIC Europe SARL ("ADIC Europe" or "ADE") in June 1994 and acquired its ADIC Denver operation, formerly EMASS, Inc., ("EMASS") in August 1998. As part of this acquisition, the Company also acquired 80 percent of German-based ADIC/GRAU Storage Systems GmbH & Co. KG ("Grau") in August 1998.

INDUSTRY

CLIENT/SERVER NETWORK AND INTERNET DATA BACKUP

    The Company believes that multiple trends continue to foster growth of the data storage segment of the client/server network computing environment. Personal computer and workstation microprocessors continue to achieve substantial increases in performance, both absolutely and relative to their cost.

Enabled by this increased processing power and the increasing sophistication of both network operating systems and relational databases, organizations are migrating core business processes (such as financial transaction processing, materials requirements planning, document imaging and management of patient records, engineering drawings and customer databases) from manual processes or mainframes to lower-cost client/server computer networks. In addition, the growth of the Internet, electronic commerce, electronic mail, and groupware continue to foster further client/server network computing growth. Rapid escalation in the growth of electronic commerce creates significant demand for on-line transaction processing as well as near-line retrieval and backup of this transaction volume. The combination of these trends is driving a proliferation of client/server network computing and related opportunities for ADIC products.

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

MAINFRAME AND VERTICAL MARKET APPLICATIONS

    The Company continues to participate in backup and archiving solutions for traditional mainframe environments and sees substantial opportunity in specific vertical markets. Automated storage solutions have long been established in the mainframe computer markets and, while experiencing slower growth rates than the client/server applications, are expected to continue to grow. The Company pioneered development of software and hardware to support automated storage applications for many highly demanding military and telecommunications applications. In particular, ADIC products provide both the large capacities and the complex hardware and software required to support multiple storage media solutions in a single storage system. Many installations include optical, half-inch, DLT or other storage formats adapted to suit a particular customer requirement. Specific vertical markets where the Company believes it has significant market share or opportunity include fossil fuel exploration, governmental, scientific research and audio/visual applications. Such applications require specialized focus and support from systems engineering and technical service resources.

AUTOMATED TAPE LIBRARIES

    The Company believes automated tape libraries, which operate in conjunction with storage management software and incorporate magnetic tape drive or other storage technology, provide the best systematic and cost-effective backup solution for client/server networks and certain mainframe applications. These products provide client/server networks with software-controlled access to multiple magnetic tape cartridges for storage and retrieval of digitally stored data. These backups occur automatically and minimize human intervention. Automated tape libraries, housing these tapes and one or more tape drives, utilize an electro-mechanical robotic mechanism to manipulate the tape cartridges, loading and unloading specific tape cartridges into and out of the tape drive or drives as directed by the storage management software.

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

    Within the library, tape cartridges or other removable media are typically organized in magazines. In some cases, these tape magazines are removable, easing storage and offsite transfer of the tapes. A library with multiple tape drives can backup data with all drives simultaneously, significantly speeding up the backup process. Certain large libraries are designed to allow incorporation of more than one type of tape or optical media. Other libraries feature a barcode system which, in conjunction with the storage management software, can catalog each tape or optical disk, further enhancing the management of the data. Libraries often feature key lock access to the tapes, providing security protection for the data by preventing undesired human access. Some libraries feature a software and password-controlled access feature which allows for controlled addition or removal of selected cartridges without providing open access to all tapes housed within the library or taking the library off-line.

    Backup and archival storage needs differ somewhat from the demands of other storage applications, such as online data storage, with overall capacity and data transfer rate being more important than the speed of data access and retrieval. As a result of relatively high transfer rates, high capacity and low cost per gigabyte, tape drive technologies are used for backup or archival purposes in a large proportion of client/server networks in commercial and governmental organizations. The Company believes that, assuming continued investment by tape drive manufacturers, magnetic tape drives will continue to be a cost-effective solution for data backup and archival purposes in terms of cost per unit of data storage. Automated tape libraries leverage the cost-effectiveness of magnetic tape drives by automating the access to multiple data cartridges by each tape drive, decreasing further the dollar-per-gigabyte of storage cost relative to other technologies. In addition, the Company continually monitors progress among the leading companies developing high density storage devices and attempts to work with such developers to assure long-term compatibility between the Company's products and whatever removable storage technologies that may emerge.

STORAGE MANAGEMENT SOFTWARE

    Although the Company expects that the majority of storage solutions based on its hardware products will rely on third-party storage management software, ADIC does expect to substantially grow the installed base of its own proprietary software products and increase the capability and market potential of those products. The Company's AMU library management product enables enhanced library utilization across multiple, heterogeneous host servers. The AMASS Storage Management System is an integrated family of products for data intensive computing environments. AMASS provides network storage management functionality including high performance direct access to libraries and distributed client/server Hierarchical Storage Management ("HSM"). It is presently available and installed in major UNIX applications world-wide and the Company has announced a Windows NT version for delivery during calendar 1999.

    Development of enhanced software tools is an integral part of the Company's product strategy. Future library management software products may enable additional functionality including remote diagnostics and "call home" error reporting. A substantial proportion of research and development expenses are focused in the storage management software area. ADIC's objective is to supplement and enhance, rather than displace, available third-party storage management software.

ADIC STRATEGY

    The Company's goal is to continue expanding its position as a market leader in providing automated tape libraries and complementary software products to the client/server network and mainframe computing marketplace. Key components of the Company's strategy include:

    OFFER A FULL RANGE OF LIBRARY PRODUCTS. The Company believes it currently offers the most complete range of automated tape library, software and standalone drive products available for the client/server network marketplace. Available storage capacities range from four gigabytes to multiple petabytes. Although different types and sizes of client/server networks require different levels of tape library capacity and performance, the Company's broad product family provides both end users and channel partners with "one-stop-shopping" for products, service, and support. By offering standalone drive products in addition to libraries, the Company is able to further enhance the breadth of its product line, familiarizing customers with entry-level backup and archiving data storage needs with its brand name and products and providing them with migration and upgrade paths to the Company's other products. In addition, the Company's broad product line allows it to purchase tape drives in large volumes, which may enhance its ability to negotiate with key magnetic tape drive suppliers.

    OFFER INTEGRATED SOFTWARE SOLUTIONS. The Company believes that a combination of state-of-the-art hardware and software provides the highest value to the end user. Further, the Company believes that software is an increasingly important element in the management of data and of storage peripherals. ADIC has announced agreements to resell specialized storage software from other suppliers, has invested in software vendors, has cultivated partnership relationships with the major backup software providers and is investing heavily in the development and enhancement of its own proprietary software products.

    OFFER PRODUCTS IN MULTIPLE DRIVE TECHNOLOGIES. The Company offers automated tape libraries based on major magnetic tape drive technologies, including D2, half-inch, DLT, 8mm/SDX, 4mm/DAT and 8mm, and maintains compatibility with a wide variety of storage management software platforms. The Company's strategy is to work closely with leading tape drive manufacturers to rapidly develop products incorporating state-of-the-art technologies. The Company's strategy of developing products based on multiple drive technologies allows the Company to reduce its dependence on any single tape drive technology, as well as offer products that target the specific technology needs of different market segments. In addition, the Company's products are compatible with over 50 storage management software applications in addition to its own software products.

    LEVERAGE TECHNOLOGY ACROSS PRODUCTS. The Company is able to leverage approximately a decade of automated tape library and software research and development investment across a number of products. The Company has launched multiple generations of products which build on an existing foundation of technology and knowledge, including operating systems software, programming languages and structure, communications protocols, electronic hardware, and electro-mechanical hardware. The Company's FastStor tape storage system and forthcoming AMASS NT storage management software feature the most recent generations of technology in many of these respects. Leveraging its existing technology to build a broad product line enables the Company to decrease both the time-to-market and development costs of new products. In addition, this strategy enhances manufacturing leverage and flexibility, as the Company is able to share common parts, common programming code, manufacturing resources and suppliers across a wide range of products.

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

    DEVELOP OR ACQUIRE RELATED SPECIALIZED STORAGE PRODUCTS. The Company believes that growth of the client/server network data storage market will create opportunities for it to expand its product offerings. It markets Fibre Channel interconnection solution products developed with Crossroads Systems, Inc. ("Crossroads") under the ADIC brand name. This partnership allows the Company to offer products to integrate a wide variety of SCSI-based storage devices with Fibre Channel networks. The Company intends to continue to seek out related market niches, which leverage its strengths, and has announced partnerships with VERITAS Software, Inc. and Network Integrity, Inc. The Company has over a decade of research and development and sales and marketing experience in client/server network data storage and it believes this experience may be readily applied beyond automated tape libraries to other specialized storage products. In addition, the Company believes its distribution channels can be leveraged to distribute related data storage products to end customers. New, related storage products could originate from internal research and development or through acquisitions.

PRODUCTS

    The Company's automated tape libraries integrate proprietary electro-mechanical robotics, library management software, electronic hardware, and firmware with industry standard technologically advanced tape drives supplied by third parties. The automated tape libraries are housed in a desktop, rackmount, or floor-standing enclosure. When operated in conjunction with third-party storage management software or with the Company's proprietary software, the Company's libraries provide a complete solution for systematically and cost-effectively automating data storage backup and archiving in client/server network computing environments.

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

    Storage product prices vary from approximately $1,000 to more than $1,000,000, depending on the drive technology, number of drives and capacity selected. Drive technologies include D2, half-inch, DLT, 8mm/SDX, 4mm/DAT and 8mm formats with the number of drives per unit varying from one to dozens of drives. Capacities range from four gigabytes to multiple petabytes.

STORAGE MANAGEMENT SOFTWARE

    The majority of the Company's products are installed on client/server computer networks in conjunction with storage management software provided by a third party. Currently, over 50 different storage management software packages support one or more of the Company's products. On Microsoft Windows NT and Novell NetWare platforms, these packages include products from Cheyenne Software, Legato Systems, Network Integrity, Seagate Software (Arcada and Palindrome) and STAC. On UNIX platforms, these packages include products from Cheyenne Software, IBM ADSM, Legato Systems, OpenVision Technologies, Spectra Logic (Alexandria) and VERITAS Software.

    The Company works closely with storage management software companies in a number of ways. It periodically engages in discussions with developers at these companies regarding the marketplace, end-user needs, and potential solutions to these needs combining the Company's products and the developer's storage management software. The Company partners with storage management software companies to offer promotional product bundles, offering customers a special price on the combination of a Company product and a storage management software product. In addition, the Company's field sales force strives to maintain relationships with its counterparts from each of the storage management software companies and frequently participates in joint sales calls and seminars. The Company also maintains technical relationships with developers at these companies, in most cases providing Company products for their use in developing software for these products. The Company's systems engineering lab has a large variety of storage management software products running in-house in order to perform ongoing compatibility testing.

    The Company's in-house software development team is actively engaged in developing and enhancing proprietary software products which, when used with hardware products from ADIC or other vendors, may provide an integrated storage solution. Such products include AMASS, AMASS for NT, Data Manager, File Manager and other software designed to organize, protect and retrieve electronic data in an automated file system. All of the Company's software products are certified to operate in conjunction with the Company's hardware products but may also be certified to operate with hardware products provided by competitors.

SALES AND MARKETING

    The Company's strategy is to deploy a comprehensive sales, marketing, and support infrastructure to address the market for client/server network storage peripherals both domestically and internationally. The Company relies on multiple distribution channels to reach end-user customers ranging in size from small businesses to large multinational corporations. The Company's channels include distributors, VARs and OEMs. The Company supports these channels with a sales force operating out of its headquarters office in Redmond, Washington plus more than 20 regional field sales offices in North America and ten international offices located across Europe. The majority of Company products are sold under the ADIC brand name but significant quantities may be sold under the names of various OEM customers including Dell Computer, Siemens, Unisys and Exabyte. In addition, certain products produced under the recently acquired EMASS or Grau name are still undergoing a re-badgeing to the ADIC name which will be completed during the first calendar quarter of 1999.

RESELLERS

    NORTH AMERICAN DISTRIBUTORS. The Company sells its products to large regional and national distributors who in turn resell the Company's products to national, regional, or local VARs with expertise in integrating network solutions for end customers. The Company provides support for these VARs through its authorized reseller programs. In the case of larger, more complex sales situations, the Company's field sales force may work in conjunction with a VAR to support the sale. The Company currently has relationships with several major North American distributors, including Access Graphics, Inc., Arrow ICP, Gates/Arrow Distributing, Ingram Micro Incorporated, Tech Data Corporation, and Bell Micro Corporation. For the fiscal year ended October 31, 1998, Ingram Micro Incorporated and Tech Data Corporation represented 22% and 15%, respectively, of the Company's net sales.

    INTERNATIONAL DISTRIBUTORS. Similar to North America, the Company also has relationships with a number of large regional and national distributors internationally. International sales represented 33% of net sales in fiscal year 1998, the majority of which occurred in Europe. The Company believes that international markets represent an attractive growth opportunity and intends to expand the scope of its international sales efforts in part by continuing to actively pursue additional international distributors and resellers.

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

OEMS

    The Company sells its products to several companies under a private label or OEM relationship. These companies generally resell the products under their own brand name, sometimes after technically enhancing the product to target a specific market, performance, or application niche. Private labelers and OEMs typically assume responsibility for product sales, service and support. These relationships enable the Company to reach end users not served by its other reseller distribution channels and to serve select geographic or vertical markets where specific OEMs have exceptional strength. In certain cases, OEMs may sell product under the ADIC name like a reseller as well as under their own name. The Company maintains ongoing discussions with private labelers and OEMs, including leading systems suppliers, regarding opportunities with the Company's products. Existing OEM relationships include Dell Computer, Siemens, Unisys, Exabyte and other companies.

CORPORATE SALES

    The Company maintains direct corporate sales relationships with a number of large national and multinational companies based in North America and Europe, including financial institutions, oil companies, telecommunications companies, large industrial corporations and professional service firms. In these sales situations, the Company typically works with such company's central information services organization to assess data storage backup and archival needs and then recommends a solution incorporating the Company's products. The successful culmination of this recommendation may be the creation of a corporate standard, including a selection of the Company's products. Once this standard is established, organizations throughout the company can purchase the Company's products to meet their needs.

    ADIC also maintains direct sales relationships with a number of large government and private entities where the scale or confidentiality of required storage solutions is such that the customer's needs are best served by working directly with the Company.

CORPORATE MARKETING

    The Company supports its channel sales and its direct field sales efforts with a broad array of marketing programs designed to build the Company's brand name, attract additional resellers and generate end-user demand. Resellers are provided with a full range of marketing materials, including product specification literature and application notes. The Company advertises in key network systems publications and participates in national and regional tradeshows both domestically and internationally. The Company's World Wide Web page features a comprehensive collection of marketing information, including product specification sheets, product user manuals and application notes. The Company's field sales force conducts seminars targeting end users, often with a sales representative from one of the storage management software companies. The Company also conducts sales and technical training classes for its resellers. The Company periodically engages in various promotional activities for resellers and end-users, including product-specific rebates, bundling its products with selected storage management software, and certificates for free tape drive cleaning cartridges.

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

    TECHNICAL SUPPORT. The Company maintains a 24-hour internal technical support organization. Technical support personnel are available to all customers at no charge via telephone, facsimile, and email to answer questions and solve problems relating to the Company's products. Technical support personnel are not only trained with respect to the Company's products, but are also experienced with storage management and network operating system software. Support staff is located principally in Washington, Colorado and Germany with phone calls being routed to the location with the most timely available expertise. Smaller library products with problems not resolved via telephone support may be returned to the Company for repair or replacement during the warranty period. For a nominal fee, customers may choose to receive a "hot swap" exchange unit, which will be shipped via express mail within 24 hours.

    SYSTEMS ENGINEERING. The Company also maintains a staff of systems engineers who provide both pre-and post-sales support to resellers and end users. Systems engineers typically become involved in more complex problem-solving situations involving interactions between the Company's products, third-party storage management software, the network server hardware, and the network operating system. System engineers work with resellers and end users both over the telephone and on-site. The Company views this system engineering capability as opportunity for growth as it allows ADIC to provide and support storage solutions with the highest level of complexity and value to the customer.

    ON-SITE SERVICE. The Company uses its own 80-person field service team and third-party service providers to offer on-site service for its products. A wide variety of programs are available, up to and including 24-hour-a-day, seven-day-a-week on-site service. Most of the mid-range and larger automated libraries are sold including at least one year of on-site service. Post-warranty service has become an increasingly important source of customer loyalty and revenue as the Company's installed base has grown. Between five and ten percent of overall fiscal 1999 Company revenue is expected to be service related.

    TRAINING. The Company offers a comprehensive training program to resellers and end users. Training classes are conducted at the Company's Denver location as well as at the headquarters location and on-site at reseller and end-user locations worldwide.

    WARRANTY. For standard Company products, parts and labor are covered under warranty for periods between three months and three years. With respect to drives and tapes used in the Company's products but manufactured by a third party, the Company passes on to the customer the warranty on such drives and tapes provided by the manufacturer.

RESEARCH AND DEVELOPMENT

    The Company's research and development team has developed multiple product generations of automated tape library and software products. The Company's research and development efforts rely on the integration of multiple engineering disciplines to generate products that competitively meet market needs in a timely fashion. Successful development of automated tape libraries requires the melding of firmware design, electro-mechanical design, electronic design, and engineering packaging into a single, integrated product. Product success also relies on the engineering team's thorough knowledge of each of the different tape drive technologies as well as SCSI and Fibre Channel protocols. Software products rely on a comprehensive understanding of multiple operating system environments, programming techniques, file management structures, communication protocols, user applications and needs as well as other potentially conflicting applications.

    The Company's new product development is frequently stimulated by the availability of an enhanced or new tape drive or other removable media technology. As they compete in the marketplace, tape drive manufacturers continually invest in research and development to gain performance leadership either by offering increasingly enhanced versions of their current drive products or by introducing an entirely new drive technology. The Company benefits from these industry developments by utilizing these technologies in its products. If a new drive is an enhanced version of one already incorporated in one or more of the Company's products, the Company's time and dollar investment to incorporate the new drive can be quite small, with the focus being on verification testing. With new tape drive technology introductions, the level of effort required to develop a corresponding product depends somewhat on the form factors of the drive and media. In cases where the form factors match a drive technology currently supported, again the time and investment required can be quite low. When the form factors differ, the time and investment requirements can grow substantially, and may require development of a new product altogether. Given the importance of relationships with tape drive manufacturers to the Company's success, the Company strives to, and believes it does, maintain close, high-level relationships on both a management and technical level with several tape drive manufacturers. These relationships at times provide early warning of new tape drive technologies and assist the Company in reducing the time-to-market for new product development. The Company continually monitors progress in development of alternative removable media technologies which may be incorporated into its products.

    The Company also identifies and defines new products based on the more traditional identification of a market need which the Company believes it can successfully fill. The Company's sales, marketing, product development, and engineering organizations all contribute to this identification process. With these product development efforts, time and investment requirements tend to be significant, both in terms of engineering and tooling for manufacturing. However, the Company has found that it has been able to leverage its previous engineering investments into new products. For example, the firmware, or operating system, of the Scalar library product is based on successive generations of the operating system developed for the Company's first library. Similarly, the AMASS NT storage management system is entirely new software but the logic and structure are based heavily on AMASS UNIX products which have been through multiple generations of development over the past several years. Company engineers also have been able to leverage its electro-mechanical and electronic hardware designs from previous products into next generation designs. In some cases, entire subassemblies are transferable, leveraging not only engineering time but also tooling investments, materials purchasing, inventory stocking, and manufacturing.

    The Company's research and development expenses were $4,483,000, $2,909,000 and $1,542,000 for fiscal years 1998, 1997, and 1996, respectively and are expected to be significantly higher in fiscal 1999.

MANUFACTURING

    The Company has manufacturing facilities in Washington, Colorado and Germany. The Redmond, Washington factory is ISO 9001 certified and responsible for building all mid-range to lower-range libraries including the FastStor product. Numerous existing and potential OEM customers, including Dell Computer have audited the Redmond plant. Scalar 1000 tape libraries are built in our Englewood, Colorado facility while the high-end libraries are built in Bohmenkirch, Germany. All these plants have processes that entail manufacturing electro-mechanical robotic devices, integrating into them third-party tape drives, and performing testing on the completed device. The Company's manufacturing strategy is to perform product assembly, integration and testing, leaving component and piece part manufacturing to its supplier partners. The Company works closely with a group of regional, national, and international suppliers to obtain quality parts and components meeting its specifications. Though the Company's designs are proprietary, the various components are available off the shelf or are manufactured using standard, readily-available techniques, limiting supplier base risk and facilitating volume increases. Inventory planning and management is coordinated closely with suppliers and customers to match the Company's production to market demand. Product orders are confirmed and, in most cases, shipped to the customer within one week. Larger libraries often have longer lead times and include on-site integration and acceptance. However, the Company fills the majority of its orders as they are received and therefore believes that its backlog levels are not indicative of future sales. See "Risk Factors--Dependence on Certain Suppliers."

COMPETITION

    The market for network data storage peripherals in general, and automated tape libraries in particular, is intensely competitive, highly fragmented, and characterized by rapidly changing technology and evolving standards. The market for storage management software is similarly fragmented and competitive. Competitors vary in size and in the scope and breadth of the products they offer. As the Company offers a broad range of automated tape library, software and complementary products, it tends to have a large number of competitors that differ depending on the particular product format and performance level. Since there are relatively low barriers to entry into the automated tape library market, the Company anticipates increased competition from other sources, ranging from emerging to established companies, including large system OEMs. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than the Company. The Company's competitors may develop new technologies and products that are more effective than the Company's products. In addition, competitive products may be manufactured and marketed more successfully than the Company's products. The Company believes the primary competitive factors in the market for network data storage products are performance, reliability, breadth of product line, distribution strength, product availability and price, as well as customer issues, including technical and sales support. See "Risk Factors--Increasing Competition and Potentially Declining Prices."

PROPRIETARY RIGHTS

    Although the Company relies predominately on its full product line, strong channel structure, and over a decade of library and software development experience to compete in its marketplace, it has or is pursuing numerous patents on various design elements of its automated tape library products. There can be no assurance that pending patent applications will ultimately issue as patents or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's proprietary rights. In addition, there can be no assurance that issued patents or pending applications will not be challenged or circumvented by competitors, or that the rights granted thereunder will provide competitive advantages to the Company.

    The Company relies on a combination of patent, copyright and trademark laws, trade secrecy, confidentiality procedures, and contractual provisions to protect its intellectual property rights. There can be no assurance that these procedures will be successful, that the Company would have adequate remedies for any breach or that the Company's trade secrets and know-how will not otherwise become known to or independently developed by competitors. See "Risk Factors--Proprietary Technology."

FOREIGN OPERATIONS AND EXPORT SALES

    Export sales of ADIC products during the fiscal years ended October 31, 1998, 1997, and 1996 totaled $37,929,000, $30,611,000 and $21,216,000 respectively, with the majority of these sales occurring in Europe. European sales are transacted out of ADIC Europe for all three fiscal years as well as from Grau subsequent to the acquisition of EMASS, Inc. (now ADIC Denver) in August 1998. See Note 17 to the Company's Consolidated Financial Statements included as Item 8 of this Form 10-K and "Risk Factors-- International Operations."

TEAM MEMBERS (EMPLOYEES)

    As of October 31, 1998, the Company had 566 full-time Team Members, including 112 in sales and marketing, 84 in engineering and research and development, 118 in systems engineering, customer service and technical support, 189 in manufacturing and operations, and 63 in finance, general administration, and management. None of the Company's North American Team Members are covered by collective bargaining agreements, and management believes its relationship with Team Members is good.

    The Company's success depends in large part on its ability to attract and retain key Team Members. Competition among network data storage peripheral companies for highly skilled technical and management personnel is intense. There can be no assurance that the Company will be successful in retaining its existing Team Members, or in attracting additional qualified Team Members. See "Risk Factors-- Dependence on Key Team Members (Employees)."

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

    In particular, quarterly revenue and operating results depend on the volume and timing of orders received, shipped and accepted during the quarter. A large portion of the Company's revenue in each quarter results from orders during that quarter. The Company historically has operated with little order backlog and, due to the nature of its business, does not anticipate that it will have significant backlog in the future. The Company's operating expense levels are, in the short term, largely fixed and are based, in part, on expectations regarding future revenue. Thus, if the Company's revenue falls below its expectations, the Company's results of operations could be disproportionately affected. Because of the relatively large dollar size of orders from the Company's distributors, delay in the placing of a small number of orders could have a significant impact on the Company's results of operations for a particular period.

    The Company's quarterly revenue and results of operations have been affected by seasonal trends, which often result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous year, due to customer purchasing and budgetary practices and the Company's sales commission and budgetary structure. There can be no assurance that seasonal trends in customer purchasing will not materially adversely affect the Company's results of operations in future quarters. Consequently, operating results in any period should not be considered indicative of the results to be expected for any future period. There can be no assurance that the Company's recent levels of quarterly revenue and net income, as normalized for unusual or one-time items, will be sustained, or that the Company will maintain profitability in any future period. In addition, it is likely that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock would likely be materially adversely affected.

INCREASING COMPETITION AND POTENTIALLY DECLINING PRICES

    The markets for network data storage peripherals in general, and automated tape libraries and storage management software in particular are intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. Important competitive factors include price, performance, diversity of product line, reliability, delivery capabilities, customer support and service. As the Company offers a broad range of automated tape library, software and complementary products, it tends to have a large number of competitors that differ depending on the particular product format and performance level. Some competitors of the Company have significantly greater financial, technical, manufacturing, marketing and other resources than the Company. Potential and actual competitors include the suppliers of the data storage drives that the Company incorporates into its own products as well as major providers of computer hardware. Competitors may develop products and technologies that are less expensive or technologically superior to the Company's products. In addition, competitive products may be manufactured and marketed more successfully than the Company's products. Such developments could render the Company's products less competitive or obsolete, and could have a material adverse effect on the Company's business, financial condition and ability to market the Company's product as currently contemplated.

    The markets for the Company's products are characterized by significant price competition. During fiscal year 1998, the Company reduced prices on certain library and other products, and the Company anticipates that its products will face increasing price pressure in the future. This pressure could result in significant price erosion, reduced gross profit margins and loss of market share, which could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT CONCENTRATION

    The Company derived a significant majority of its revenue in fiscal 1998, 1997 and 1996 from the sale of its DLT tape-related products, including associated media, and the Company expects to continue to derive a substantial amount of revenue from these products for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of such products. There can be no assurance that the Company will successfully develop new products utilizing DLT technology or that such products will find market acceptance or meet customer expectations or that other technologies will not replace, in whole or in part, DLT technology. The Company's DLT products may be rendered obsolete by future technical advances by the Company's competitors or by certain of its suppliers, distributors or resellers. The failure of the Company to maintain and enhance the capabilities of its current DLT products or to introduce new products successfully into the market could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON CERTAIN SUPPLIERS

    The Company does not possess proprietary magnetic tape drive or other storage technology and, consequently, depends on a limited number of third-party manufacturers for the drives that are incorporated into its products. In some cases, these manufacturers are sole source providers of the drive technology and competitors of the Company in that they market their own tape library products. In particular, Quantum Corporation ("Quantum") is the sole supplier of DLT drives and the primary supplier of DLT media, both of which have previously been subject to allocation by Quantum. As a result, the Company's requirement for DLT drives and media may not be met.

    Additionally, in September 1998, Quantum acquired ATL Products, Inc. ("ATL"). ATL designs, manufactures, markets and services automated tape libraries which compete with certain of the Company's small and mid-range library products. In addition to the risk that these competitive products may be manufactured and marketed more successfully than the Company's products, especially with greater access to financial and other resources, there is an additional risk that ATL's ownership by Quantum may cause Quantum not to be able to meet the Company's demand for DLT drives and media, or may cause such drives and media to be provided at less competitive prices.

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

TECHNOLOGICAL CHANGES AND DEPENDENCE ON NEW PRODUCT DEVELOPMENT

    The market for the Company's products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. The introduction of new products embodying new or alternative technology and the emergence of new industry standards could render existing products obsolete or unmarketable. The Company's future success will depend on its ability to anticipate changes in technology, to gain access to such technology for incorporation into the Company's products and to develop new and enhanced products on a timely and cost-effective basis. In particular, the Company must be able to maintain compatibility of its products with significant future drive technologies and relies on producers of such drive technologies to achieve and sustain market acceptance of such technologies. Development schedules for high-technology products are subject to uncertainty, and there can be no assurance that the Company will be able to meet its product development schedules. If the Company is unable for technological or other reasons to develop products in a timely manner or if the products or product enhancements that it develops do not achieve market acceptance, the Company's business will be materially adversely affected. New products being developed may not be introduced on a timely basis, which may cause the Company's business to be materially adversely affected. Additionally, there can be no assurance that the Company will be able to continue to develop new products in response to product introduction by competitors, including automated tape libraries, storage management software and other sequential or random access mass storage devices that may be developed in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION

    The majority of the Company's end users purchase the Company's products from VARs. For the smaller and mid-range libraries, these VARs in turn, purchase the Company's products from large distributors such as Ingram Micro Incorporated ("Ingram Micro"), Tech Data Corporation ("Tech Data") and others. For the fiscal year ended October 31, 1998, Ingram Micro and Tech Data represented 22% and 15%, respectively, of the Company's net sales. The Company has no long-term orders with any of its significant customers or distributors, and sales are generally made pursuant to purchase orders. The Company's distributors carry competing product lines. There can be no assurance that distributors will continue to purchase the Company's products or be able to market them effectively. The Company allows distributors to return unsold products, generally within certain limitations. The reduction, delay or cancellation of orders or the return of a significant amount of products by one or more of its major distributors or customers, the loss of one or more of such distributors or customers, or any financial difficulties of such distributors or customers resulting in their inability to pay amounts owing to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company expects to realize significant growth from individual partnering and OEM sales agreements including those with Dell Computer, Siemens, Crossroads Systems, Network Integrity, Inc., Exabyte, Unisys and other companies. These relationships are vulnerable to changes in technology, competitive factors, management disruption, delivery disruptions, delayed product development and other events that may prevent such relationships from fulfilling their potential.

    Sales of the Company's large libraries, and the revenue associated with the on-site service of those libraries are somewhat concentrated in specific customers, including Raytheon Company, the former parent company of EMASS. There can be no assurance that these customers will continue to purchase the Company's products or that the change of ownership of EMASS will not negatively affect the customer relationship. The lack of future sales to these customers could have a material adverse effect on the successful integration of the former EMASS business and on the Company's business, financial condition and results of operations.

ACQUISITIONS

    During fiscal 1998, the Company acquired EMASS, now known as ADIC Denver, along with its subsidiary Grau and may consider additional acquisitions in the future. The acquisition of ADIC Denver entails a number of risks, including successful integration of its operations, technologies and products, retention of key customers and Team Members, and managing a larger and more diverse business, a portion of which is in markets where the Company has no or limited direct prior experience. In addition, acquisitions risk diverting management attention from normal daily operations of the business. Failure to successfully integrate this and other acquisitions the Company may make could materially adversely affect the Company's business, financial condition and results of operations.

ACQUIRED IN-PROCESS TECHNOLOGY

    In accordance with applicable accounting rules, the cost to acquire ADIC Denver and Grau was allocated to their respective assets and liabilities based on their fair value. The Company's analysis of fair value included a valuation of acquired in-process technology and other intangible assets. Valuation of these assets was performed by an independent third-party appraisal company. While the Company believes that the allocation of the purchase price to acquired in-process technology was correct and conservative, allocations by technology companies to acquired in-process technology in other purchase accounting applications have recently received increased scrutiny by the Securities and Exchange Commission. If the SEC questions the valuation, there can be no assurance that the Company's allocation of approximately $4.5 million will remain unchanged. A change in the valuation of acquired in-process technology may have a material adverse effect on the Company's results of operations.

SUSTAINING AND MANAGING GROWTH

    The Company has undergone rapid growth and there can be no assurance that such growth can be sustained or managed successfully. This growth has resulted in, and may possibly create in the future, additional capacity requirements, new and increased responsibilities for management personnel, and added pressures on the Company's operating and financial systems. There can be no assurance that the Company's facilities, personnel and operating and financial systems will be sufficient to manage and sustain its current or future growth. The Company's ability to manage any future growth effectively and accomplish its overall goals will depend on its ability to hire and retain qualified management, sales and technical personnel. If the Company is unable to manage growth effectively or hire and retain qualified personnel, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, to the extent expected revenue growth does not materialize, increases in the Company's selling and administrative costs that are based on anticipated revenue growth could negatively impact the Company's results of operations.

INTERNATIONAL OPERATIONS

    Net sales to customers outside the United States accounted for approximately 33% of net sales in fiscal 1998. The Company expects that international sales will continue to represent a significant portion of the Company's net sales. Sales to customers outside the United States are subject to a number of risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas. Furthermore, although the Company endeavors to meet standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards could have a material adverse effect on the Company's business, financial condition and results of operations. Currently, approximately one-half of the Company's international sales are denominated in U.S. dollars and fluctuations in the value of foreign currencies relative to the U.S. dollar could therefore make the Company's products less price competitive. The remaining portion of the Company's international sales are denominated in foreign currencies, primarily the German deutsche mark. A decrease in the value of a relevant foreign currency in relation to the U.S. dollar after establishing prices and before receipt of payment by the Company would have an adverse effect on the Company's results of operations. Further, the expenses of the Company's international subsidiaries, are denominated in their local currencies. The Company currently engages in only limited foreign currency hedging transactions, and is therefore exposed to some level of currency risk. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

CONVERSION TO SINGLE EUROPEAN CURRENCY

    On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, commonly known as the Euro. During the three years beginning January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French franc or the German deutsche mark, as well as the Euro. ADIC will need to ensure that its financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro. The Company is still assessing the impact that the introduction and use of the Euro will have on its internal systems. The Company does not presently expect the introduction and use of the Euro will materially affect the Company's business. However, if the Company encounters unexpected difficulties, the Company's business could be adversely affected.

DEPENDENCE ON KEY TEAM MEMBERS (EMPLOYEES)

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

PROPRIETARY TECHNOLOGY

    The Company's ability to compete effectively depends in part on its ability to develop and maintain proprietary aspects of its technology. The Company currently holds certain U.S. patents and has applications for additional patents pending. There can be no assurance, however, that any future patents will be granted or that any patents will be valid or provide meaningful protection for the Company's product innovations. The Company also relies on a combination of copyright, trademark, trade secret and other intellectual property laws to protect its proprietary rights. Such rights, however, may not preclude competitors from developing products that are substantially equivalent or superior to the Company's products. In addition, many aspects of the Company's products are not subject to intellectual property protection.

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

WARRANTY EXPOSURE

    The Company generally provides warranties on its products for varying lengths of time, but excludes tapes and the tape drives used in its products but manufactured by a third party. The Company passes on to the customer the manufacturer's warranty with respect to these tapes and tape drives. In the past, the Company has incurred higher warranty expenses relating to new products than it typically incurs with established products. The Company establishes allowances for the estimated liability associated with product warranties, but there can be no assurance that such allowances will be adequate or that the Company will not incur substantial warranty expenses in the future with respect to new or established products.

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

LIMITED TRADING HISTORY; POSSIBLE VOLATILITY OF STOCK PRICE

    The market price of the Common Stock has experienced fluctuations since it commenced trading in October 1996. There can be no assurance that the market price of the Common Stock will not fluctuate significantly in the future. Announcements concerning the Company or its competitors, quarterly variations in operating results, the introduction of new technology or products or changes in product pricing policies by the Company or its competitors, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the Common Stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

YEAR 2000

    The Company believes that purchasing patterns of customers and potential customers of the Company may be affected by Year 2000 compliance issues as organizations expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funding available to such entities for other information technology purchases, such as those products and services offered by the Company. Furthermore, customers and potential customers may defer information technology purchases generally until early in the next millennium to avoid Year 2000 compliance problems. Any such deferral of purchases by the Company's customers or potential customers could have a material adverse effect on the Company's business, operating results and financial condition. See additional Year 2000 risk factors in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company--Year 2000."

ITEM 2. FACILITIES

    The Company currently leases facilities in Redmond, Washington and Englewood, Colorado for 65,000 square feet and 86,000 square feet, respectively. The Redmond facility currently houses the primary executive offices of the Company; both facilities house marketing, sales, customer support, research and development, systems engineering, and manufacturing organizations. The Company owns a manufacturing facility in Bohmenkirch, Germany for the production of its large libraries. There are additional leased facilities throughout the United States for the Company's regional sales offices and customer service and support personnel. An additional leased facility in Redmond, Washington serves certain warehouse needs. Finally, the Company leases regional sales offices in Paris, France, Frankfurt, Germany and London, UK for the sales, marketing, and customer support organizations serving Europe, the Middle East, and Africa.

ITEM 3. LEGAL PROCEEDINGS

    The Company has no legal proceedings of a material nature underway.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the Company's fourth quarter.

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDERS MATTERS

    The Company's Common Stock commenced trading on the Nasdaq Stock National Market under the symbol ADIC on October 17, 1996. As of October 31, 1998, there were approximately 285 shareholders of record. The following table shows the high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market.

                                             HIGH         LOW
                                           ---------    --------
Fiscal Year 1998
1st Quarter.............................   $20 1/2      $13 9/16
2nd Quarter.............................   $19 15/16    $14
3rd Quarter.............................   $20 1/2      $ 8 3/4
4th Quarter.............................   $13 7/8      $ 6 1/8

Fiscal Year 1997
1st Quarter.............................   $23          $10
2nd Quarter.............................   $22 1/4      $12 1/8
3rd Quarter.............................   $19 1/4      $13 3/4
4th Quarter.............................   $22 3/4      $14 5/8

    It is not anticipated that cash dividends will be paid on shares of the Company's Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data of the Company are derived from the Company's historical financial statements and notes thereto. For the approximately three-year period from November 1, 1993 to October 15, 1996, the selected consolidated financial data relate to the operations of the Company as part of Interpoint Corporation. Subsequent to October 15, 1996, the selected financial data relates to the operation of the Company as an independent company. The information set forth below should be read in conjunction with the Company's financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                   AT OR FOR
                                                                                               FISCAL YEAR ENDED
                                                                                                  OCTOBER 31,
                                                                                  --------------------------------------------
                                                                                  1998(1)    1997     1996     1995    1994(2)
                                                                                  --------  -------  -------  -------  -------
                                                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales.......................................................................  $114,557  $93,204  $58,957  $31,716  $20,083
Gross profit....................................................................    33,168   27,648   17,070    9,609    6,588
Acquired in-process technology..................................................     4,492    --       --       --       --
Acquisition expenses............................................................     --       --       --       --         590
Income (loss) before provision (benefit) for income taxes.......................     4,729   12,663    5,288      215     (142)
Net income (loss)...............................................................     1,530    8,497    3,430      292      (42)
Basic net income per share(3)...................................................  $   0.16  $  0.94
Diluted net income per share(3).................................................  $   0.16  $  0.92
Basic pro forma net income per share(3)(4) (unaudited)..........................                     $  0.43  $  0.04
Diluted pro forma net income per share(3)(4) (unaudited)........................                     $  0.42  $  0.04

CONSOLIDATED BALANCE SHEETS:
Working capital.................................................................  $ 66,582  $53,358  $24,596  $ 7,249  $ 4,156
Total assets....................................................................   112,407   75,194   36,710   13,943    8,710
Long-term debt and loan from Interpoint, excluding current portion..............    18,368    --       --       5,434    2,358
Shareholders' equity............................................................    63,003   60,110   26,387    3,387    3,027

------------------------

(1) The Statement of Operations for fiscal year 1998 includes the results of EMASS, Inc. for the period from August 19, 1998, date of EMASS' acquisition, to October 31, 1998.

(2) In February 1994, the Company incurred $590,000 in acquisition-related expenses associated with its acquisition by Interpoint. Also, in June 1994, the Company acquired its wholly owned subsidiary, ADIC Europe, in a transaction accounted for as a purchase.

(3) Earnings per share and pro forma earnings per share data has been restated for fiscal years 1997, 1996 and 1995 to conform with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

(4) Unaudited pro forma net income per share for the fiscal year ended October 31, 1995 is calculated based on the number of shares of Interpoint Common Stock outstanding at June 30, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method, based on the number of ADIC stock options outstanding as a result of the distribution of shares of ADIC Common Stock to Interpoint shareholders (the "Distribution"). Unaudited pro forma net income per share for the fiscal year ended October 31, 1996 is based on the number of shares of ADIC common stock outstanding at October 31, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method, at the same date.

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

GENERAL

    Advanced Digital Information Corporation is a leading drive-independent manufacturer of innovative tape-based storage products and specialized storage management software that integrate into a wide range of rapidly evolving network computing environments. Our products are designed to help our customers organize, protect and retrieve electronic information. The Company designs, manufactures, sells and supports specialized data storage hardware and software products.

    In August 1998, the Company acquired EMASS, Inc. in a transaction accounted for as a purchase. The operating results of EMASS, now operated as ADIC Denver and ADIC/Grau have been included since the date of the acquisition.

FISCAL YEAR 1998 COMPARED TO 1997

    NET SALES. Net sales in fiscal year 1998 increased 23% to $114.6 million compared with net sales of $93.2 million in fiscal year 1997. The increase in net sales relates both to an increase in sales of small libraries and to the inclusion of EMASS sales in the fourth quarter of the year. The increase in small library sales is due in part to the Company's OEM sales under agreements entered into during the fiscal year. These OEM sales consisted primarily of the FastStor products introduced in the final quarter of fiscal 1997. The transition during the year of DLT tape drives, supplied by Quantum, from a condition of supply constraint to one of general availability resulted in a reduction in the Company's sales of standalone DLT tape drives and a reduction in sales to the Company's distributors and resellers as they reduced their inventories. In addition, the Company lowered prices on certain library and other products, further decreasing sales dollars. Sales to the Company's top two customers were 37% of net sales in fiscal 1998 compared to 47% in fiscal year 1997. International sales were $37.9 million in fiscal 1998, accounting for 33% of net sales in both fiscal years 1998 and 1997.

    GROSS PROFIT. Gross profit decreased to 29% in fiscal year 1998 from 30% in fiscal 1997. The decrease is the result of many factors including higher overhead associated with the new Redmond facility, increases in personnel to support the OEM business, and lower than anticipated product revenues, particularly in the third quarter. It is further decreased by the effect of certain product price reductions. These factors more than offset the benefit of the shift in product mix toward higher-margin libraries and away from lower-margin standalone products. The gross profit percentage in the fourth quarter benefited from the larger libraries and software sales of EMASS but also reflected a $513,000 charge to cost of goods sold as a result of purchase accounting adjustments to record EMASS acquired inventory at its fair market value. Gross profit margins are dependent on a number of factors, including customer and product mix, price competition and tape drive costs. There can be no assurance that the Company can improve upon or maintain it's current gross margin levels, given that tape drives purchased from third-party suppliers are a significant component of the Company's product costs.

    SELLING AND ADMINISTRATIVE EXPENSES. Sales and administrative expenses in fiscal 1998 were $20.8 million or 18% of sales, compared with $13.6 million or 15% of sales in fiscal year 1997. The increase is due in part to the inclusion of EMASS expenses from August 19 to October 31, 1998, but also to an increase in costs in the previous ADIC business. This increase related to increased sales personnel in the headquarters, regional and international sales offices, increased advertising and promotion costs and also increased costs associated with the new headquarters facility. In addition, the acquisition of EMASS caused the Company to have certain duplicative assets. These assets consequently were written off subsequent to the acquisition.

    ACQUIRED IN-PROCESS TECHNOLOGY. In connection with the purchase of EMASS, the existence of acquired in-process technology was determined and valued by an independent third-party appraisal. The value associated with this intangible asset, $4.5 million, was expensed immediately. This valuation is based upon estimates by the Company and actual results may change. If the estimate of the in-process technology were to decrease, the value assigned to property, plant and equipment and intangible and other assets acquired would increase. The Company expects to incur significant costs to develop the acquired in-process technology into commercially viable products. Such expenses subsequent to August 1998 are included in research and development expenses. See "Risk Factors--Acquired In-Process Technology."

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.5 million or 4% of net sales for the year ended October 31, 1998 compared to $2.9 million or 3% of net sales for fiscal 1997. The dollar and percentage increases are both related to EMASS which has significant expenditures associated with both hardware and software in-process technology. The Company expects that research and development expenses in fiscal 1999 will be significantly greater both in absolute dollars and as a percentage of net sales than previously recorded.

    OTHER INCOME (EXPENSE). Interest income of $1.0 million for fiscal 1998 was comparable to fiscal 1997 interest income of $1.1 million. Interest expense incurred in fiscal 1998 of $311,000 represented interest from August 19 to October 31, 1998 on a bank loan, the proceeds of which were used to finance the acquisition of EMASS. The gain on sale of marketable securities relates to investments in certain equity securities made and sold in fiscal 1998. Foreign currency gains or losses arise as a result of the operation of the Company's European subsidiaries, ADIC Europe and Grau, the functional currencies of which are the French franc and German deutsche mark, respectively. All monetary assets are translated into the functional currencies on the financial statements of ADIC Europe and Grau. ADIC Europe buys products from ADIC in U.S. dollars and resells a significant majority of such products in U.S. dollars. Grau both buys and sells products to EMASS in U.S. dollars. Grau's sales are primarily in deutsche marks, the sales of its subsidiaries in U.K. and France, which act as sales offices in those countries, are made primarily in British pound sterling and French francs, respectively. Certain of the U.S. dollar receivables and payables in these entities offset. To the extent that these monetary assets and liabilities do not fully offset each other and the U.S. dollar exchange rate changes with respect to these currencies, transaction gains or losses may result. For large sales denominated in other currencies, the Company attempts to implement appropriate hedging strategies.

    PROVISION FOR INCOME TAXES. The effective tax rate for fiscal year 1998 was 67%. The expense associated with the write-off of acquired in-process technology is not deductible for state or federal income tax purposes. Without this expense, the effective tax rate would be 34%. There are significant deferred tax assets associated with net operating loss carryforwards and other timing differences of EMASS and Grau. A valuation allowance has been established on these deferred tax assets because it is more likely than not that the deferred assets related to EMASS and Grau will not be realized. In the event that future earnings of these companies allows the Company to deduct these expenses for tax purposes and recognize these assets, the Company will reallocate the purchase price to reduce noncurrent intangible assets related to the acquisition.

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

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $2.9 million or 3% of net sales for the year ended October 31, 1997 compared to $1.5 million or 3% of net sales for fiscal 1996. Actual dollar spending during fiscal 1997 was higher than fiscal 1996 due to increases in development expenses for the FastStor products released in the final quarter of fiscal 1997 as well as the Scalar 218 series, and additions to research and engineering staff.

    OTHER INCOME (EXPENSE). Other income for the year ended October 31, 1997 was $1.5 million compared to expense of $395,000 for fiscal 1996. As a result of the proceeds from issuance of common stock received in March 1997 as well as Interpoint's forgiveness of all intercompany loans to ADIC and contribution of cash to ADIC in October 1996, the Company realized $1.1 million of interest income in the fiscal year ended October 31, 1997, rather than $508,000 of interest expense incurred in fiscal 1996. Net foreign currency translation gains increased approximately $271,000 between the comparison periods.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents totaled $28.2 million at October 31, 1998 and represented 25% of total assets. Its working capital, the difference between current assets and current liabilities is $66.6 million, with a ratio of current assets to current liabilities of over 3:1. The Company's operating activities generated $4.4 million of cash in fiscal 1998 compared to $2.7 million generated in fiscal 1997 and net usage of cash from operating activities of $3.5 million in fiscal 1996. In each of the three years, operating cash was used primarily to fund increases in accounts receivable and inventories and was offset by net income, depreciation and other reserves and accounts payable. Additionally, in fiscal 1998, net income was reduced by the write-off of acquired in-process technology, a non-cash item.

    The Company's investing activities used cash of $28.7 million in fiscal 1998, primarily associated with the acquisition of EMASS in August 1998. In connection with this acquisition, the Company acquired assets with a fair value of $38.9 million, and assumed $13.9 million of liabilities. Included with EMASS' assets was $1.6 million in cash. Additionally, the Company invested in property, plant and equipment, primarily associated with the new headquarters facility and various technology additions and upgrades and also invested in certain marketable equity securities, some of which were sold later in the year. In August 1998, the Company received proceeds from long-term borrowings of $20.0 million.

    In August 1997, the Company used $4.0 million to acquire a minority equity position in Crossroads Holding Corp. the parent company of Crossroads Systems, Inc. a provider of Fibre Channel interconnection products. In March 1997, the Company completed a public offering of stock which provided cash of $23.7 million. In fiscal 1996 the Company financed its growth through loans from Interpoint, and the net increases in the amount of such loans was $4.2 million. Prior to Interpoint's distribution of Company stock, Interpoint made a contribution to the working capital of the Company through the cancellation of all $9.6 million of Company indebtedness to Interpoint. Interpoint also contributed an additional $10.0 million in cash to the working capital of the Company.

    At October 31, 1998, ADIC had a $10.0 million bank line of credit that expires in February 2001, all of which was available. Any borrowings under this line of credit would bear interest at the bank's reference (prime) rate or adjusted LIBOR rate. The Company had no material or unusual commitments as of October 31, 1998 other than annual rental commitments.

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

YEAR 2000

    The Company is aware of the issues associated with the programming code in existing computer systems and the inability of many of these products to distinguish between twentieth-century dates and twenty-first century dates to determine the applicable year. This error could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is actively assessing the impact of the upcoming change on its business, financial condition and results of operations.

    Based on the Company's assessment to date, the Company believes the current versions of its software and hardware products and services are Year 2000 compliant. New products are being designed to be Year 2000 compliant. While most of the Company's internally manufactured library products have no date functionality built into them, this is not true for certain software and large library products. Year 2000 compliant updates are available for most of these products, those that are currently unavailable are scheduled for release early in 1999. The Company is reviewing hardware used in connection with its products for those customers with current service maintenance contracts. Plans exist to replace certain systems that can not be made compliant and upgrade those that can. There can be no assurance, however, that all existing Company products will contain all necessary date codes. Further, use of the Company's products in connection with other products which are not Year 2000 compliant, including non-compliant hardware, software and firmware may result in the inaccurate exchange of dates and result in performance problems or system failure. Any failure of the Company's products to perform could result in claims against the Company. The cost of defending any such claim which may arise, as well as any liability of the

Company for Year 2000 related damages could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company's business depends on numerous systems that could potentially be impacted by Year 2000 related problems. The Company is assessing the possible effects on the Company's operations of the Year 2000 readiness of its enterprise resource planning computer systems and other internal systems. The Company believes that the enterprise resource planning computer systems at its various manufacturing sites are either Year 2000 compliant currently or can be modified to ensure compliance. Other internal systems are currently being assessed, and based on such assessment the Company will modify or replace such systems. The Company expects the assessments and tests of these systems to be completed in mid-1999.

    The Company's reliance on key suppliers, and therefore on the proper function of their information systems and software, means that their failure to address Year 2000 issues could have a material impact on the Company's operations and financial results. The Company has asked key suppliers to provide information regarding their readiness for Year 2000 related issues. The Company is reviewing the responses and will determine what further actions are required to mitigate vulnerability to problems with suppliers and other third parties' systems.

    The Company expects to incur primarily internal staff cost and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for Year 2000. To date there have been no material direct out-of-pocket costs. Although the total cost of these Year 2000 compliance activities is not yet determined, it is not anticipated to be material to the Company's business, results of operations and financial condition. The Company has not completed a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of the Company to address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition and results of operations.

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                            -----
Report of Independent Accountants......................................................          26

Consolidated Balance Sheets at October 31, 1998 and October 31, 1997...................          27

Consolidated Statements of Income for each of the three years in the period ended
  October 31, 1998.....................................................................          28

Consolidated Statements of Changes in Shareholders' Equity for each of the three years
  in the period ended October 31, 1998.................................................          29

Consolidated Statements of Cash Flows for each of the three years in the period ended
  October 31, 1998.....................................................................          30

Notes to Consolidated Financial Statements.............................................          32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of
Advanced Digital Information Corporation

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Advanced Digital Information Corporation and its subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Seattle, Washington
December 8, 1998

                    ADVANCED DIGITAL INFORMATION CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                            OCTOBER 31,
                                                                                   ------------------------------
                                                                                        1998            1997
                                                                                   --------------  --------------
                                                     ASSETS

Current assets:
  Cash and cash equivalents......................................................  $   28,225,892  $   32,806,822
  Accounts receivable, net of allowances of $476,000 in 1998 and $324,000 in
    1997.........................................................................      31,797,375      18,078,302
  Inventories, net...............................................................      32,293,526      16,074,787
  Marketable equity securities...................................................       2,135,449        --
  Prepaid expenses and other.....................................................       1,500,145         714,979
  Deferred income taxes..........................................................       1,339,879         767,688
                                                                                   --------------  --------------
    Total current assets.........................................................      97,292,266      68,442,578
Property, plant and equipment, net...............................................       7,351,305       2,509,267
Deferred income taxes............................................................          62,681          89,414
Investment in Crossroads Holding Corp............................................       4,000,000       4,000,000
Intangible and other assets......................................................       3,700,374         152,634
                                                                                   --------------  --------------
                                                                                   $  112,406,626  $   75,193,893
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................................  $   16,986,445  $   11,237,131
  Accrued liabilities............................................................       7,901,981       2,594,831
  Income taxes payable...........................................................         397,539       1,252,324
  Deferred revenue...............................................................       2,252,106        --
  Current portion of long-term debt..............................................       3,172,328        --
                                                                                   --------------  --------------
    Total current liabilities....................................................      30,710,399      15,084,286
Long-term debt...................................................................      18,368,092        --
Other long-term liabilities......................................................         300,000        --
Minority interest................................................................          24,744        --
Commitments (Note 15)............................................................        --              --
Shareholders' equity:
  Preferred stock, no par value; 2,000,000 shares authorized; none issued and
    outstanding..................................................................        --              --
  Common stock, no par value; 40,000,000 shares authorized, 9,766,161 issued and
    outstanding at October 31, 1998 (9,699,824 in 1997)..........................      46,231,387      45,808,291
  Retained earnings..............................................................      16,009,334      14,479,104
  Cumulative translation adjustment..............................................         762,670        (177,788)
                                                                                   --------------  --------------
    Total shareholders' equity...................................................      63,003,391      60,109,607
                                                                                   --------------  --------------
                                                                                   $  112,406,626  $   75,193,893
                                                                                   --------------  --------------
                                                                                   --------------  --------------

     See the accompanying notes to these consolidated financial statements

                    ADVANCED DIGITAL INFORMATION CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               YEARS ENDED OCTOBER 31,
                                                                     --------------------------------------------
                                                                          1998           1997           1996
                                                                     --------------  -------------  -------------
Net sales..........................................................  $  114,556,941  $  93,203,531  $  58,956,993
Cost of sales......................................................      81,388,832     65,555,559     41,886,619
                                                                     --------------  -------------  -------------
  Gross profit.....................................................      33,168,109     27,647,972     17,070,374
                                                                     --------------  -------------  -------------
Operating expenses:
  Selling and administrative.......................................      20,792,883     13,556,059      9,846,324
  Acquired in-process technology...................................       4,492,056       --             --
  Research and development.........................................       4,483,145      2,909,460      1,541,647
                                                                     --------------  -------------  -------------
                                                                         29,768,084     16,465,519     11,387,971
                                                                     --------------  -------------  -------------
Operating profit...................................................       3,400,025     11,182,453      5,682,403
                                                                     --------------  -------------  -------------
Other income (expense):
  Interest income..................................................       1,027,934      1,095,991         19,459
  Interest expense.................................................        (311,054)      --             (527,951)
  Gain on sale of marketable equity securities.....................         247,814       --             --
  Foreign currency transaction gains, net..........................         364,020        384,972        113,821
                                                                     --------------  -------------  -------------
                                                                          1,328,714      1,480,963       (394,671)
                                                                     --------------  -------------  -------------
Income before provision for income taxes...........................       4,728,739     12,663,416      5,287,732
                                                                     --------------  -------------  -------------
Provision (benefit) for income taxes:
  Current..........................................................       3,719,222      4,538,494      1,981,631
  Deferred.........................................................        (545,457)      (372,276)      (124,098)
                                                                     --------------  -------------  -------------
                                                                          3,173,765      4,166,218      1,857,533
                                                                     --------------  -------------  -------------
Minority interest..................................................          24,744       --             --
                                                                     --------------  -------------  -------------
Net income.........................................................  $    1,530,230  $   8,497,198  $   3,430,199
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Basic net income per share.........................................  $         0.16  $        0.94
                                                                     --------------  -------------
                                                                     --------------  -------------
Diluted net income per share.......................................  $         0.16  $        0.92
                                                                     --------------  -------------
                                                                     --------------  -------------
Pro forma basic net income per share (unaudited)...................                                 $        0.43
                                                                                                    -------------
                                                                                                    -------------
Pro forma diluted net income per share (unaudited).................                                 $        0.42
                                                                                                    -------------
                                                                                                    -------------

     See the accompanying notes to these consolidated financial statements

                    ADVANCED DIGITAL INFORMATION CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED OCTOBER 31, 1998, 1997, AND 1996

                                                  COMMON STOCK                        CUMULATIVE
                                            -------------------------    RETAINED     TRANSLATION
                                              SHARES       AMOUNT        EARNINGS     ADJUSTMENT       TOTAL
                                            ----------  -------------  -------------  -----------  -------------
Balance at October 31, 1995...............       1,000  $     701,752  $   2,551,707  $   133,319  $   3,386,778
Stock dividend to Interpoint..............   8,000,992
Contribution of capital from Interpoint...                 19,628,054                                 19,628,054
Net income................................                                 3,430,199                   3,430,199
Foreign currency translation adjustment...                                                (57,929)       (57,929)
                                            ----------  -------------  -------------  -----------  -------------
Balance at October 31, 1996...............   8,001,992     20,329,806      5,981,906       75,390     26,387,102
Shares issued, net of costs...............   1,500,000     23,708,784                                 23,708,784
Contribution of capital...................                    266,503                                    266,503
Exercise of stock options, including tax
  benefit of $1,064,197...................     197,832      1,503,198                                  1,503,198
Net income................................                                 8,497,198                   8,497,198
Foreign currency translation adjustment...                                               (253,178)      (253,178)
                                            ----------  -------------  -------------  -----------  -------------
Balance at October 31, 1997...............   9,699,824     45,808,291     14,479,104     (177,788)    60,109,607
Shares repurchased........................     (29,500)      (200,258)                                  (200,258)
Purchases under Stock Purchase Plan.......      22,499        142,236                                    142,236
Exercise of stock options, including tax
  benefit of $317,472.....................      73,338        481,118                                    481,118
Net income................................                                 1,530,230                   1,530,230
Foreign currency translation adjustment...                                                940,458        940,458
                                            ----------  -------------  -------------  -----------  -------------
Balance at October 31, 1998...............   9,766,161  $  46,231,387  $  16,009,334  $   762,670  $  63,003,391
                                            ----------  -------------  -------------  -----------  -------------
                                            ----------  -------------  -------------  -----------  -------------

     See the accompanying notes to these consolidated financial statements

                    ADVANCED DIGITAL INFORMATION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED OCTOBER 31,
                                                                             ----------------------------------
                                                                                1998        1997        1996
                                                                             ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................  $1,530,230  $8,497,198  $3,430,199
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization..........................................   1,614,373     847,234     607,479
    Allowance for doubtful accounts receivable.............................     151,909     136,678     133,608
    Allowance for inventory obsolescence...................................   1,014,051     271,597     587,334
    Acquired in-process technology.........................................   4,492,056      --          --
    Gain on sale of marketable equity securities...........................    (247,814)     --          --
    Deferred income taxes..................................................       1,229    (372,276)   (124,098)
    Assets retired.........................................................      89,177      --          --
  Change in assets and liabilities, net of effects from purchase of EMASS,
    Inc.:
    Accounts receivable....................................................  (3,202,489) (5,561,698) (7,133,048)
    Inventories............................................................  (1,974,716) (5,550,102) (6,190,465)
    Prepaid expenses and other.............................................     225,322    (443,687)    (60,355)
    Other assets...........................................................     (71,123)     39,424      24,221
    Accounts payable.......................................................   2,710,791   2,824,342   4,544,059
    Accrued liabilities....................................................  (1,679,326)  1,052,028     649,061
    Income taxes payable...................................................    (489,382)  1,006,809      49,692
    Deferred revenue.......................................................     194,755      --          --
                                                                             ----------  ----------  ----------
Net cash provided by (used in) operating activities........................   4,359,043   2,747,547  (3,482,313)
                                                                             ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment................................  (3,362,582) (1,831,493)   (910,718)
  Investment in marketable equity securities...............................  (3,003,908)     --          --
  Proceeds from sale of marketable equity securities.......................   1,116,273      --          --
  Acquisition of EMASS, Inc., net of cash acquired.........................  (23,472,834)     --         --
  Investment in Crossroads Holding Corp....................................      --      (4,000,000)     --
                                                                             ----------  ----------  ----------
Net cash used in investing activities......................................  (28,723,051) (5,831,493)   (910,718)
                                                                             ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings.......................................  20,000,000      --          --
  Repayment of long-term debt..............................................    (544,858)     --          --
  Proceeds from issuance of common stock, net..............................      --      23,708,784
  Repurchase of common stock...............................................    (200,258)     --          --
  Capital contribution from Interpoint, net of loans forgiven..............      --         266,503  10,000,000
  Proceeds from issuance of common stock for stock options and stock
    purchase plan..........................................................     305,882   1,503,198      --
  Net increase in loans from Interpoint....................................      --          --       4,218,366
                                                                             ----------  ----------  ----------
Net cash provided by financing activities..................................  19,560,766  25,478,485  14,218,366
                                                                             ----------  ----------  ----------
Effect of exchange rate changes on cash....................................     222,312     (24,500)    (12,390)
                                                                             ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents.......................  (4,580,930) 22,370,039   9,812,945
Cash and cash equivalents at beginning of period...........................  32,806,822  10,436,783     623,838
                                                                             ----------  ----------  ----------
Cash and cash equivalents at end of period.................................  $28,225,892 $32,806,822 $10,436,783
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
                               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest.................................................................  $  195,720  $   --      $  508,492
  Income taxes.............................................................  $3,722,491  $2,467,469  $  404,668

     See the accompanying notes to these consolidated financial statements

                    ADVANCED DIGITAL INFORMATION CORPORATION

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    Loans from Interpoint Corporation, in the amount of $9,628,054, were forgiven just prior to the distribution at October 16, 1996 (Note 18).

    The Company purchased all of the outstanding stock of EMASS, Inc. in August 1998 (Note 2). In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired..................................  $38,908,639
Cash paid......................................................  25,056,549
                                                                 ----------
Liabilities assumed............................................  $13,852,090
                                                                 ----------
                                                                 ----------

     See the accompanying notes to these consolidated financial statements

                    ADVANCED DIGITAL INFORMATION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The financial statements consolidate the accounts of Advanced Digital Information Corporation, its wholly owned subsidiaries EMASS, Inc. ("EMASS") and ADIC Europe SARL ("ADE") and EMASS' 80% owned subsidiary ADIC/GRAU Storage Systems GmbH & Co. KG ("Grau"). The companies are collectively hereinafter referred to as "ADIC" or the "Company". All intercompany transactions have been eliminated.

    NATURE OF OPERATIONS

    ADIC designs, manufactures, markets and services automated high performance data storage products used to backup and archive electronic data in client/server network computing environments. The Company's storage management software is an integrated family of software products. The Company sells its products on an international basis to resellers, original equipment manufacturers ("OEMs") and end users.

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

    Estimates that are particularly susceptible to significant change in the near term are the adequacy of the allowances for sales returns, inventory obsolescence, and allocation of purchase price and estimated valuation of purchased, developed and in-process technology.

    REVENUE RECOGNITION

    The Company records revenue from sales of small libraries and software products when products are shipped to customers. Revenue from large library product sales is recognized upon customer acceptance. Revenue from sales of services is recognized when services are performed and billable, except for extended service agreements. Revenue under extended service agreements is deferred and recognized ratably over the life of the service agreement.

    Certain distributors of small libraries have the right, on a quarterly basis, to return products according to a stock rotation policy. Typically, the value of the products returned can not exceed 15% of the previous quarter's purchases, the returns must be accompanied by offsetting orders of commensurate value, and the products returned must be new and in sealed cartons. The Company accrues a provision for the estimated sales returns, allowances and discounts in the period the products are shipped to customers.

    WARRANTY EXPENSE

    For standard Company products, parts and labor are covered under warranty for periods between three months and three years. With respect to drives and tapes used in the Company's products but manufactured by a third party, the Company passes on to the customer the warranty on such drives and tapes provided by the manufacturer. A provision for costs related to warranty expense is recorded when revenue is recognized.

                    ADVANCED DIGITAL INFORMATION CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING EXPENSE

    The Company accrues for co-operative advertising as the related revenue is earned, and other advertising expense is recorded as incurred.

    RESEARCH AND DEVELOPMENT COSTS

    Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of the Company's long-term debt approximates fair value as the debt bears interest that adjusts based upon market interest rates.

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

    The Company sells a significant portion of its products through third-party resellers and, as a result, experiences individually significant annual sales volumes with major distributors. Approximately $25,566,000 (22%) and $16,945,000 (15%) of the Company's fiscal 1998 revenues were from one customer and a second customer, respectively. The same two customers accounted for fiscal 1997 and 1996 revenues of $25,707,000 (28%) and $18,101,000 (19%), and $13,315,000 (23%)
and $12,610,000 (21%), respectively. These two customers represented 20% and 58% of the accounts receivable balance at October 31, 1998 and 1997, respectively.

    CASH AND CASH EQUIVALENTS

    Cash equivalents consist of investments in commercial paper and marketable debt securities which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company's cash and cash equivalents balance consists of the following:

                                                                  OCTOBER 31,    OCTOBER 31,
                                                                     1998           1997
                                                                 -------------  -------------
Cash...........................................................  $  18,998,750  $   8,091,286
Commercial paper...............................................      7,973,553      4,457,558
Marketable debt securities.....................................      1,253,589     20,257,978
                                                                 -------------  -------------
                                                                 $  28,225,892  $  32,806,822
                                                                 -------------  -------------
                                                                 -------------  -------------

                    ADVANCED DIGITAL INFORMATION CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is recorded at cost, except for property, plant and equipment of EMASS and Grau which have been reduced for certain negative goodwill associated with the acquisition of EMASS by ADIC. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: machinery and equipment and office equipment, 3 to 10 years; leasehold improvements, the life of the lease. Expenditures for maintenance and repairs are charged to income as incurred.

    INTANGIBLE ASSETS

    Intangible assets resulting from the acquisition of EMASS include acquired developed technology and assembled workforce which were recorded at their fair value less a pro rata reduction for negative goodwill as of the date of the acquisition. These assets are amortized over the periods estimated to be benefited, five years and three years, respectively.

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

    Through October 15, 1996, ADIC's operations have been included in consolidated income tax returns filed by Interpoint. Income taxes in the accompanying financial statements for the associated period has been computed assuming the Company filed separate income tax returns worldwide.

    Deferred taxes result from the difference between the tax basis and fair value of EMASS assets, the use of accelerated depreciation for tax purposes and from the timing of tax deductions for allowances and accrued expenses.

    FOREIGN CURRENCY TRANSLATIONS

    The financial statements of ADE and Grau have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." Under the provisions of this Statement, all assets and liabilities in the balance sheets of ADE and Grau, whose functional currency is the French franc and German deutsche mark, respectively, are translated at year-end exchange rates, and translation gains and losses are accumulated in a separate component of shareholders' equity.

    FOREIGN CURRENCY TRANSACTIONS AND FORWARD CONTRACTS

    Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the

                    ADVANCED DIGITAL INFORMATION CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) period in which exchange rates change. The effect of exchange rate fluctuations on the results of operations is minimized by the offsetting nature of ADE and Grau foreign currency transactions. In addition, the Company may enter into foreign currency forward contracts to hedge transactions which are not otherwise offset. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method, and are typically three months or less in length. There were no outstanding contracts at October 31, 1998 or 1997.

    STOCK-BASED COMPENSATION

    Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

    EARNINGS PER SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") in the first quarter of fiscal 1998. Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method.

    Given the Company's structure as a wholly owned subsidiary of Interpoint prior to October 16, 1996, historical earnings per share amounts are not presented in the consolidated financial statements for the fiscal year ended October 31, 1996 as it is not considered to be meaningful.

    UNAUDITED PRO FORMA EARNINGS PER SHARE

    In connection with the spin-off of ADIC by Interpoint as described in Note 18, Interpoint shareholders received one share of ADIC common stock for each share of Interpoint stock held. Additionally, Interpoint stock options held by ADIC Team Members and Directors were converted in part to cash and in part to ADIC stock options. Unaudited pro forma net income per share for the fiscal year ended October 31, 1996 is based on the number of shares of ADIC stock outstanding at October 31, 1996, plus the incremental shares outstanding, as calculated under the treasury stock method at the same date.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130, which is effective for all periods beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statements. The Company expects that adoption in fiscal year 1999 will have no material impact on the Company's reported financial results.

    In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131, which is effective for fiscal years beginning after December 15, 1997, establishes new disclosure requirements for operating

                    ADVANCED DIGITAL INFORMATION CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) segments, including products, services, geographic area, and major customers. The Company will adopt FAS 131 for its 1999 fiscal year, but does not expect the new accounting standard to have a material effect on the Company's reported financial results.

    In June 1998, Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt FAS 133 for its 2000 fiscal year, but expects that adoption will have no material impact on its financial statements.

2. ACQUISITION OF EMASS, INC.

    In July 1998, ADIC entered into a Stock Purchase Agreement ("Agreement") with Raytheon E-Systems, Inc. ("RES") to purchase all of the outstanding stock of EMASS, Inc. ("EMASS") a wholly-owned subsidiary of RES (the "Acquisition"). EMASS is a provider of large-scale libraries and open systems storage software. The Acquisition was accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") and, accordingly, the operating results of EMASS have been included in the consolidated operating results since the date of Acquisition, August 19, 1998. Pursuant to the terms of the Agreement, ADIC made a cash payment of $24,766,000 to RES and assumed approximately $2,000,000 in mortgage indebtedness. The Acquisition was funded through a combination of cash and debt.

    A summary of assets acquired and liabilities assumed at the date of the Acquisition, as determined in accordance with APB 16, is presented in the table below. The acquired in-process technology has not yet reached technological feasibility and has no alternative future use. The fair value of the net assets exceeded the purchase price, consequently, no goodwill has been recorded and the excess has been allocated to reduce proportionately the initial values assigned to noncurrent assets.

Cash................................................................  $  1,583,715
Accounts receivable.................................................    10,493,341
Inventories.........................................................    14,632,283
Prepaid expenses and other..........................................     1,522,661
Property, plant and equipment.......................................     2,517,408
Acquired in-process technology......................................     4,492,056
Intangible and other assets.........................................     3,667,175
Accounts payable and other current liabilities......................   (11,913,016)
Long-term debt......................................................    (1,639,074)
Other long-term liabilities.........................................      (300,000)
Minority interest of 80% owned subsidiary...........................       --
                                                                      ------------
  Net assets acquired...............................................  $ 25,056,549
                                                                      ------------
                                                                      ------------

    The valuation of the acquired in-process technology is based upon estimates by the Company and a valuation by a third-party appraiser. Given that the valuation of the acquired in-process technology is an estimate, actual results may change. If the estimate of the in-process technology were to decrease, the value assigned to property, plant and equipment and intangible and other assets acquired would increase.

                    ADVANCED DIGITAL INFORMATION CORPORATION

2. ACQUISITION OF EMASS, INC. (CONTINUED)
    The following summary (unaudited), prepared on a pro forma basis, combines the consolidated results of operations for the years ended October 31, 1998 and 1997 as if EMASS had been acquired at November 1, 1997 and 1996, respectively.

                                                                  YEARS ENDED OCTOBER 31,
                                                               ------------------------------
                                                                    1998            1997
                                                               --------------  --------------
Net sales....................................................  $  167,667,000  $  157,675,000
Net loss.....................................................  $   (3,055,000) $   (1,614,000)
Basic net loss per share.....................................  $        (0.31) $        (0.18)
Diluted net loss per share...................................  $        (0.31) $        (0.18)

    The pro forma results are not necessarily indicative of what actually would have occurred if the Acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from consolidated operations.

3. MARKETABLE EQUITY SECURITIES

    In January 1998, the Company began investing in certain equity securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") these investments are classified as available-for-sale. Under FAS 115, unrealized holding gains and losses are reflected as a net amount in a separate component of shareholder's equity until realized. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis. There is no significant difference between the cost basis and fair value of these securities at October 31, 1998. During April 1998, the company sold certain of these securities and realized a gain of approximately $248,000.

4. INVENTORIES

    Inventories are comprised of the following:

                                                                  OCTOBER 31,    OCTOBER 31,
                                                                     1998           1997
                                                                 -------------  -------------
Finished goods.................................................  $  13,104,058  $   8,231,656
Work-in-process................................................      3,382,683      1,416,067
Raw materials..................................................     17,951,520      7,557,748
                                                                 -------------  -------------
                                                                    34,438,261     17,205,471
Allowance for inventory obsolescence...........................     (2,144,735)    (1,130,684)
                                                                 -------------  -------------
                                                                 $  32,293,526  $  16,074,787
                                                                 -------------  -------------
                                                                 -------------  -------------

                    ADVANCED DIGITAL INFORMATION CORPORATION

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                  OCTOBER 31,    OCTOBER 31,
                                                                     1998           1997
                                                                 -------------  -------------
Land and building..............................................  $   1,490,023
Machinery and equipment........................................      6,923,443  $   4,366,343
Office equipment...............................................      3,315,244        417,116
Leasehold improvements.........................................        618,592        415,493
                                                                 -------------  -------------
                                                                    12,347,302      5,198,952
Accumulated depreciation and amortization......................     (4,995,997)    (2,689,685)
                                                                 -------------  -------------
                                                                 $   7,351,305  $   2,509,267
                                                                 -------------  -------------
                                                                 -------------  -------------

6. INTANGIBLE ASSETS

    Intangible assets consists of the following:

                                                                                  OCTOBER 31,
                                                                                     1998
                                                                                 -------------
Developed technology...........................................................  $   3,016,088
Assembled workforce............................................................        627,272
                                                                                 -------------
                                                                                     3,643,360
Accumulated amortization.......................................................       (169,231)
                                                                                 -------------
                                                                                 $   3,474,129
                                                                                 -------------
                                                                                 -------------

7. INVESTMENT IN CROSSROADS HOLDING CORP.

    In August 1997, the Company purchased an approximately 15% interest in Crossroads Holding Corp. for an aggregate purchase price of $4,000,000. This investment is accounted for under the cost method. Crossroads Systems, Inc. ("Crossroads"), a wholly owned subsidiary of Crossroads Holding Corp., develops products that provide interconnectivity between various network protocols and Fibre Channel networks. Under an OEM agreement with Crossroads, also entered into in August 1997, the Company markets interconnectivity products developed by Crossroads under the ADIC brand name and serves as a master distributor for Crossroads products.

                    ADVANCED DIGITAL INFORMATION CORPORATION

8. ACCRUED LIABILITIES

    Accrued liabilities are comprised of the following:

                                                                    OCTOBER 31,   OCTOBER 31,
                                                                        1998          1997
                                                                    ------------  ------------
Accrued payroll and related liabilities...........................  $  4,548,151  $  1,646,813
Allowance for warranty returns....................................       762,669       375,497
Taxes, other than income..........................................       329,303       254,564
Interest..........................................................       115,334       --
Other.............................................................     2,146,524       317,957
                                                                    ------------  ------------
                                                                    $  7,901,981  $  2,594,831
                                                                    ------------  ------------
                                                                    ------------  ------------

9. CREDIT AGREEMENT AND LONG-TERM DEBT

    CREDIT AGREEMENT

    ADIC has a $10 million unsecured line of credit with a bank expiring February 28, 2001. All of this line was available at October 31, 1998. Borrowings against the line of credit will bear interest at the bank's prime rate or adjusted LIBOR rate.

    LONG-TERM DEBT

    Long-term debt consists of the following at October 31, 1998:

Unsecured note payable to a bank in monthly installments of
  $235,000 through August 2003 plus interest at the bank's
  prime rate or adjusted LIBOR rate, 6.758% at October 31,
  1998.........................................................  $19,529,412
Local borrowings comprised of various notes payable by Grau and collateralized by the Grau manufacturing facility in Germany with interest rates ranging from 4.05% to 6.70% at October
  31, 1998.....................................................   2,011,008
                                                                 ----------
                                                                 $21,540,420
                                                                 ----------
                                                                 ----------

    As of October 31, 1998, the maturities of long-term debt were as follows:

YEAR ENDED OCTOBER 31,                                                              AMOUNT
-------------------------------------------------------------------------------  -------------
1999...........................................................................  $   3,172,328
2000...........................................................................      3,192,791
2001...........................................................................      3,206,439
2002...........................................................................      3,097,995
2003...........................................................................      8,358,239
Thereafter.....................................................................        512,628
                                                                                 -------------
                                                                                    21,540,420
Less: current maturities.......................................................     (3,172,328)
                                                                                 -------------
                                                                                 $  18,368,092
                                                                                 -------------
                                                                                 -------------

                    ADVANCED DIGITAL INFORMATION CORPORATION

10. FEDERAL INCOME TAXES

    Income before provision for income taxes was taxed under the following jurisdictions:

                                                              YEARS ENDED OCTOBER 31,
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Current income tax:
  U.S. Federal......................................  $  2,640,109  $  3,692,339  $  1,881,631
  Foreign...........................................     1,069,113       832,155       --
  State and local...................................        10,000        14,000       100,000
                                                      ------------  ------------  ------------
  Total current.....................................     3,719,222     4,538,494     1,981,631
                                                      ------------  ------------  ------------
Deferred income tax:
  U.S. Federal......................................      (545,457)     (372,276)     (267,260)
  Foreign...........................................       --            --            143,162
                                                      ------------  ------------  ------------
  Total deferred....................................      (545,457)     (372,276)     (124,098)
                                                      ------------  ------------  ------------
Total provision for income taxes....................  $  3,173,765  $  4,166,218  $  1,857,533
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    The provision for federal income tax differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:

                                                              YEARS ENDED OCTOBER 31,
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Federal income tax at statutory rate of 34%.........  $  1,607,771  $  4,305,561  $  1,797,829
Change in valuation allowance.......................        68,000       --            --
Acquired in-process technology......................     1,527,299       --            --
Tax exempt interest income..........................      (123,323)     (130,827)      --
Tax credits.........................................       (68,046)     (127,604)       (1,000)
Activity of foreign subsidiaries....................        61,050       126,686       (35,344)
State income taxes..................................        10,000        14,000       100,000
Other...............................................        91,014       (21,598)       (3,952)
                                                      ------------  ------------  ------------
                                                      $  3,173,765  $  4,166,218  $  1,857,533
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

                    ADVANCED DIGITAL INFORMATION CORPORATION

10. FEDERAL INCOME TAXES (CONTINUED)
    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 1998 and 1997 are:

                                                                     OCTOBER 31,   OCTOBER 31,
                                                                        1998          1997
                                                                    -------------  -----------
Deferred tax assets:
  Inventories.....................................................  $   3,554,271   $ 399,509
  Team member compensated absences................................         24,763      25,845
  Allowance for warranty returns..................................        134,467      85,193
  Allowances for bad debt and sales returns.......................        654,049     202,303
  Plant and equipment.............................................      1,305,481      89,414
  Net operating loss carryforwards................................        969,000      --
  Other...........................................................        238,809      54,838
                                                                    -------------  -----------
    Deferred tax assets...........................................      6,880,840     857,102
Deferred tax liability--intangible and other assets...............       (693,260)     --
Net valuation allowance...........................................     (4,785,020)     --
                                                                    -------------  -----------
    Net deferred tax assets.......................................  $   1,402,560   $ 857,102
                                                                    -------------  -----------
                                                                    -------------  -----------

    The net valuation allowance relates to certain timing differences and net operating loss carryforwards for EMASS and Grau and was recorded at the date of acquisition of EMASS. Tax benefits associated with any portion of this allowance that is subsequently relieved will be allocated to further reduce noncurrent intangible and other assets of EMASS.

    Deferred U.S. income taxes are not provided for the earnings of the Company's foreign subsidiaries because the Company expects those earnings will be permanently reinvested. Net pretax operating results from the foreign subsidiaries are income of $2,428,000, $2,075,000 and $407,000 for fiscal 1998, 1997 and 1996, respectively.

    Grau has net operating loss carryforwards of approximately $4 million which have no expiration date.

11. NET INCOME PER SHARE

    Effective for the fiscal year ended October 31, 1998, net income per common share is computed using FAS 128. All prior periods have been restated to conform to the requirements of FAS 128. The adoption of FAS 128 did not have a material impact on the Company's net income per share.

                    ADVANCED DIGITAL INFORMATION CORPORATION

11. NET INCOME PER SHARE (CONTINUED)
    The following table sets forth the computation of basic and diluted net income per share for fiscal 1998 and 1997 and pro forma basic and diluted net income per share for fiscal 1996:

                                                              YEARS ENDED OCTOBER 31,
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Numerator:
  Net income........................................  $  1,530,230  $  8,497,198  $  3,430,199
Denominator:
  Denominator for basic net income per
    share--weighted average shares..................     9,742,263     9,084,274     8,001,992
  Dilutive potential common shares from Team Member
    (employee) stock options........................       122,741       200,950       179,379
                                                      ------------  ------------  ------------
  Denominator for diluted net income per
    share--adjusted weighted average shares and
    assumed conversions.............................     9,865,004     9,285,224     8,181,371
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Basic net income per share..........................  $       0.16  $       0.94
                                                      ------------  ------------
                                                      ------------  ------------
Diluted net income per share........................  $       0.16  $       0.92
                                                      ------------  ------------
                                                      ------------  ------------
Pro forma basic net income per share (unaudited)....                              $       0.43
                                                                                  ------------
                                                                                  ------------
Pro forma diluted net income per share
  (unaudited).......................................                              $       0.42
                                                                                  ------------
                                                                                  ------------

12. CAPITAL STOCK

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

13. STOCK-BASED COMPENSATION PLANS

    At October 31, 1998, the Company had three stock option plans. The 1996 Transition Plan comprises the stock options held by ADIC Team Members and directors which were converted in connection with the spin-off from Interpoint. There were 476,092 options issued under this plan at exercise prices ranging from

                    ADVANCED DIGITAL INFORMATION CORPORATION

13. STOCK-BASED COMPENSATION PLANS (CONTINUED)
$.4397 to $5.2328. No further options may be issued under this plan. In addition, 1,032,500 shares are reserved under the Company's 1996 and Alberg Stock Option Plans for Team Members, directors, officers, consultants, agents, advisors and independent contractors of the Company. Terms of the plans require the option price to be equal to the fair market value on the date of grant. Options may be exerciseable for all or part of the shares as determined by the option and the majority of the options issued under these plans expire five years from the date of grant.

    During fiscal year 1998, certain non-executive Team Members were given the opportunity to cancel existing grants and receive new grants. In each case, the new option price was equal to or greater than the fair market value on the date of grant and the vesting and expiration schedules were the same as for any new grant, i.e. any vesting associated with the canceled grant was forfeited.

    In February 1998, the shareholders approved a Stock Purchase Plan to provide eligible Team Members to purchase shares of Common Stock on favorable terms through payroll deductions. In accordance with this plan, 22,499 shares of stock were issued during fiscal 1998.

    The Company accounts for the above described stock option and stock purchase plans (the "Plans") following the guidelines of APB 25 and related interpretations. No compensation cost has been recognized for stock options granted and stock purchased under these Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under those Plans consistent with the method of FAS 123, the Company's net income, basic and diluted net income per share and pro forma basic and diluted net income per share would have been reduced to the pro forma amounts indicated below.

                                                              YEARS ENDED OCTOBER 31,
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Net income(loss):
  As reported.......................................  $  1,530,230  $  8,497,198  $  3,430,199
  Pro forma.........................................  $   (344,763) $  7,563,013  $  3,367,350
Basic net income and pro forma net income (loss) per
  share:
  As reported.......................................  $       0.16  $       0.94  $       0.43
  Pro forma.........................................  $      (0.04) $       0.83  $       0.42
Diluted net income and pro forma net income (loss)
  per share:
  As reported.......................................  $       0.16  $       0.92  $       0.42
  Pro forma.........................................  $      (0.03) $       0.81  $       0.41

                    ADVANCED DIGITAL INFORMATION CORPORATION

13. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                                           YEARS ENDED OCTOBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Weighted average risk free interest rates............................       4.98%      6.00%      6.01%
Expected dividend yield..............................................          0%         0%         0%
Expected volatility..................................................         65%        65%        65%
Expected lives (in years)............................................          4          4          4

    The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value. Options granted, exercised and canceled under the Plans are summarized as follows:

                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                                                      EXERCISE
                                                                          OPTIONS       PRICE
                                                                         ----------  -----------
Balance at October 31, 1995............................................      --          --
  Options converted in spin-off from Interpoint Corporation............     476,092   $    2.73
  Options granted......................................................     368,500       13.23
                                                                         ----------
Balance at October 31, 1996............................................     844,592        7.31
  Options granted......................................................     254,851       17.38
  Options exercised....................................................    (197,832)       2.21
  Options canceled.....................................................     (16,575)      11.83
                                                                         ----------
Balance at October 31, 1997............................................     885,036       11.26
  Options granted......................................................     758,165       12.06
  Options exercised....................................................     (73,338)       2.25
  Options canceled.....................................................    (414,256)      16.58
                                                                         ----------
Balance at October 31, 1998............................................   1,155,607       10.45
                                                                         ----------
                                                                         ----------

    At October 31, 1998 a total of 326,754 options were exercisable, the weighted average exercise price of these options was $9.21. The weighted average grant date fair value of options granted in fiscal years 1998, 1997 and 1996 was $6.18, $9.47 and $6.38 respectively.

    The following table summarizes information about stock options outstanding at October 31, 1998.

                                          OPTIONS OUTSTANDING
                                ----------------------------------------    OPTIONS EXERCISABLE
                                                WEIGHTED                  ------------------------
                                                AVERAGE       WEIGHTED                  WEIGHTED
                                               REMAINING       AVERAGE                   AVERAGE
                                  NUMBER      CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES        OUTSTANDING       LIFE          PRICE     EXERCISEABLE    PRICE
------------------------------  -----------  --------------  -----------  -----------  -----------
$0.8953 - $1.6270.............      19,600         41 mos     $    1.36       19,600    $    1.36
$2.5504 - $5.2328.............     181,687         25 mos     $    3.76      122,189    $    3.57
$8.7500 - $13.5000............     769,290         49 mos     $   10.68      165,125    $   13.22
$14.9375 - $19.5625...........     185,030         50 mos     $   17.07       19,840    $   18.29

                    ADVANCED DIGITAL INFORMATION CORPORATION

14. PROFIT INCENTIVE AND BONUS PLANS

    The Company currently has a non-contributory bonus plan for certain high-level Team Members and a non-contributory profit sharing plan for all other domestic Team Members, other than those employed by EMASS. These plans are generally based upon a combination of Team Member salaries and performance. No distributions are made under the bonus plan if budgeted income is not achieved. EMASS Team Members had a separate plan based on certain EMASS financial performance criteria. Contributions to all plans combined totaled $291,000 and $740,000 for fiscal 1998 and 1997, respectively.

    In fiscal 1996, the Company's Team Members participated in Interpoint's non-contributory profit incentive plan for key Team Members and a non-contributory profit sharing plan for all regular full-time domestic Team Members. These plans were generally based upon Team Member compensation and pre-tax profits. Contributions to the plans were $433,000 for the year ended October 31, 1996.

15. COMMITMENTS

    LEASE COMMITMENTS

    The Company currently leases facilities in Redmond, Washington and Englewood, Colorado for administrative, sales and marketing, research and development, operations and warehouse activities. Sales and service offices are leased at various sites in the United States and Europe.

    Minimum annual rental commitments at October 31, 1998, for noncancelable operating leases, are shown in the following table:

YEAR ENDED OCTOBER 31,                                                               AMOUNT
--------------------------------------------------------------------------------  ------------
1999............................................................................  $  2,183,000
2000............................................................................  $  1,615,000
2001............................................................................  $  1,313,000
2002............................................................................  $  1,049,000
2003............................................................................  $  1,034,000

    Rent expense aggregated $1,255,000 in fiscal 1998, $571,000 in fiscal 1997 and $400,000 in fiscal 1996.

    OTHER COMMITMENTS

    In connection with the purchase of Grau by EMASS in 1994, EMASS entered into an agreement with the minority shareholder of Grau whereby the minority shareholder has the option to "put" his 20% interest in Grau to the Company for an amount based on Grau profitability, but not to be less than $2,000,000. This option is effective for the period January 1, 2000 to March 31, 2000.

16. RELATED PARTY TRANSACTIONS

    Other accrued liabilities at October 31, 1998 include $708,000 due under an employment separation agreement with the minority interest stockholder of Grau.

    A company in which the Grau minority interest stockholder has an equity ownership provides certain support services in Europe. Cost of these services totaled $18,000 for the period August 19, 1998 to October 31, 1998.

                    ADVANCED DIGITAL INFORMATION CORPORATION

17. GEOGRAPHIC SEGMENT INFORMATION

    Major operations outside the United States consist of ADE, the Company's wholly owned subsidiary in France and Grau, a subsidiary in Germany, which has further subsidiaries operating as branch offices in both France and the United Kingdom. Certain information regarding operations in this geographic segment is presented in the table below. Transfers between geographic segments are made at arms-length prices consistent with rules and regulations of governing tax authorities. The profits on these transfers are not recognized until sales are made to non-affiliated customers.

    Excluded from U.S. net sales are transfers from the U.S. to ADE and Grau of $14,794,000, $14,488,000 and $6,404,000 in 1998, 1997 and 1996, respectively.
Included in U.S. sales are export sales to unaffiliated customers of $7,404,000, $7,329,000 and $4,666,000 in 1998, 1997 and 1996, respectively. Included in U.S.
operating profit is the expense associated with the acquired in-process technology.

    Total international sales were $37,929,000, $30,611,000 and $21,216,000 in fiscal 1998, 1997 and 1996, respectively.

                                                  OCTOBER 31,     OCTOBER 31,    OCTOBER 31,
                                                      1998           1997           1996
                                                 --------------  -------------  -------------
Net sales:
  United States................................  $   84,032,381  $  69,921,043  $  42,406,762
  Europe.......................................      30,524,560     23,282,488     16,550,231
                                                 --------------  -------------  -------------
                                                 $  114,556,941  $  93,203,531  $  58,956,993
                                                 --------------  -------------  -------------
                                                 --------------  -------------  -------------
Operating profit:
  United States................................  $      776,182  $   9,425,633  $   5,209,722
  Europe.......................................       2,623,843      1,756,820        472,681
                                                 --------------  -------------  -------------
                                                 $    3,400,025  $  11,182,453  $   5,682,403
                                                 --------------  -------------  -------------
                                                 --------------  -------------  -------------
Identifiable assets:
  United States................................  $   80,320,412  $  66,394,754  $  31,797,515
  Europe.......................................      32,086,214      8,799,139      4,912,158
                                                 --------------  -------------  -------------
                                                 $  112,406,626  $  75,193,893  $  36,709,673
                                                 --------------  -------------  -------------
                                                 --------------  -------------  -------------

18. BASIS OF PRESENTATION FOR FISCAL 1996

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

    The consolidated financial statements for the period prior to October 15, 1996 reflect the results of operations, financial position, and cash flows of ADIC as a wholly owned subsidiary of Interpoint and may

                    ADVANCED DIGITAL INFORMATION CORPORATION

18. BASIS OF PRESENTATION FOR FISCAL 1996 (CONTINUED) not be indicative of actual results of operations and financial position of the Company under other ownership.

    The consolidated statements of income for the fiscal year ended October 31, 1996 reflect certain expense items incurred by Interpoint which were allocated to the Company on a basis which management believes represents a reasonable allocation of such costs to present ADIC as a stand-alone company. These allocations consist primarily of corporate expenses such as executive and other compensation and interest expense on intercompany borrowings. Compensation has been allocated based on an estimate of Interpoint personnel time dedicated to the operations and management of ADIC. Interest expense has been allocated based on Interpoint's borrowing rate and actual intercompany borrowings. A summary of these allocations is as follows:

                                                                        CORPORATE    INTEREST
YEAR ENDED:                                                              EXPENSES    EXPENSE
----------------------------------------------------------------------  ----------  ----------
October 31, 1996......................................................  $  177,292  $  528,524
                                                                        ----------  ----------
                                                                        ----------  ----------

19. QUARTERLY INFORMATION (UNAUDITED)

                                                                       1998
                                                    ------------------------------------------
                                                       Q1         Q2         Q3         Q4
                                                    ---------  ---------  ---------  ---------
Net sales.........................................  $  22,866  $  24,806  $  25,314  $  41,571
Gross profit......................................  $   7,415  $   7,010  $   6,770  $  11,973
Net income (loss).................................  $   2,361  $   1,934  $     752  $  (3,517)
Basic net income (loss) per share.................  $    0.24  $    0.20  $    0.08  $   (0.36)
Diluted net income (loss) per share...............  $    0.24  $    0.20  $    0.08  $   (0.36)

                                                                       1997
                                                    ------------------------------------------
                                                       Q1         Q2         Q3         Q4
                                                    ---------  ---------  ---------  ---------
Net sales.........................................  $  20,069  $  22,073  $  24,463  $  26,599
Gross profit......................................  $   5,971  $   6,511  $   7,066  $   8,100
Net income........................................  $   1,661  $   1,901  $   2,262  $   2,673
Basic net income per share........................  $    0.21  $    0.21  $    0.23  $    0.27
Diluted net income per share......................  $    0.20  $    0.21  $    0.23  $    0.27

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                                    PART III

    The information called for by Part III (Item 10, 11, 12 and 13) will be included in the Registrant's Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Registrant's last fiscal year end, October 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES                                          PAGE
-----------------------------------------------------------------------------------------------------------------     -----
a.         The following documents are filed as part of this report:
           (1)        Financial Statements:
                      Report of Independent Accountants..........................................................          26
                      Consolidated Balance Sheets at October 31, 1998 and 1997...................................          27
                      Consolidated Statements of Income for each of the three years in the period ended October
                        31, 1998.................................................................................          28
                      Consolidated Statements of Changes in Shareholders' Equity for each of the three years in
                        the period ended October 31, 1998........................................................          29
                      Consolidated Statements of Cash Flows for each of the three years in the period ended
                        October 31, 1998.........................................................................          30
                      Notes to Consolidated Financial Statements.................................................          32
           (2)        Supplemental Financial Statement Schedule for each of the three years in the period ended
                        October 31, 1998:
                        VIII--Valuation and Qualifying Accounts..................................................          49

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

    b.  REPORTS ON FORM 8-K.

    On November 2, 1998, the Company filed a Form 8-K/A under Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" associated with the acquisition of EMASS, Inc. from Raytheon E-Systems, Inc. The acquisition was reported under Item 2 of Form 8-K on September 3, 1998.

    c.  EXHIBITS. See page 50 for index to exhibits.

SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

               FISCAL YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                             BALANCE AT    ADDITIONS
                                                            BEGINNING OF   CHARGED TO                 BALANCE AT
                                                                YEAR         INCOME     DEDUCTIONS*  END OF YEAR
                                                            ------------  ------------  -----------  ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:
  1998....................................................  $    323,741  $    390,678   $ 238,769   $    475,650
  1997....................................................       187,063       166,666      29,988        323,741
  1996....................................................        53,455       212,205      78,597        187,063
ALLOWANCE FOR INVENTORY OBSOLESCENCE:
  1998....................................................     1,130,684     1,166,415     152,364      2,144,735
  1997....................................................       859,087       651,125     379,528      1,130,684
  1996....................................................       271,753     1,214,937     627,603        859,087

------------------------

* Deductions represent amounts written off against the allowance, net of recoveries.

                               INDEX TO EXHIBITS
                                   (ITEM 14C)

  EXHIBIT
  NUMBER     DESCRIPTION                                                                                     PAGE
-----------  --------------------------------------------------------------------------------------------  ---------
       2.1   Stock Purchase Agreement by and between Raytheon E-Systems, Inc. and Advanced Digital
               Information Corporation, dated July 21, 1998..............................................     (A)

       2.2   Amendment No. 1 to Stock Purchase Agreement by and between Raytheon E-Systems, Inc. and
               Advanced Digital Information Corporation, dated July 21, 1998 (Exhibit 2.2)...............     (B)

       2.3   Letter agreement between Raytheon E-Systems, Inc. and the Company dated August 19, 1998
               (Exhibit 2.3).............................................................................     (B)

       3.1   Restated Articles of Incorporation of ADIC (Exhibit 3.1)....................................     (C)

       3.2   Restated Bylaws of ADIC (Exhibit 3.2).......................................................     (C)

       4.1   Rights Agreement, dated as of August 12, 1996, between ADIC and ChaseMellon Shareholders
               Services, L.L.C., as Rights Agent (Exhibit 4.2)...........................................     (C)

      10.1   Credit Agreement between Advanced Digital Information Corporation and Seafirst Bank, dated
               August 17, 1998...........................................................................     (D)

      10.2   Lease Agreement and Work Letter Agreement between The Quadrant Corporation and ADIC, dated
               as of November 5, 1997 (Exhibit 10.1).....................................................     (E)

      10.3*  ADIC Bonus Plan (Exhibit 10.2)..............................................................     (E)

      10.4*  Amended 1997 Stock Purchase Plan (Appendix A)...............................................     (F)

      10.5*  ADIC 1996 Stock Option Plan (Appendix B)....................................................     (F)

      10.6*  ADIC 1996 Transition Plan (Exhibit 10.4)....................................................     (C)

      10.7   Form of Indemnification Agreement, together with schedule of agreements.....................     (G)

      21.1   Subsidiaries of the Registrant..............................................................

      23.1   Consent of Independent Accountants..........................................................

      27.1   Financial Data Schedule.....................................................................

------------------------

 *  Management contract or compensatory plan or arrangement.

(A) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated July 21, 1998.

(B) Incorporated by reference to designated exhibit to the Current Report on Form 8-K dated August 19, 1998.

(C) Incorporated by reference to designated exhibit to Form 10 Information Statement filed September 10, 1996.

(D) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period July 31, 1998.

(E) Incorporated by reference to designated exhibit of the Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

(F) Incorporated by reference to designated appendix of the proxy statement filed in connection with the 1998 Annual Meeting of Shareholders.

(G) Incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

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

                                   ADVANCED DIGITAL INFORMATION CORPORATION
                                                 (REGISTRANT)

                                By:            /s/ PETER H. VAN OPPEN
                                     ------------------------------------------
                                                 Peter H. van Oppen
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: January 15, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ LESLIE S. ROCK
------------------------------  Treasurer and Chief          January 15, 1999
        Leslie S. Rock            Accounting Officer

      /s/ TOM A. ALBERG
------------------------------  Director                     January 15, 1999
        Tom A. Alberg

  /s/ CHRISTOPHER T. BAYLEY
------------------------------  Director                     January 15, 1999
    Christopher T. Bayley

    /s/ RUSSELL F. MCNEILL
------------------------------  Director                     January 15, 1999
      Russell F. McNeill

     /s/ JOHN W. STANTON
------------------------------  Director                     January 15, 1999
       John W. Stanton

    /s/ PETER H. VAN OPPEN
------------------------------  Chairman of the Board and    January 15, 1999
      Peter H. van Oppen          Chief Executive Officer

     /s/ WALTER F. WALKER
------------------------------  Director                     January 15, 1999
       Walter F. Walker