Form 10-Q
period 1999-01-31
ADVANCED DIGITAL INFORMATION CORP
filed 1999-03-16
CIK 770403

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 1999

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


                             11431 Willows Road N.E.
                                 P.O. Box 97057
                         Redmond, Washington 98073-9757

                                 (425) 881-8004


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes   [ ] No

The total shares of common stock without par value outstanding at the end of the quarter reported is 9,783,662.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ADVANCED DIGITAL INFORMATION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 1999 AND OCTOBER 31, 1998


                                                              JANUARY 31,      OCTOBER 31,
                                                                 1999             1998
                                                              -----------      -----------
                                                              (Unaudited)
                       ASSETS
Current assets:
   Cash and cash equivalents ...........................     $ 23,330,691     $ 28,225,892
   Accounts receivable, net of allowances of $536,000 in
     1999 and $476,000 in 1998 .........................       33,018,583       31,797,375
   Inventories, net ....................................       34,569,295       32,293,526
   Marketable equity securities ........................             --          2,135,449
   Prepaid expenses and other ..........................        1,425,926        1,500,145
   Deferred income taxes ...............................        1,339,879        1,339,879
                                                             ------------     ------------
     Total current assets ..............................       93,684,374       97,292,266
Property, plant and equipment, net .....................        7,307,598        7,351,305
Deferred income taxes ..................................           62,681           62,681
Investment in common stock .............................        8,000,000        4,000,000
Intangible and other assets ............................        3,541,744        3,700,374
                                                             ------------     ------------
                                                             $112,596,397     $112,406,626
                                                             ------------     ------------
                                                             ------------     ------------

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................     $ 12,492,143     $ 16,986,445
   Accrued liabilities .................................        9,321,750        7,901,981
   Income taxes payable ................................        1,342,767          397,539
   Deferred revenue ....................................        2,844,207        2,252,106
   Current portion of long-term debt ...................        3,190,146        3,172,328
                                                             ------------     ------------
       Total current liabilities .......................       29,191,013       30,710,399
Long-term debt .........................................       17,258,424       18,368,092
Other long-term liabilities ............................          300,000          300,000
Minority interest ......................................          144,684           24,744
Commitments ............................................             --               --
Shareholders' equity:
   Preferred stock, no par value; 2,000,000 shares
     authorized; none issued and outstanding ...........             --               --
   Common stock, no par value; 40,000,000 shares
     authorized, 9,783,662 issued and outstanding
     (9,766,161 in 1998) ...............................       46,448,057       46,231,387
   Retained earnings ...................................       19,061,175       16,009,334
   Accumulated other comprehensive income ..............          193,044          762,670
                                                             ------------     ------------
       Total shareholders' equity ......................       65,702,276       63,003,391
                                                             ------------     ------------
                                                             $112,596,397     $112,406,626
                                                             ------------     ------------
                                                             ------------     ------------


     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS ENDED JANUARY 31, 1999 AND 1998 (UNAUDITED)


                                                        1999              1998
                                                    ------------      ------------

Net sales .....................................     $ 49,144,257      $ 22,865,661
Cost of sales .................................       32,749,895        15,450,792
                                                    ------------      ------------
   Gross profit ...............................       16,394,362         7,414,869
                                                    ------------      ------------
Operating expenses:
   Selling and administrative .................        9,113,472         3,783,719
   Research and development ...................        2,815,471           617,599
                                                    ------------      ------------
                                                      11,928,943         4,401,318
                                                    ------------      ------------
Operating profit ..............................        4,465,419         3,013,551
                                                    ------------      ------------
Other income (expense):
   Interest income ............................          234,152           321,168
   Interest expense ...........................         (344,255)             --
   Gain on sale of marketable equity securities          563,737              --
   Foreign currency transaction gains, net ....           26,718           239,988
                                                    ------------      ------------
                                                         480,352           561,156
                                                    ------------      ------------
Income before provision for income taxes ......        4,945,771         3,574,707
Provision for income taxes ....................        1,773,990         1,213,418
Minority interest .............................          119,940              --
                                                    ------------      ------------
Net income ....................................     $  3,051,841      $  2,361,289
                                                    ------------      ------------
                                                    ------------      ------------
Basic net income per share ....................     $       0.31      $       0.24
                                                    ------------      ------------
                                                    ------------      ------------
Diluted net income per share ..................     $       0.30      $       0.24
                                                    ------------      ------------
                                                    ------------      ------------


     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED JANUARY 31, 1999 AND 1998 (UNAUDITED)


                                                                      1999              1998
                                                                  ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...............................................     $  3,051,841      $  2,361,289
   Adjustments to reconcile net income to net cash
      used in operating activities:
       Depreciation and amortization ........................          930,230           212,883
       Gain on sale of marketable equity securities .........         (563,737)             --
       Minority interest ....................................          119,940              --
       Assets retired .......................................            8,665              --
   Change in assets and liabilities:
       Accounts receivable ..................................       (1,575,644)        2,084,084
       Inventories ..........................................       (2,632,569)       (5,921,466)
       Prepaid expenses and other ...........................           16,873           (61,284)
       Other assets .........................................          (50,400)           27,538
       Accounts payable .....................................       (4,425,876)         (353,270)
       Accrued liabilities ..................................        1,575,325          (782,439)
       Income taxes payable .................................        1,339,476           975,999
       Deferred revenue .....................................          635,042              --
                                                                  ------------      ------------
Net cash used in operating activities .......................       (1,570,834)       (1,456,666)
                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ................       (1,077,941)         (426,835)
   Proceeds from sale of marketable equity securities .......        2,699,186              --
   Investment in common stock ...............................       (4,000,000)             --
                                                                  ------------      ------------
Net cash used in investing activities .......................       (2,378,755)         (426,835)
                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment on long-term debt ..............................       (1,017,632)             --
   Proceeds from issuance of common stock for stock  options,
     including tax benefit ..................................          216,670            24,822
                                                                  ------------      ------------
Net cash provided by (used in) financing activities .........         (800,962)           24,822
                                                                  ------------      ------------
Effect of exchange rate changes on cash .....................         (144,650)         (132,008)
                                                                  ------------      ------------
Net decrease in cash and cash equivalents ...................       (4,895,201)       (1,990,687)
Cash and cash equivalents at beginning of period ............       28,225,892        32,806,822
                                                                  ------------      ------------
Cash and cash equivalents at end of period ..................     $ 23,330,691      $ 30,816,135
                                                                  ------------      ------------
                                                                  ------------      ------------


     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 THREE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED)


                                                                                             ACCUMULATED
                                                    COMMON STOCK                                OTHER
                                            ----------------------------       RETAINED     COMPREHENSIVE
                                             SHARES            AMOUNT          EARNINGS         INCOME           TOTAL
                                            ---------       ------------    -------------    -----------     ------------
Balance at October 31, 1998...........      9,766,161       $ 46,231,387    $  16,009,334    $   762,670     $ 63,003,391
Exercise of stock options,
  including tax benefit of
  $49,100 ............................         17,501            216,670                                          216,670
Comprehensive income:
  Net income..........................                                          3,051,841
  Foreign currency translation
    adjustment........................                                                          (569,626)
      Comprehensive income............                                                                          2,482,215
                                            ---------       ------------    -------------    -----------     ------------
Balance at January 31, 1999...........      9,783,662       $ 46,448,057    $  19,061,175    $   193,044     $ 65,702,276
                                            ---------       ------------    -------------    -----------     ------------
                                            ---------       ------------    -------------    -----------     ------------



     See the accompanying notes to these consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 1999
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

         The accompanying condensed financial statements are unaudited and should be read in conjunction with the Advanced Digital Information Corporation financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998. In the opinion of management, all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three-month period ended January 31, 1999, are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted net income per share for the three months ended January 31, 1999 and 1998:


                                                            1999            1998
                                                         -----------     -----------
Numerator:
    Net income .....................................     $ 3,051,841     $ 2,361,289
Denominator:
   Denominator for basic net income per share-
     weighted average shares .......................       9,773,624       9,702,064
   Dilutive potential common shares from Team Member
     (employee) stock options ......................         233,370         200,520
                                                         -----------     -----------
   Denominator for diluted net income per share-
     adjusted weighted average shares and assumed
     conversions ...................................      10,006,994       9,902,584
                                                         -----------     -----------
                                                         -----------     -----------
Basic net income per share .........................     $      0.31     $      0.24
                                                         -----------     -----------
                                                         -----------     -----------
Diluted net income per share .......................     $      0.30     $      0.24
                                                         -----------     -----------
                                                         -----------     -----------



NOTE 3. INVENTORIES

         Inventory is comprised as follows:


                                       January 31, 1999  October 31, 1998
                                       ----------------  ----------------
Finished Goods .....................     $ 13,863,507      $ 13,104,058
Work-in-process ....................        2,488,866         3,382,683
Raw materials ......................       20,610,980        17,951,520
                                         ------------      ------------
                                           36,963,353        34,438,261
Allowance for inventory obsolescence       (2,394,058)       (2,144,735)
                                         ------------      ------------
                                         $ 34,569,295      $ 32,293,526
                                         ------------      ------------
                                         ------------      ------------


NOTE 4. INVESTMENT IN NETWORK INTEGRITY, INC.

         In December 1998, the Company purchased an approximately 8% interest in Network Integrity, Inc. for an aggregate purchase price of $4,000,000. This investment is accounted for under the cost method. Network Integrity, Inc. is a developer of specialized data protection software products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those discussed here. Such risks are detailed in the Company's Annual Report on Form 10-K filed with the SEC in January 1999 and are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         NET SALES. Net sales for the three months ended January 31, 1999 increased 115% to $49.1 million from $22.9 million for the same period in fiscal 1998. The increase in net sales was due to the inclusion of sales from ADIC Denver and ADIC / GRAU, both part of the acquisition of EMASS, Inc. in August 1998 and strong sales of existing ADIC tape libraries. The Company's OEM sales, consisting primarily of the Company's FastStor products, have also increased significantly over the first quarter of fiscal 1998.

         GROSS PROFIT. Gross profit was $16.4 million or 33% of net sales for the three months ended January 31, 1999 compared to $7.4 million or 32% of net sales for the same period in fiscal 1998. Gross profit percentage for the current three-month period was higher than the same period in fiscal 1998 due to a shift in product mix toward higher-margin tape libraries, software and service, away from lower margin standalone tape drive and media business, as well as the effects of overall volume increases. Offsetting this trend are higher overhead costs associated with the Redmond facility and increases in personnel to support the OEM business, all of which began to be incurred in the second quarter of fiscal 1998. Also, the first quarter of fiscal 1999 reflected adjustments associated with the reduction of sales prices for certain of the Company's products. Gross profit margins are dependent on a number of factors, including customer and product mix, price competition and tape drive costs. In addition, there can be no assurance that the Company can improve upon or maintain the current gross margin levels for a given product line, in that tape drives purchased from third-party suppliers are a significant component of the Company's product costs.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $9.1 million or 19% of net sales for the three months ended January 31, 1999 compared to $3.8 million or 17% of net sales for the same period in fiscal 1998. The dollar increase in selling and administrative expenses in the three months ended January 31, 1999 over the comparable period in fiscal 1998 was primarily due to the inclusion of ADIC Denver and ADIC / GRAU, but also to increased sales and administrative personnel both in the headquarters office and in regional offices throughout the United States. The Company expects that selling and administrative expenses as a percentage of net sales may decline slightly for the fiscal year ending October 31, 1999 from the levels experienced in the three months ended January 31, 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $2.8 million or 6% of net sales for the three months ended January 31, 1999 compared to $618,000 or 3% of net sales for the same period in fiscal 1998. The Company expects research and development spending to stay at this higher percentage of net sales throughout fiscal 1999 as it continues to incur significant expenditures in software development as well as development of new library hardware products.

         OTHER INCOME. Interest income for the three months ended January 31, 1999 was $234,000 compared to $321,000 for the same period in fiscal 1998. This decrease is the result of cash utilization primarily for investments in ADIC Denver and ADIC / GRAU in fiscal 1998 and in Network Integrity, Inc. in December 1998. Interest expense in fiscal 1999 relates primarily to interest on a bank loan, the proceeds of which were used to finance the acquisition of ADIC Denver and ADIC / GRAU. The gain on sale of marketable equity securities relates to investments in certain securities made in fiscal 1998 and sold in the first quarter of fiscal 1999. Net foreign currency translation gains decreased to approximately $27,000 for the current quarter.

    Foreign currency gains or losses arise as a result of the operation of the Company's European subsidiaries, ADIC Europe and ADIC / GRAU, the functional currencies of which are the French franc and German deutsche mark, respectively. All monetary assets are translated into the functional currencies on the financial statements of ADIC Europe and ADIC / GRAU. ADIC Europe buys products from ADIC in U.S. dollars and resells a significant majority of such products in U.S. dollars. ADIC / GRAU both buys and sells products to ADIC Denver in U.S. dollars. ADIC / GRAU's sales are primarily in deutsche marks and the sales of its subsidiaries in U.K. and France, which act as sales offices in those countries, are made primarily in British pound sterling and French francs, respectively. Certain of the U.S. dollar receivables and payables in these entities offset. To the extent that these monetary assets and liabilities do not fully offset each other and the U.S. dollar exchange rate changes with respect to these currencies, transaction gains or losses may result. For large sales denominated in other currencies, the Company attempts to implement appropriate hedging strategies.

         PROVISION FOR INCOME TAXES. Income tax expense for the three months ended January 31, 1999 was $1.8 million compared to $1.2 million for the same period in fiscal 1998. The Company believes that the 36% effective tax rate reflected in its most recent results, which includes taxes paid in various federal, state and international jurisdictions, is generally indicative of the Company's effective tax rate in future periods. There are significant deferred tax assets associated with net operating loss carryforwards and other timing differences of ADIC Denver and ADIC / GRAU. A valuation allowance has been established on these deferred tax assets because it is more likely than not that these deferred assets will not be realized. In the event that earnings of these companies allow the Company to deduct these expenses for tax purposes and recognize these assets, the Company reallocates the purchase price to reduce noncurrent intangible assets related to the acquisition.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used $1.6 million of cash in the first three months of fiscal 1999. Such cash was primarily used to fund increases in accounts receivable and inventories and reductions in accounts payable. Additionally, the Company used $2.4 million in investing activities which is the net result of the $4.0 million investment in Network Integrity, Inc., ongoing investments in property, plant and equipment and proceeds of sale of marketable equity securities.

         At January 31, 1999, the Company had cash and cash equivalents of $23.3 million. Its working capital, the difference between current assets and current liabilities is $64.5 million, with a ratio of current assets to current liabilities of 3.2:1. The Company also had a $10.0 million bank line of credit that expires in February 2001. Any borrowings under this line of credit would bear interest at the bank's prime rate or adjusted LIBOR rate. No borrowings have been made under this line of credit. The Company had no material or unusual commitments as of January 31, 1999 other than annual rental commitments.

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

    Based on the Company's assessment to date, the Company believes the current versions of its software and hardware products and services are Year 2000 compliant. New products are being designed to be Year 2000 compliant. While most of the Company's internally manufactured library products have no date functionality built into them, this is not true for certain software and large library products. Year 2000 compliant updates are currently available for all of these products and the Company's service personnel are able to install these upgrades in conjunction with its ordinary maintenance contracts. The Company is reviewing hardware used in connection with its products for those customers with current service maintenance contracts. Plans exist to replace certain systems that can not be made compliant and upgrade those that can. Total cost to replace this hardware approximates $250,000 a portion of which is reimbursed by the customer. There can be no assurance that all existing Company products will contain all necessary date codes. Further, use of the Company's products in connection with other products which are not Year 2000 compliant, including non-compliant hardware, software and firmware may result in the inaccurate exchange of dates and result in performance problems or system failure. Any failure of the Company's products to perform could result in claims against the Company. The cost of defending any such claim which may arise, as well as any liability of the Company for Year 2000 related damages could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    The Company's reliance on key suppliers, and therefore on the proper function of their information systems and software, means that their failure to address Year 2000 issues could have a material impact on the Company's operations and financial results. The Company has asked key suppliers to provide information regarding their readiness for Year 2000 related issues and has received responses from substantially all of them. The Company is reviewing the responses and will determine what further actions are required to mitigate vulnerability to problems with suppliers and other third parties' systems.

    The Company expects to incur primarily internal staff cost and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for Year 2000. To date there have been no material direct out-of-pocket costs. Although the total cost of these Year 2000 compliance activities is not yet determined, it is not anticipated to be material to the Company's business, results of operations and financial condition. The Company has not completed a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence, but expects to have such plans in place for critical systems in mid to late 1999. Any failure of the Company to address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition and results of operations.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          At its annual meeting on February 24, 1999, duly called and with proxies solicited, 9,242,206 shares were represented in person or by proxy constituting 94.53 percent of the outstanding shares. There were 9,776,662 shares of the Company's common stock outstanding and entitled to vote at the annual meeting.

     i. The proposal to amend the Advanced Digital Information Corporation 1996 Stock Option Plan received the following votes:


                                                Votes          Percent
                                              ---------        -------
               For ......................     5,972,126         61.09%
               Against ..................       153,268          1.57%
               Abstain ..................        32,286           .33%
               Broker Non-Votes .........     3,084,526         31.55%
               Other Unvoted ............       534,456          5.47%


          The foregoing proposal was approved.

     ii. Three directors were reelected to the Board, two to hold office for a three-year term and one to hold office for a two-year term. Each nominee received not less than 9,200,488 votes, which represents 99.55 percent of the shares voted.

Item 5.   Other information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ADVANCED DIGITAL INFORMATION
                                        CORPORATION

Dated:  March 15, 1999                  /s/ Peter H. van Oppen
                                        ------------------------------
                                        Peter H. van Oppen, Chairman
                                        and Chief Executive Officer

Dated:  March 15, 1999                  /s/ Leslie S. Rock
                                        ------------------------------
                                        Leslie S. Rock, Treasurer
                                        and Chief Accounting Officer
