Form 10-Q
period 1999-04-30
ADVANCED DIGITAL INFORMATION CORP
filed 1999-06-15
CIK 770403

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                               _______________

                                  FORM 10-Q
                               _______________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1999

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

                            [X] Yes          [  ] No

The total shares of common stock without par value outstanding at the end of the quarter reported is 9,857,535.

                          PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ADVANCED DIGITAL INFORMATION CORPORATION

                            CONSOLIDATED BALANCE SHEETS

                         APRIL 30, 1999 AND OCTOBER 31, 1998

                                                        APRIL 30,     OCTOBER 31,
                                                          1999           1998
                                                      ------------   ------------
                                                       (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents....................       $ 14,769,281   $ 28,225,892
  Marketable equity securities.................             49,436      2,135,449
  Accounts receivable, net of allowances of
   $478,000 in 1999 and $476,000 in 1998.......         35,207,402     31,797,375
  Inventories, net.............................         37,030,917     32,293,526
  Prepaid expenses and other...................          1,613,915      1,500,145
  Deferred income taxes........................          1,339,879      1,339,879
                                                      ------------   ------------
    Total current assets.......................         90,010,830     97,292,266
                                                      ------------   ------------
Property, plant and equipment, net.............          7,187,599      7,351,305
Deferred income taxes..........................             62,681         62,681
Investment in common stock.....................          8,000,000      4,000,000
Intangible and other assets....................          2,496,592      3,700,374
                                                      ------------   ------------
                                                      $107,757,702   $112,406,626
                                                      ------------   ------------
                                                      ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................       $ 16,969,611   $ 16,986,445
  Accrued liabilities..........................          8,862,898      7,901,981
  Income taxes payable.........................            547,517        397,539
  Deferred revenue.............................          2,742,774      2,252,106
  Current portion of long-term debt............          3,167,056      3,172,328
                                                      ------------   ------------
    Total current liabilities..................         32,289,856     30,710,399
                                                      ------------   ------------
Long-term debt.................................          6,369,808     18,368,092
Other long-term liabilities....................                 --        300,000
Minority interest..............................            307,617         24,744
Commitments....................................                 --             --
Shareholders' equity:
  Preferred stock, no par value; 2,000,000
   shares authorized; none issued and
   outstanding.................................                 --             --
  Common stock, no par value; 40,000,000 shares
   authorized, 9,857,535 issued and outstanding
   (9,766,161 in 1998).........................         46,976,418     46,231,387
  Retained earnings............................         22,606,115     16,009,334
  Cumulative translation adjustment............           (792,112)       762,670
                                                      ------------   ------------
    Total shareholders' equity.................         68,790,421     63,003,391
                                                      ------------   ------------
                                                      $107,757,702   $112,406,626
                                                      ------------   ------------
                                                      ------------   ------------

    See the accompanying notes to these consolidated financial statements.

                   ADVANCED DIGITAL INFORMATION CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME

    THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)


                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                            APRIL 30,                    APRIL 30,

                                        1999         1998           1999          1998
                                    -----------   -----------   ------------   -----------
Net sales.........................  $54,044,290   $24,805,894   $103,188,547   $47,671,556
Cost of sales.....................   36,005,476    17,795,731     68,755,371    33,246,523
                                    -----------   -----------   ------------   -----------
  Gross profit....................   18,038,814     7,010,163     34,433,176    14,425,033
                                    -----------   -----------   ------------   -----------
Operating expenses:
  Selling and administrative......    8,980,091     4,181,621     18,093,563     7,965,340
  Research and development........    3,235,468       627,479      6,050,939     1,245,078
                                    -----------   -----------   ------------   -----------
                                     12,215,559     4,809,100     24,144,502     9,210,418
                                    -----------   -----------   ------------   -----------
Operating profit..................    5,823,255     2,201,063     10,288,674     5,214,615
                                    -----------   -----------   ------------   -----------
Other income:
  Interest income.................       90,112       246,112        324,264       567,280
  Interest expense................     (202,207)           --       (546,462)           --
  Gain on sale of marketable
    equity securities.............           --       247,814        563,737       247,814
  Foreign currency transaction
    gains, net....................       63,223        23,738         89,941       263,726
                                    -----------   -----------   ------------   -----------
                                        (48,872)      517,664        431,480     1,078,820
                                    -----------   -----------   ------------   -----------
Income before provision for
  income taxes....................    5,774,383     2,718,727     10,720,154     6,293,435
Minority interest.................      162,933            --        282,873            --
Provision for income taxes........    2,066,510       784,813      3,840,500     1,998,231
                                    -----------   -----------   ------------   -----------
Net income........................  $ 3,544,940   $ 1,933,914   $ 6,596,781    $ 4,295,204
                                    -----------   -----------   ------------   -----------
                                    -----------   -----------   ------------   -----------
Basic net income per share          $      0.36   $      0.20   $       0.67   $      0.44
                                    -----------   -----------   ------------   -----------
                                    -----------   -----------   ------------   -----------
Diluted net income per share        $      0.35   $      0.20   $       0.66   $      0.43
                                    -----------   -----------   ------------   -----------
                                    -----------   -----------   ------------   -----------

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              SIX MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)


                                                             1999            1998
                                                          ------------   ------------
Cash flows from operating activities:
Net income..............................................  $  6,596,781   $  4,295,204
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization.......................     1,813,145        493,689
    Minority interest...................................       282,873             --
    Assets retired......................................        68,494             --
    Gain on sale of marketable equity securities........      (563,737)      (247,814)
Change in assets and liabilities:
  Accounts receivable...................................    (3,943,075)    (4,331,300)
  Inventories...........................................    (5,729,292)    (5,637,980)
  Prepaid expenses and other............................      (203,948)       (95,900)
  Other assets..........................................       287,851         28,492
  Accounts payable......................................       367,483     (4,211,776)
  Accrued liabilities...................................     1,292,893       (719,888)
  Income taxes payable..................................     1,082,670       (367,231)
  Deferred revenue......................................       576,391             --
                                                          ------------   ------------
Net cash provided by (used in) operating activities.....     1,928,529    (10,794,504)
                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.............    (2,136,099)    (1,506,817)
  Investment in marketable equity securities............       (49,436)    (1,295,270)
  Proceeds from sale of marketable equity securities....     2,699,186      1,116,273
  Investment in common stock............................    (4,000,000)            --
                                                          ------------   ------------
Net cash used in investing activities...................    (3,486,349)    (1,685,814)
                                                          ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...........................   (11,801,857)            --
  Repayment of other long-term liabilities..............      (300,000)            --
  Proceeds from issuance of common stock for stock
    options, including tax benefit......................       745,031        107,177
                                                          ------------   ------------
Net cash provided by (used in) financing activities.....   (11,356,826)       107,177
                                                          ------------   ------------
Effect of exchange rate changes on cash.................      (541,965)      (106,631)
                                                          ------------   ------------
Net decrease in cash and cash equivalents...............   (13,456,611)   (12,479,772)
Cash and cash equivalents at beginning of period........    28,225,892     32,806,822
                                                          ------------   ------------
Cash and cash equivalents at end of period..............  $ 14,769,281   $ 20,327,050
                                                          ------------   ------------
                                                          ------------   ------------

    See the accompanying notes to these consolidated financial statements.

                   ADVANCED DIGITAL INFORMATION CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                  SIX MONTHS ENDED APRIL 30, 1999 (UNAUDITED)

                                                                                     ACCUMULATED
                                               COMMON STOCK                            OTHER
                                            ---------------------     RETAINED     COMPREHENSIVE
                                              SHARES      AMOUNT      EARNINGS         INCOME            TOTAL
                                            ---------  -----------   -----------   --------------     -----------
Balance at October 31, 1998.............    9,766,161  $46,231,387   $16,009,334    $   762,670       $63,003,391
Purchases under Stock Purchase Plan            50,998      292,602                                        292,602
Exercise of stock options,
  including tax benefit of
  $123,000..............................       40,376      452,429                                        452,429
Comprehensive income:
  Net income............................                               6,596,781
  Foreign currency translation
    adjustment..........................                                             (1,554,782)
      Comprehensive income..............                                                                5,041,999
                                            ---------  -----------   -----------    -----------       -----------
Balance April 30, 1999..................    9,857,535  $46,976,418   $22,606,115    $  (792,112)      $68,790,421
                                            ---------  -----------   -----------    -----------       -----------
                                            ---------  -----------   -----------    -----------       -----------

      See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                          APRIL 30, 1999 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and should be read in conjunction with the Advanced Digital Information Corporation financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998. In the opinion of management, all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the six-month period ended April 30, 1999, are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the three months and six months ended April 30, 1999 and 1998:

                                                     Three months ended                Six months ended
                                                           April 30,                      April 30,

                                                      1999             1998        1999           1998
Numerator:
  Net income...................................   $ 3,544,940     $ 1,933,914   $ 6,596,781   $ 4,295,204
Denominator:

  Denominator for basic net income per share
    - weighted average shares..................     9,833,957       9,732,402     9,803,291     9,716,982
  Dilutive potential common shares from
     Team Member (employee) stock options......       278,805         176,706       240,509       189,084
                                                  -----------     -----------   -----------    ----------
  Denominator for diluted net income per
    share - adjusted weighted average shares
    and assumed conversions....................    10,112,762       9,909,108    10,043,800     9,906,066
                                                  -----------     -----------   -----------    ----------
                                                  -----------     -----------   -----------    ----------
Basic net income per share.....................   $      0.36     $      0.20   $      0.67    $     0.44
                                                  -----------     -----------   -----------    ----------
                                                  -----------     -----------   -----------    ----------
Diluted net income per share...................   $      0.35     $      0.20   $      0.66    $     0.43
                                                  -----------     -----------   -----------    ----------
                                                  -----------     -----------   -----------    ----------

NOTE 3. INVENTORIES

Inventory is comprised as follows:

                                     April 30, 1999   October 31, 1998
                                     --------------   ----------------
Finished goods......................   $14,881,473       $13,104,058
Work-in-process.....................     4,102,028         3,382,683
Raw materials.......................    20,719,674        17,951,520
                                       -----------       -----------
                                        39,703,175        34,438,261
Allowance for inventory obsolescence.   (2,672,258)       (2,144,735)
                                       -----------       -----------
                                       $37,030,917       $32,293,526
                                       -----------       -----------
                                       -----------       -----------

NOTE 4. INVESTMENT IN NETWORK INTEGRITY, INC.

     In December 1998, the Company purchased an approximately 8% interest in Network Integrity, Inc. for an aggregate purchase price of $4,000,000. This investment is accounted for under the cost method. Network Integrity, Inc. is a developer of specialized data protection software products.

NOTE 5. INVESTMENT IN MARKETABLE EQUITY SECURITIES

     At April 30, 1999, the Company has invested in certain equity securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") these investments are classified as available-for-sale. Under FAS 115, unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis. There is no significant difference between the cost basis and fair value of these securities at April 30, 1999. During the quarter ended January 31, 1999, the Company sold certain marketable equity securities and realized a gain of $564,000.

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

     NET SALES. Net sales for the three months ended April 30, 1999 increased 118% to $54.0 million from $24.8 million for the same period in fiscal 1998. Net sales for the six months ended April 30, 1999 were $103.2 million, an increase of 116% versus the six months ended April 30, 1998. A substantial portion of the increase in net sales for the quarter and six months was due to the inclusion of sales from ADIC Denver and ADIC / GRAU, both part of the Company's acquisition of EMASS, Inc. in August 1998. Additionally, there was strong sales growth across most product lines in both the Company's branded products and its OEM business.

    GROSS PROFIT. Gross profit was $18.0 million or 33% of net sales for the three months ended April 30, 1999 compared to $7.0 million or 28% of net sales for the same period in fiscal 1998. Gross profit percentage for the quarter and current six-month period was higher than the same periods in fiscal 1998 due to a shift in product mix toward higher-margin tape libraries, software and service, away from lower margin standalone tape drives and media, as well as the effects of overall volume increases. Offsetting this trend are higher overhead costs associated with the Company's new Redmond facility and increases in personnel to support the OEM business, all of which began to be incurred late in the second quarter of fiscal 1998. Gross profit margins are dependent on a number of factors, including customer and product mix, price competition and tape drive costs. There can be no assurance that the Company can improve upon or maintain the current gross margin levels for a given product line, in that tape drives purchased from third-party suppliers are a significant component of the Company's product costs.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $9.0 million or 17% of net sales for the three months ended April 30, 1999 compared to $4.2 million or 17% of net sales for the same period in fiscal 1998. The dollar increases in selling and administrative expenses in the three months and six months ended April 30, 1999 over the comparable periods in fiscal 1998 was due primarily to the inclusion of ADIC Denver and ADIC / GRAU, but also to increased sales and administrative personnel both in the headquarters office and in regional offices throughout the United States. The Company expects that selling and administrative expenses as a percentage of net sales will increase slightly throughout fiscal 1999 as the Company continues to invest in potential OEM relationships.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.2 million or 6% of net sales for the three months ended April 30, 1999 compared to $627,000 or 3% of net sales for the same period in fiscal 1998. The Company expects to maintain this higher level of research and development spending as it continues investing heavily in software development and new library hardware products.

     OTHER INCOME. Interest income for the three months ended April 30, 1999 was $90,000 compared to $246,000 for the same period in fiscal 1998. This decrease is the result of lower cash balances reflecting cash utilization for investments in ADIC Denver and ADIC / GRAU in fiscal 1998 and in Network Integrity, Inc. in December 1998 as well as for paydown of the Company's long-term debt. Interest expense in fiscal 1999 relates primarily to interest on a bank loan, the proceeds of which were used to partially finance the acquisition of ADIC Denver and ADIC / GRAU. The gain on sale of marketable equity securities relates to investments in certain securities made in fiscal 1998 and sold in the first quarter of fiscal 1999. Net foreign currency translation gains increased to approximately $63,000 for the current quarter.

     Foreign currency gains or losses arise as a result of the operation of the Company's European subsidiaries, ADIC Europe and ADIC / GRAU, the functional currencies of which are the French franc and German deutsche mark, respectively. All monetary assets are translated into the functional currencies on the financial statements of ADIC Europe and ADIC / GRAU. ADIC Europe buys products from ADIC in U.S. dollars and resells a significant majority of such products in U.S. dollars. ADIC / GRAU both buys and sells products to ADIC Denver in U.S. dollars. ADIC / GRAU's sales are primarily in deutsche marks and the sales of its subsidiaries in U.K. and France, which act as sales offices in those countries, are made primarily in British pounds sterling and French francs, respectively. Certain of the U.S. dollar receivables and payables in these entities offset to reduce the Company's exposure to transaction gains and losses. To the extent that these monetary assets and liabilities do not fully offset each other and the U.S. dollar exchange rate changes with respect to these currencies, transaction gains or losses may result. For large sales denominated in other currencies, the Company attempts to implement appropriate hedging strategies.

     PROVISION FOR INCOME TAXES. Income tax expense for the three months ended April 30, 1999 was $2.1 million compared to $785,000 for the same period in fiscal 1998. The Company believes that the 36% effective tax rate reflected in its results for the six-month period, which includes taxes paid in various federal, state and international jurisdictions, is generally indicative of the Company's effective tax rate in future periods. There are significant deferred tax assets associated with net operating loss carryforwards and other timing differences of ADIC Denver and ADIC / GRAU. A valuation allowance has been established on these deferred tax assets because it is more likely than not that these deferred assets will not be realized. In the event that earnings of these companies allow the Company to deduct these expenses for tax purposes and recognize these assets, the Company reallocates the purchase price to reduce noncurrent intangible assets related to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated $1.9 million of cash in the first six months of fiscal 1999. Such cash was generated from net income and depreciation which is offset in part by cash used to fund increases both in inventories and receivables. Additionally, the Company used funds of $3.5 million in investing activities which is the net result of the $4.0 million investment in Network Integrity, Inc., ongoing investment in property, plant and equipment and proceeds on sale of marketable equity securities.

     At April 30, 1999, the Company had cash and cash equivalents of $14.8 million. Its working capital, the difference between current assets and current liabilities is $57.8 million, with a ratio of current assets to current liabilities of 2.8:1. The Company also has a $10.0 million bank line of credit that expires in February 2001. Any borrowings under this line of credit would bear interest at the banks' prime rate or adjusted LIBOR rate. No borrowings have been made under this line of credit. The Company had no material or unusual commitments as of April 30, 1999 other than annual rental commitments. At April 30, 1999, the Company was negotiating for additional operating lines of credit, the proceeds of which may be used to repay long-term debt and for other strategic purposes.

     The Company believes that its existing cash and cash equivalents and bank line of credit, together with the results of operations, will be sufficient to fund its working capital and capital expenditure needs for at least the next twelve months. Further, ADIC believes that cash balances are likely to increase over the remainder of the fiscal year. The Company may utilize cash to acquire or invest in businesses, products or technologies that it believes are strategic. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understanding, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

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

     Based on the Company's assessment to date, the Company believes the current versions of its software and hardware products and services are Year 2000 compliant. New products are being designed to be Year 2000 compliant. While most of the Company's internally manufactured library products have no date functionality built into them, this is not true for certain software and large library products. Year 2000 compliant updates are currently available for all of these products and the Company's service personnel are able to install these upgrades in conjunction with its ordinary maintenance contracts. The Company is reviewing hardware used in connection with its products for those customers with current service maintenance contracts. Plans exist to replace certain systems that can not be made compliant and upgrade those that can. Total cost to replace this hardware approximates $250,000 a portion of which is reimbursed by customers. There can be no assurance that all existing Company products will contain all necessary date codes. Further, use of the Company's products in connection with other products which are not Year 2000 compliant, including non-compliant hardware, software and firmware may result in the inaccurate exchange of dates and result in performance problems or system failure. Any failure of the Company's products to perform could result in claims against the Company. The cost of defending any such claim which may arise, as well as any liability of the Company for Year 2000 related damages could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's business depends on numerous systems that could potentially be impacted by Year 2000 related problems. The Company is assessing the possible effects on the Company's operations of the Year 2000 readiness of its enterprise resource planning computer systems and other internal systems. The Company believes that the enterprise resource planning computer systems at its various manufacturing sites are either Year 2000 compliant currently or can be modified to ensure compliance. Other internal systems are currently being assessed, and based on such assessment the Company will modify or replace such systems. The Company expects the assessments and tests of these systems to be completed in mid-to late 1999.

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


                                ADVANCED DIGITAL INFORMATION CORPORATION


Dated:  June 14, 1999           /s/ Peter H. van Oppen
                                ------------------------------------
                                Peter H. van Oppen, Chairman
                                and Chief Executive Officer

Dated:  June 14, 1999           /s/ Leslie S. Rock
                                ------------------------------------
                                Leslie S. Rock, Treasurer
                                and Chief Accounting Officer