Form 10-Q
period 1999-07-31
ADVANCED DIGITAL INFORMATION CORP
filed 1999-09-01
CIK 770403

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

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

                                 [X] Yes    [ ] No

The total shares of common stock without par value outstanding at the end of the quarter reported is 20,195,644.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ADVANCED DIGITAL INFORMATION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 1999 AND OCTOBER 31, 1998


                                                                         JULY 31,            OCTOBER 31,
                                                                           1999                 1998
                                                                       -------------        -------------
                       ASSETS                                           (Unaudited)
Current assets:
   Cash and cash equivalents...............................            $   31,657,804       $   28,225,892
   Accounts receivable, net of allowances of $610,000 in 1999
     and $476,000 in 1998..................................                34,763,776           31,797,375
   Inventories, net........................................                34,078,318           32,293,526
   Marketable equity securities............................                 1,720,052            2,135,449
   Prepaid expenses and other..............................                 1,200,883            1,500,145
   Deferred income taxes ..................................                 1,339,879            1,339,879
                                                                        -------------        -------------
     Total current assets..................................               104,760,712           97,292,266
                                                                        -------------        -------------
Property, plant and equipment, net ........................                 7,892,753            7,351,305
Deferred income taxes......................................                    62,681               62,681
Investment in common stock.................................                15,000,000            4,000,000
Intangible and other assets................................                 1,959,721            3,700,374
                                                                        -------------        -------------
                                                                       $  129,675,867       $  112,406,626
                                                                        -------------        -------------
                                                                        -------------        -------------
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................            $   22,166,812       $   16,986,445
   Accrued liabilities.....................................                 8,327,174            7,901,981
   Income taxes payable....................................                   640,673              397,539
   Deferred revenue........................................                 3,682,472            2,252,106
   Current portion of long-term debt.......................                 8,548,944            3,172,328
                                                                        -------------        -------------
       Total current liabilities...........................                43,366,075           30,710,399
                                                                        -------------        -------------
Long-term debt.............................................                 9,102,462           18,368,092
Other long-term liabilities................................                        --              300,000
Minority interest..........................................                   405,612              24,744
Commitments................................................                        --                  --
Shareholders' equity:
   Preferred stock, no par value; 2,000,000 shares
     authorized; none issued and outstanding ..............                        --                   --
   Common stock, no par value; 40,000,000 shares authorized,
     20,195,644 issued and outstanding (19,532,322 in 1998)                50,510,901           46,231,387
   Retained earnings.......................................                27,153,040           16,009,334
   Cumulative translation adjustment.......................                  (862,223)             762,670
                                                                        -------------        -------------
       Total shareholders' equity..........................                76,801,718           63,003,391
                                                                        -------------        -------------
                                                                        $ 129,675,867        $ 112,406,626
                                                                        -------------        -------------
                                                                        -------------        -------------


 See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME THREE

         MONTHS AND NINE MONTHS ENDED JULY 31, 1999 AND 1998 (UNAUDITED)


                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  JULY 31,                             JULY 31,
                                                       ------------------------------       ----------------------------

                                                            1999             1998               1999             1998
                                                       -------------     -------------      ------------      -----------
Net sales......................................        $  57,190,897     $  25,314,025      $160,379,444    $  72,985,581
Cost of sales..................................           37,074,770        18,544,302       105,830,141       51,790,825
                                                       -------------     -------------      ------------    -------------
   Gross profit................................           20,116,127         6,769,723        54,549,303       21,194,756
                                                       -------------     -------------      ------------    -------------
Operating expenses:
   Selling and administrative..................            9,408,583         4,978,269        27,502,146       12,943,609
   Research and development....................            3,439,509           817,687         9,490,448        2,062,765
                                                       -------------     -------------      ------------    -------------
                                                          12,848,092         5,795,956        36,992,594       15,006,374
                                                       -------------     -------------      ------------    -------------
Operating profit ..............................            7,268,035           973,767        17,556,709        6,188,382
                                                       -------------     -------------      ------------    -------------
Other income:

   Interest income.............................              191,265           222,679           516,595          789,959
   Interest expense............................             (182,387)               --          (728,849)              --
   Gain on sale of marketable equity securities                7,232                --           570,969          247,814
   Foreign currency  transaction gains (losses),
     net.......................................              116,577           (63,317)          206,518          200,409
    Other......................................              (92,336)               --           (93,402)              --
                                                       -------------     -------------      ------------    -------------
                                                              40,351           159,362           471,831        1,238,182
                                                       -------------     -------------      ------------    -------------
Income before provision for income taxes.......            7,308,386         1,133,129        18,028,540        7,426,564
Minority interest..............................               97,995                --           380,868               --
Provision for income taxes.....................            2,663,466           380,967         6,503,966        2,379,199
                                                       -------------     -------------      ------------    -------------
Net income.....................................        $   4,546,925     $     752,162      $ 11,143,706    $   5,047,365
                                                       -------------     -------------      ------------    -------------
                                                       -------------     -------------      ------------    -------------

Basic net income per share.....................        $        0.23     $        0.04      $       0.56    $        0.26
                                                       -------------     -------------      ------------    -------------
                                                       -------------     -------------      ------------    -------------
Diluted net income per share...................        $        0.22     $        0.04      $       0.54    $        0.25
                                                       -------------     -------------      ------------    -------------
                                                       -------------     -------------      ------------    -------------

  See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              NINE MONTHS ENDED JULY 31, 1999 AND 1998 (UNAUDITED)


                                                                              1999                1998
                                                                        --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................             $   11,143,706       $    5,047,365
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Depreciation and amortization.......................                  2,796,720              874,807
       Minority interest...................................                    380,868                   --
       Assets retired......................................                    157,493                   --
       Gain on sale of marketable equity securities........                   (570,969)            (247,814)
   Change in assets and liabilities:
       Accounts receivable.................................                 (3,774,377)          (2,167,387)
       Inventories.........................................                 (2,638,092)          (4,916,788)
       Prepaid expenses and other .........................                    212,178              138,836
       Other assets........................................                    (50,665)             (46,267)
       Accounts payable....................................                  5,480,376           (3,986,130)
       Accrued liabilities.................................                    689,695             (565,452)
       Income taxes payable................................                  1,717,521             (296,074)
       Deferred revenue....................................                  1,547,216                   --
                                                                        --------------       --------------
Net cash provided by (used in) operating activities........                 17,091,670           (6,164,904)
                                                                        --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment...............                 (3,626,477)          (2,511,984)
   Investment in marketable equity securities..............                 (1,769,488)          (3,003,908)
   Proceeds from sale of marketable equity securities......                  2,755,854            1,116,273
   Investment in common stock..............................                (11,000,000)                  --
                                                                        --------------       --------------
Net cash used in investing activities......................                (13,640,111)          (4,399,619)
                                                                        --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term and long-term borrowings.......                 10,733,894                   --
   Repayment of long-term debt.............................                (14,233,593)                  --
   Repayment of other long-term liabilities................                   (300,000)                  --
   Proceeds from issuance of common stock for stock options
     and stock purchase plan including tax benefit ........                  4,279,514              140,420
                                                                        --------------       --------------
Net cash provided by financing activities..................                    479,815              140,420
                                                                        --------------       --------------
Effect of exchange rate changes on cash ...................                   (499,462)             (91,797)
                                                                        --------------       --------------
Net increase (decrease) in cash and cash equivalents.......                  3,431,912          (10,515,900)
Cash and cash equivalents at beginning of period...........                 28,225,892           32,806,822
                                                                        --------------       --------------
Cash and cash equivalents at end of period ................               $ 31,657,804         $ 22,290,922
                                                                        --------------       --------------
                                                                        --------------       --------------

  See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   NINE MONTHS ENDED JULY 31, 1999 (UNAUDITED)




                                                                                               ACCUMULATED
                                                    COMMON STOCK                                  OTHER
                                                    ------------                 REVISED       COMPREHENSIVE
                                                SHARES          AMOUNT           EARNINGS          INCOME          TOTAL
                                             ------------    -----------     --------------    --------------   -------------
Balance at October 31, 1998...........         19,532,322    $ 46,231,387    $   16,009,334     $    762,670     $  63,003,391
Purchases under Stock Purchase Plan...            101,996         292,602             --               --              292,602
Exercise of stock options,
  including tax benefit of                                                            --               --
  $1,794,000..........................            561,326       3,986,912                                            3,986,912
Comprehensive income:
  Net income..........................               --              --          11,143,706            --                  --
  Foreign currency translation                       --              --               --          (1,624,893)              --
    adjustment........................
      Comprehensive income............               --              --               --               --            9,518,813
                                              -----------    ------------       -----------    --------------   --------------
Balance at July 31, 1999..............         20,195,644    $ 50,510,901     $  27,153,040    $    (862,223)   $   76,801,718
                                              -----------    ------------       -----------    --------------   --------------
                                              -----------    ------------       -----------    --------------   --------------

  See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            JULY 31, 1999 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The accompanying condensed financial statements are unaudited and should be read in conjunction with the Advanced Digital Information Corporation financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998. In the opinion of management, all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the nine-month period ended July 31, 1999 are not necessarily indicative of results to be expected for a full year.

         All references to the number of shares and per share amounts of the Company's common stock in the accompanying financial statements and these notes have been restated to reflect a two-for-one stock split effected on August 12, 1999.

NOTE 2. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted net income per share for the three months and nine months ended July 31, 1999 and 1998:



                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  JULY 31,                           JULY 31,
                                                      ------------------------------      -------------------------------
                                                            1999             1998              1999             1998
                                                      ----------------     ---------      ------------     --------------
Numerator:
   Net income....................................      $   4,546,925      $   752,162       $11,143,706      $ 5,047,365
Denominator:
   Denominator  for basic net  income  per share
     -- weighted average shares .................         19,975,792       19,511,732        19,731,004       19,460,172
   Dilutive potential common shares from Team
     Member (employee) stock  options............          1,049,677          298,392           764,783          349,622
                                                      --------------      -----------       -----------      -----------

   Denominator for diluted net income per share
     - adjusted weighted average shares and
     assumed conversions.........................         21,025,469       19,810,124        20,495,787       19,809,794
                                                      --------------      -----------       -----------      -----------
                                                      --------------      -----------       -----------      -----------

Basic net income per share.......................      $        0.23             0.04       $      0.56     $       0.26
                                                      --------------      -----------       -----------      -----------
                                                      --------------      -----------       -----------      -----------


Diluted net income per share.....................      $        0.22      $      0.04       $      0.54      $      0.25
                                                      --------------      -----------       -----------      -----------
                                                      --------------      -----------       -----------      -----------

NOTE 3. INVENTORIES

         Inventory is comprised as follows:


                                                                  JULY 31, 1999        OCTOBER 31, 1998
                                                                 ----------------      ----------------
        Finished goods.....................................      $     13,041,246      $     13,104,058
        Work-in-process....................................             4,018,577             3,382,683
        Raw materials......................................            20,334,665            17,951,520
                                                                 ----------------      ----------------
                                                                       37,394,488            34,438,261
        Allowance for inventory obsolescence...............            (3,316,170)           (2,144,735)
                                                                 ----------------      ----------------
                                                                 $     34,078,318      $     32,293,526
                                                                 ----------------      ----------------
                                                                 ----------------      ----------------


NOTE 4. INVESTMENT IN COMMON STOCK

         In December 1998, the Company purchased an approximately 8% interest in Network Integrity, Inc. for an aggregate purchase price of $4,000,000. This investment is accounted for under the cost method. Network Integrity, Inc. is a developer of specialized data protection software products.

         In July 1999, the Company purchased an approximately 15% interest in @Backup, Inc., an Internet-based backup and data service company, for an aggregate purchase price of $7,000,000. This investment is accounted for under the cost method.

NOTE 5. INVESTMENT IN MARKETABLE EQUITY SECURITIES

         At July 31, 1999, the Company has invested in certain equity securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") these investments are classified as available-for-sale. Under FAS 115, unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis. There is no significant difference between the cost basis and fair value of these securities at July 31, 1999. During the nine months ended July 31, 1999, the Company sold certain marketable equity securities and realized a gain of $571,000.

NOTE 6. SHORT-TERM AND LONG-TERM BORROWINGS

         In June 1999, ADIC finalized two operating lines provided by German banks totaling approximately $8,900,000 in German marks and borrowed the entire amount. These loans are due May 2003 and bear interest at each bank's rate, approximately 3.2% through November 1999. Beginning in December 1999, the interest rate varies; the Company has entered into a hedging contract to fix the interest rate at 4.3%.

         In May 1999, ADIC repaid certain loans collateralized by its German manufacturing facility and entered into a new loan, which is secured by the same facility. The loan is payable in monthly installments of approximately $18,300 per month, plus interest at 4.4% through April 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expect," "anticipate," "intend," "believe" and similar expressions. Our actual results could differ materially from those discussed here. Such risks are detailed in our Registration Statement on Form S-3 filed with the SEC on August 6, 1999 and are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         NET SALES. Net sales for the three months ended July 31, 1999 increased 126% to $57.2 million from $25.3 million for the same period in fiscal 1998. Net sales for the nine months ended July 31, 1999 were $160.4 million, an increase of 120% compared to the nine months ended July 31, 1998. This increase in net sales reflects the inclusion of revenue associated with the acquisition of EMASS, as well as strong sales growth across our major product lines, in both our branded products and OEM business.

         GROSS PROFIT. Gross profit was $20.1 million or 35% of net sales for the three months ended July 31, 1999 compared to $6.8 million or 27% for the same period in fiscal 1998. This increase in gross profit percentage relates to a combination of product mix and volume efficiencies. Gross profit was $54.5 million or 34% of net sales for the nine months ended July 31, 1999 compared to $21.2 million or 29% of net sales for the same period in fiscal 1998. Gross profit percentage for the nine-month period was higher than the same period in fiscal 1998 due to a shift in product mix toward higher-margin tape libraries, software and service, and away from lower-margin standalone tape drives and media, as well as the effects of overall volume increases. Offsetting this trend were higher overhead costs associated with our new Washington facility and increases in personnel to support the OEM business, all of which began to be incurred late in the second quarter of fiscal 1998.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $9.4 million or 16% of net sales for the three months ended July 31, 1999 compared to $5.0 million or 20% for the same period in fiscal 1998. Selling and administrative expenses were $27.5 million or 17% of net sales for the nine months ended July 31, 1999 compared to $12.9 million or 18% of net sales for the same period in fiscal 1998. The dollar increases in the three months and nine months ended July 31, 1999 over the comparable periods in fiscal 1998 are primarily a reflection of our acquisition of EMASS in August 1998, as well as increased sales and administrative personnel both in the headquarters office and in regional offices.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.4 million or 6% of net sales for the three months ended July 31, 1999 compared to $818,000 or 3% of net sales for the same period in 1998. Research and development expenses were $9.5 million or 6% of net sales for the nine months ended July 31, 1999 compared to $2.1 million or 3% of net sales for the same period in fiscal 1998. The increase in the three and nine month periods is primarily a result of our acquisition of EMASS, as well as our increased emphasis on software-based products. We intend to maintain this higher level of research and development spending as we continue investing heavily in software development and new hardware products.

         OTHER INCOME. Other income was $40,000 in the quarter ended July 31, 1999 compared to $159,000 for the same period in fiscal 1998. Other income for the nine months ended July 31, 1999 was $472,000 compared to $1.2 million for the same period in fiscal 1998. Interest expense of $182,000 and $729,000 in the three months and nine months ended July 31, 1999, respectively, relates primarily to interest on a bank loan, the proceeds of which were used to partially finance the acquisition of EMASS. The decrease in interest income for the 1999 periods results from lower cash balances reflecting cash utilization for the acquisition of EMASS in August 1998 and an investment in Network Integrity, Inc. in December 1998, as well as for paydown of our long-term debt. The gain on sale of marketable equity securities relates to investments in certain securities made during fiscal 1998 and sold during fiscal 1999.

         PROVISION FOR INCOME TAXES. Income tax expense for the three months and nine months ended July 31, 1999 was $2.7 million and $6.5 million, respectively, compared to $381,000 and $2.4 million for the same periods in fiscal 1998. We believe that the 36% effective tax rate reflected in our results for fiscal 1999 which includes taxes paid in various federal, state and international jurisdictions, is generally indicative of our effective tax rate in future periods. There are significant deferred tax assets associated with net operating loss carryforwards and other timing differences associated with subsidiaries acquired in the EMASS transactions. A valuation allowance has been established on these deferred tax assets because it is more likely than not that these deferred assets will not be realized. In the event that earnings of these companies allow us to deduct these expenses for tax purposes and recognize these assets, we will reallocate the purchase price to reduce noncurrent intangible assets related to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $17.1 million for the first nine months of fiscal 1999 compared to cash used in operating activities of $6.2 in the comparable period of fiscal 1998. In each of these periods, operating cash was primarily provided by net income, depreciation and other reserves. In fiscal 1999, accounts payable growth also contributed to cash provided by operating activities. Increases in accounts receivable and inventories in fiscal 1999 and 1998 were the most significant uses of cash.

         Cash flows used in investing activities were $13.6 million for the first nine months of fiscal 1999 and $4.4 million for the first nine months of fiscal 1998. The first nine months of fiscal 1999 includes a $4.0 million investment in Network Integrity, Inc., a $7.0 million investment in @Backup, Inc. and ongoing investments in property, plant and equipment and marketable equity securities.

         Cash flows provided by financing activities were $480,000 for the first nine months of fiscal 1999 compared to the provision of cash from financing activities of $140,000 in the first nine months of fiscal 1998. In June 1999, we finalized two operating lines provided by German banks totaling approximately $8.9 million in German marks and borrowed the entire amount. These loans are due May 2003 and bear interest at the bank's rate, approximately 3.2% through November 1999. Beginning in December 1999, the interest rate varies; we have entered into a hedging contract to fix the interest rate at 4.3%. Additionally, we refinanced the mortgage loan on our Germany facility with a long-term loan totaling approximately $1.8 million in German marks.

YEAR 2000 READINESS DISCLOSURE

         Many computers, software and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. This error could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. We are actively assessing the impact of the upcoming change on our business, financial condition and operating results.

         PRODUCTS. Based on our assessment to date, we believe the current versions of our software and hardware products are year 2000 compliant. All new products are being designed to be year 2000 compliant. While most of our internally manufactured library products have no date functionality built into them, this is not true for certain software and large library products. Year 2000 compliant updates are currently available for all of these products and our service personnel are able to install these upgrades in conjunction with routine maintenance. In addition, we have reviewed and continue to review hardware used in connection with certain large library products. We have replaced certain systems that cannot be made compliant and upgraded those that can. We estimate that the total costs to replace this hardware approximates $250,000, with approximately $50,000 yet to be expended. A portion of these costs is reimbursed by customers.

         We cannot assure you that all of our existing products will contain all necessary date codes. Further, use of our products in connection with other products that are not year 2000 compliant, including non-compliant hardware, software and firmware may result in the inaccurate exchange of dates and result in performance problems or system failure. Any failure of our products to perform could result in claims against us. The cost of defending any such claim which may arise, as well as any liability for year 2000 related damages could have a material adverse effect on our business, operating results and financial condition.

         INTERNAL INFORMATION TECHNOLOGY SYSTEMS. Our business depends on numerous systems that could potentially be impacted by year 2000 related problems. We continue to assess the possible effects on our operations of the year 2000 readiness of our enterprise resource planning computer systems and other internal systems. Based on assessments to date and software vendor certification, we believe that the enterprise resource planning computer systems at our various manufacturing sites are either year 2000 compliant currently or can be modified to ensure compliance. In addition, we plan to complete follow-up testing in the fourth quarter of fiscal 1999. Other internal systems have been assessed or are currently being assessed. Based on such assessments we will modify or replace such systems. We expect the assessments and tests of these systems to be completed in the fourth quarter of 1999. Based on work completed through July 31, 1999 we anticipate replacing several network servers in Denver and Germany and various other pieces of equipment and software for a total cost of $100,000.

         SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems and other common devices, may be affected by year 2000 problems. We continue to assess the potential effect and costs of remediating the year 2000 problem on our office equipment and facilities. For example, we identified the need to replace a phone switch and system in our Paris office for a total cost of $30,000. We are not aware of any other significant operational year 2000 issues or costs associated with our non-information technology systems. However, we may experience significant unanticipated problems and costs caused by undetected errors or defects in the technology used in these systems.

         SUPPLIERS. Our reliance on key suppliers, and therefore on the proper function of their information systems and software, means that their failure to address year 2000 issues could have a material impact on our operations and financial results. We have asked key suppliers to provide information regarding their readiness for year 2000 related issues and have received responses from substantially all of them. We are reviewing the responses and will determine what further actions are required to mitigate vulnerability to problems with suppliers and other third parties' systems.

         YEAR 2000 COSTS. We expect to incur primarily internal staff cost and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for year 2000. To date there have been no material direct out-of-pocket costs in these areas. Although the total cost of these year 2000 compliance activities is not yet determined, it is not anticipated to be material to our business, operating results and financial condition.

         CONTINGENCY PLANS. We are developing contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting critical internal systems are not effective. We expect to complete our contingency plans by late 1999.

         WORST-CASE SCENARIO. We believe that the most likely worst-case scenario related to the year 2000 issue that we may experience would be either an inability to obtain inventory components from suppliers or delays in receiving orders or payments from customers due to year 2000 problems experienced by these third parties. If either of these events transpires, we could experience decreased revenue due to our inability to produce and ship our products or our inability to collect payments due to us in a timely fashion.

         DISCLAIMER. The discussion of our efforts and expectations relating to year 2000 compliance include forward-looking statements. Our ability to achieve year 2000 compliance and the amount of necessary additional costs could be adversely affected by the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software and unanticipated problems identified in our ongoing compliance review.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

                  None

Item 2.           Changes in Securities.

                  None

Item 3.           Defaults Upon Senior Securities.

                  None

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None

Item 5.           Other information.

                  STOCK DIVIDEND; INCREASE IN AUTHORIZED COMMON STOCK

                  On July 20, 1999, the Company announced that its Board of Directors approved a two-for-one stock split of its common stock in the form of a stock dividend. Shareholders of record on July 30, 1999 received one additional share of common stock for each share of common stock held on that date. The stock split was effective August 12, 1999. In connection with this stock split, the Company's authorized common stock was increased proportionately from 40 million shares to 80 million shares.

                  CHANGE OF CONTROL AGREEMENTS

                  In May 1999, the Company's Board of Directors approved Change of Control Agreements with each of our executive officers. These agreements provide that upon a "change of control" (as defined in the agreements), we or our affiliated companies will continue to employ such executive officer, in accordance with the terms of the agreement, for a specified period (the "Employment Period"). The Employment Period is three years in the case of the Company's Chief Executive Officer, Peter van Oppen, and its Chief Operating Officer, Chuck Stonecipher, and either two years or one year for other executive officers. During the applicable Employment Period, such executive officer's position and duties would remain commensurate to those prior to the change of control, and such executive officer would be employed at a location within 35 miles of where such executive officer was employed prior to the change of control.

                  During the applicable Employment Period, each such executive officer will be entitled to receive an annual base salary at least equal to his or her annual salary for the fiscal year in which the change of control occurs plus an annual bonus at least equal to 75% of the highest annual bonus paid or payable to the executive officer in respect of the two fiscal years immediately preceding the fiscal year in which the change of control occurs. In addition, during the applicable Employment Period each such executive will be entitled to participate in insurance and employee benefit programs and to reimbursement for reasonable employment expenses, as generally available to other employees after the change of control.

                  If during the Employment Period the executive officer's employment is terminated by us for any reason other than death, disability or "cause," or by the executive for "good reason" (as such terms are defined in the agreements), such executive officer will be entitled to certain other benefits, including a lump-sum payment equal to all accrued or deferred compensation, plus severance pay equal to one, two or three times the sum of the executive officer's annual base salary for the fiscal year in which the termination occurs and an amount equal to 75% of the highest annual bonus paid or payable to the executive officer for the three years preceding his or her termination. In addition, any executive officer so terminated will be entitled to immediate vesting and exercisability of all his or her options to purchase securities of ADIC or our successor. The lump sum severance amounts otherwise payable under the change of control agreements are subject to reduction in the event that such payments constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code.

                  We may unilaterally terminate any of the change of control agreements at any time by giving notice to an executive officer. Such termination would be effective one year following the date of such notice and would be without effect were a change of control to occur during such one-year period.

Item 6.           Exhibits and Reports on Form 8-K.

                  No Reports on Form 8-K were filed during the fiscal quarter ended July 31, 1999.

                  The following exhibits are filed as part of this report.

                  EXHIBIT NO.   DESCRIPTION
                  -----------   -----------
                  3.1.1         Restated Articles of Incorporation of
                                ADIC (incorporated by reference to
                                Exhibit 3.1 to Form 10 Information
                                Statement filed September 10, 1996)
                  3.1.2         Articles of Amendment of ADIC dated September 1,
                                1999
                  10.1          Form of Change in Control Agreement, together
                                with schedule of actual agreements
                  27.1          Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ADVANCED DIGITAL INFORMATION CORPORATION


Dated:  September 1, 1999             /s/ Peter H. van Oppen
                                      ------------------------------------------
                                      Peter H. van Oppen, Chairman
                                      and  Chief Executive Officer

Dated:  September 1, 1999             /s/ Leslie S. Rock
                                      ------------------------------------------
                                      Leslie S. Rock, Treasurer
                                      and Chief Accounting Officer