Form 10-K/A
period 1998-10-31
ADVANCED DIGITAL INFORMATION CORP
filed 1999-09-14
CIK 770403

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                        --------------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 0-21103

                    ADVANCED DIGITAL INFORMATION CORPORATION
             (Exact name of registrant as specified in its charter)
                            -------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425) 881-8004
                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                    NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                    ON WHICH REGISTERED
              -------------------                   ---------------------
                    (None)                                  (None)

         Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                         PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant is $146,072,880 as of December 31, 1998, based on the closing sale price of such stock on the Nasdaq National Market on that date.

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

                                                                                       AT OR FOR
                                                                                   FISCAL YEAR ENDED
                                                                                      OCTOBER 31,
                                                -------------------------------------------------------------------------------
                                                 1998 (1)            1997             1996           1995            1994 (2)
                                                ----------         ---------       ----------      ---------       ------------
                                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
 CONSOLIDATED STATEMENTS OF OPERATIONS:
 Net sales                                       $114,557            $93,204         $58,957         $31,716           $20,083
 Gross profit                                      33,168             27,648          17,070           9,609             6,588
 Acquired in-process technology                     4,492                ---             ---             ---               ---
 Acquisition expenses                                 ---                ---             ---             ---               590
 Income  (loss) before provision (benefit)
   for income taxes                                 4,729             12,663           5,288             215             (142)
 Net income (loss)                                  1,530              8,497           3,430             292              (42)
 Basic net income per share (3)                     $0.16              $0.94           $0.43           $0.04           $  0.00
 Diluted net income per share (3)                   $0.16              $0.92           $0.43           $0.04           $  0.00

 CONSOLIDATED BALANCE SHEETS:
 Working capital                                 $ 66,582            $53,358         $24,596         $ 7,249           $ 4,156
 Total assets                                     112,407             75,194          36,710          13,943             8,710
 Long-term debt and loan from Interpoint,
   excluding current portion                       18,368                ---             ---           5,434             2,358
 Shareholders' equity                              63,003             60,110          26,387           3,387             3,027

----------

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

(3) Earnings per share data have been restated to conform with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

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

FISCAL YEAR 1998 COMPARED TO 1997

     NET SALES. Net sales in fiscal year 1998 increased 23% to $114.6 million compared with net sales of $93.2 million in fiscal year 1997. The increase in net sales relates both to an increase in sales of small libraries and to the inclusion of EMASS sales in the fourth quarter of the year. The increase in small library sales is due in part to the Company's OEM sales under agreements entered into during the fiscal year. These OEM sales consisted primarily of the FastStor products introduced in the final quarter of fiscal 1997. The transition during the year of DLT tape drives, supplied by Quantum, from a condition of supply constraint to one of general availability resulted in a reduction in the Company's sales of standalone DLT tape drives and a reduction in sales to the Company's distributors and resellers as they reduced their inventories. Tape drives purchased from third-party manufacturers, primarily DLT drives, involve rapidly changing technology. Often these changes result in price decreases for purchased tape drives. To remain competitive, the Company sometimes reduces prices on its library products in response to the decrease in the cost of purchased tape drives. Primarily due to declining tape drive prices, in fiscal 1998, the Company lowered prices on certain library and other products, further decreasing sales dollars. Sales to the Company's top two customers were 37% of net sales in fiscal 1998 compared to 47% in fiscal year 1997. International sales were $37.9 million in fiscal 1998, accounting for 33% of net sales in both fiscal years 1998 and 1997.

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

     SELLING AND ADMINISTRATIVE EXPENSES. Sales and administrative expenses in fiscal 1998 were $20.8 million or 18% of sales, compared with $13.6 million or 15% of sales in fiscal year 1997. The increase is due in part to the inclusion of EMASS expenses from August 19 to October 31, 1998, but also to an increase in costs in the previous ADIC business. This increase related to increased sales personnel in the headquarters, regional and international sales offices, increased advertising and promotion costs and also increased costs associated with the new headquarters facility. In addition, the acquisition of EMASS caused the Company to have certain duplicative assets consisting of computer systems to track product serial numbers and customer service information. These assets totaled $380,000 and were written off subsequent to the acquisition.

     ACQUIRED IN-PROCESS TECHNOLOGY. In connection with the purchase of EMASS, the existence of acquired in-process technology was determined and valued by an independent third-party appraisal. The value associated with this intangible asset of $4.5 million, approximately 18% of the total purchase price, was expensed immediately. The amount of acquired in-process technology was determined using various factors such as estimating the stage of development of each in-process research and development project at the date of acquisition and estimating cash flows resulting from anticipated revenues generated from such projects and additional expenditures required in order to complete and maintain the various projects, then discounting the projected net cash flow. Projects being pursued by the Company include a new large library storage product and associated software as well as separate software AMASS products utilizing UNIX and NT platforms. Of the valuation for acquired in-process technology, approximately 49% was associated with the in-process library products and 51% was associated with the in-process software products. These products, if successfully developed, will replace existing large library and software products. Customer service and maintenance contracts, however, will continue to provide revenue associated with the older products.

     The Company expects to incur significant costs to develop the acquired in-process technology into commercially viable products. Costs include engineering time and material plus costs for prototype and test systems. The valuation of the in-process technology included estimates of the costs to complete the new large library storage product and associated software of approximately $3.5 million. It is expected that these products will be released in the second quarter of fiscal 2000. Approximately $300,000 of costs were incurred from the date of acquisition through October 31, 1998, and as of October 31, 1998 the costs and timing of the project were consistent with the initial estimates of EMASS management. Estimates of the costs to complete the separate software AMASS products utilizing UNIX and NT platforms were approximately $900,000. Approximately $150,000 was incurred from the date of acquisition through October 31, 1998. AMASS NT is expected to be available in the third quarter of fiscal 1999, the other software products are expected to be released by the second quarter of fiscal 2000. The Company will continue to incur development costs through such dates. Expenses incurred subsequent to August 1998 are included in research and development expenses. The Company believes that each of these projects will be successfully developed, however, if none of these projects is successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular project could impair the value of other intangible assets acquired and adversely affect the Company's sales and profitability in future periods. See "Risk Factors Acquired In-Process Technology."

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $28.2 million at October 31, 1998 and represented 25% of total assets. Its working capital, the difference between current assets and current liabilities is $66.6 million, with a ratio of current assets to current liabilities of over 3:1. Current assets and liabilities, especially accounts receivable, inventories, accounts payable and accrued liabilities are significantly greater at October 31, 1998 as compared to October 31, 1997 due to the inclusion of the amounts from EMASS.

The Company's operating activities generated $4.4 million of cash in fiscal 1998 compared to $2.7 million generated in fiscal 1997 and net usage of cash from operating activities of $3.5 million in fiscal 1996. In each of the three years, operating cash was used primarily to fund increases in accounts receivable and inventories and was offset by net income, depreciation and other reserves and accounts payable. Additionally, in fiscal 1998, net income was reduced by the write-off of acquired in-process technology, a non-cash item. Other non-cash items include an increase in the allowance for inventory obsolescence of $1.1 million. As the Company's installed base of library products has increased, the need for service and warranty repair inventory, especially inventory at regional locations to support on-site service, has also increased. The Company has provided an allowance against these inventories as well as for inventories used for demonstration purposes in addition to its general reserve for excess and obsolescence. Because these inventories can remain in the field for an extended time, the amount of this allowance has increased substantially over the past two years.

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

     In August 1997, the Company used $4.0 million to acquire a minority equity position in Crossroads Holding Corp. the parent company of Crossroads Systems, Inc., a provider of Fibre Channel interconnection products. In March 1997, the Company completed a public offering of stock which provided cash of $23.7 million. In fiscal 1996 the Company financed its growth through loans from Interpoint, and the net increases in the amount of such loans was $4.2 million. Prior to Interpoint's distribution of Company stock, Interpoint made a contribution to the working capital of the Company through the cancellation of all $9.6 million of Company indebtedness to Interpoint. Interpoint also contributed an additional $10.0 million in cash to the working capital of the Company.

     At October 31, 1998, ADIC had a $10.0 million bank line of credit that expires in February 2001, all of which was available. Any borrowings under this line of credit would bear interest at the bank's reference (prime) rate or adjusted LIBOR rate. A credit agreement covers the line of credit and long-term note payable and requires the Company to maintain certain financial ratios and levels of working capital, tangible net worth and profitability.
The Company had no material or unusual commitments as of October 31, 1998 other than annual rental commitments.

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

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Accountants...........................................26
Consolidated Balance Sheets at October 31, 1998 and October 31, 1997........27
Consolidated Statements of Income for each of the three years in the period ended October 31, 1998............................................28
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended October 31, 1998..................29
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 1998........................................30
Notes to Consolidated Financial Statements..................................32

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





PricewaterhouseCoopers LLP

Seattle, Washington
December 8, 1998

                    ADVANCED DIGITAL INFORMATION CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                          October 31,
                                                                  ----------------------------
                                                                     1998              1997
                                                                 ------------      -----------
                                     ASSETS

Current assets:
  Cash and cash equivalents..............................        $ 28,225,892      $32,806,822
  Accounts receivable, net of allowances of $476,000 in
     1998 and $324,000 in 1997...........................          31,797,375       18,078,302
  Inventories, net.......................................          32,293,526       16,074,787
  Marketable equity securities...........................           2,135,449              ---
  Prepaid expenses and other.............................           1,500,145          714,979
  Deferred income taxes..................................           1,339,879          767,688
                                                                 ------------      -----------
     Total current assets................................          97,292,266       68,442,578
Property, plant and equipment, net.......................           7,351,305        2,509,267
Deferred income taxes....................................              62,681           89,414
Investment in Crossroads Holding Corp....................           4,000,000        4,000,000
Intangible and other assets..............................           3,700,374          152,634
                                                                 ------------      -----------
                                                                 $112,406,626      $75,193,893
                                                                 ------------      -----------
                                                                 ------------      -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................        $ 16,986,445      $11,237,131
  Accrued liabilities....................................           7,901,981        2,594,831
  Income taxes payable...................................             397,539        1,252,324
  Deferred revenue.......................................           2,252,106              ---
  Current portion of long-term debt......................           3,172,328              ---
                                                                 ------------      -----------
     Total current liabilities...........................          30,710,399       15,084,286
Long-term debt...........................................          18,368,092              ---
Other long-term liabilities..............................             300,000              ---
Minority interest........................................              24,744              ---
Commitments (Note 15)....................................                 ---              ---
Shareholders' equity:
   Preferred stock, no par value; 2,000,000 shares authorized;
none issued and outstanding .............................                 ---              ---
   Common stock, no par value; 40,000,000 shares authorized,
9,766,161 issued and outstanding at October 31, 1998
(9,699,824 in 1997)......................................          46,231,387       45,808,291
   Retained earnings.....................................          16,009,334       14,479,104
  Cumulative translation adjustment......................             762,670        (177,788)
                                                                 ------------      -----------
     Total shareholders' equity..........................          63,003,391       60,109,607
                                                                 ------------      -----------
                                                                 $112,406,626      $75,193,893
                                                                 ------------      -----------
                                                                 ------------      -----------

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                            YEARS ENDED OCTOBER 31,
                                                                -----------------------------------------------
                                                                    1998             1997              1996
                                                                ------------      -----------       -----------
Net sales................................................       $114,556,941      $93,203,531       $58,956,993
Cost of sales............................................         81,388,832       65,555,559        41,886,619
                                                                ------------      -----------       -----------
  Gross profit...........................................         33,168,109       27,647,972        17,070,374
                                                                ------------      -----------       -----------
Operating expenses:
  Selling and administrative.............................         20,792,883       13,556,059         9,846,324
  Acquired in-process technology.........................          4,492,056              ---               ---
  Research and development...............................          4,483,145        2,909,460         1,541,647
                                                                ------------      -----------       -----------
                                                                  29,768,084       16,465,519        11,387,971
                                                                ------------      -----------       -----------
Operating profit ........................................          3,400,025       11,182,453         5,682,403
                                                                ------------      -----------       -----------
Other income (expense):
  Interest income .......................................          1,027,934        1,095,991            19,459
  Interest expense.......................................           (311,054)             ---          (527,951)
  Gain on sale of marketable equity securities...........            247,814              ---               ---
  Foreign currency transaction gains, net ...............            364,020          384,972           113,821
                                                                ------------      -----------       -----------
                                                                   1,328,714        1,480,963          (394,671)
                                                                ------------      -----------       -----------
Income  before provision  for income taxes...............          4,728,739       12,663,416         5,287,732
                                                                ------------      -----------       -----------
Provision (benefit) for income taxes:
  Current................................................          3,719,222        4,538,494         1,981,631
  Deferred...............................................           (545,457)        (372,276)         (124,098)
                                                                ------------      -----------       -----------
                                                                   3,173,765        4,166,218         1,857,533
                                                                ------------      -----------       -----------

Minority interest........................................             24,744               --                --
                                                                ------------      -----------       -----------
Net income ..............................................       $  1,530,230      $ 8,497,198       $ 3,430,199
                                                                ------------      -----------       -----------
                                                                ------------      -----------       -----------

Basic net income per share ..............................       $       0.16      $      0.94       $      0.43
                                                                ------------      -----------       -----------
                                                                ------------      -----------       -----------
Diluted net income per share ............................       $       0.16      $      0.92       $      0.43
                                                                ------------      -----------       -----------
                                                                ------------      -----------       -----------

       See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 1998, 1997, AND 1996

                                                    COMMON STOCK                           CUMULATIVE
                                              ------------------------       RETAINED      TRANSLATION
                                               SHARES         AMOUNT         EARNINGS      ADJUSTMENT         TOTAL
                                              ---------    -----------      ----------     -----------     -----------
Balance at October 31, 1995...........            1,000    $   701,752     $ 2,551,707     $   133,319     $ 3,386,778
Stock dividend to Interpoint..........        8,000,992
Contribution of capital from
  Interpoint..........................                      19,628,054                                      19,628,054
Net income............................                                       3,430,199                       3,430,199
Foreign currency translation
  adjustment..........................                                                         (57,929)        (57,929)
                                              ---------    -----------     -----------     -----------     -----------
Balance at October 31, 1996...........        8,001,992     20,329,806       5,981,906          75,390      26,387,102
Shares issued, net of costs...........        1,500,000     23,708,784                                      23,708,784
Contribution of capital...............                         266,503                                         266,503
Exercise of stock options,
  including tax benefit of
  $1,064,197..........................          197,832      1,503,198                                       1,503,198
Net income............................                                       8,497,198                       8,497,198
Foreign currency translation
  adjustment..........................                                                        (253,178)       (253,178)
                                              ---------    -----------     -----------     -----------     -----------
Balance at October 31, 1997...........        9,699,824     45,808,291      14,479,104        (177,788)     60,109,607
Shares repurchased....................          (29,500)      (200,258)                                       (200,258)
Purchases under Stock Purchase Plan              22,499        142,236                                         142,236
Exercise of stock options,
  including tax benefit of
  $317,472............................           73,338        481,118                                         481,118
Net income............................                                       1,530,230                       1,530,230
Foreign currency translation
  adjustment..........................                                                         940,458         940,458
                                              ---------    -----------     -----------     -----------     -----------
Balance at October 31, 1998...........        9,766,161    $46,231,387     $16,009,334     $   762,670     $63,003,391
                                              ---------    -----------     -----------     -----------     -----------
                                              ---------    -----------     -----------     -----------     -----------

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED OCTOBER 31,
                                                              --------------------------------------------------
                                                                  1998               1997                1996
                                                              ------------        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................       $  1,530,230        $ 8,497,198         $ 3,430,199
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization.....................          1,614,373            847,234             607,479
     Allowance for doubtful accounts receivable........            151,909            136,678             133,608
     Allowance for inventory obsolescence..............          1,014,051            271,597             587,334
     Acquired in-process technology....................          4,492,056                ---                 ---
     Gain on sale of marketable equity securities......           (247,814)               ---                 ---
     Deferred income taxes.............................              1,229           (372,276)           (124,098)
     Assets retired....................................             89,177                ---                 ---
  Change in assets and liabilities, net of effects
    from purchase of EMASS, Inc.:
     Accounts receivable...............................         (3,202,489)        (5,561,698)         (7,133,048)
     Inventories.......................................         (1,974,716)        (5,550,102)         (6,190,465)
     Prepaid expenses and other........................            225,322           (443,687)            (60,355)
     Other assets......................................            (71,123)            39,424              24,221
     Accounts payable..................................          2,710,791          2,824,342           4,544,059
     Accrued liabilities...............................         (1,679,326)         1,052,028             649,061
     Income taxes payable..............................           (489,382)         1,006,809              49,692
     Deferred revenue..................................            194,755                ---                 ---
                                                              ------------        -----------         -----------
Net cash provided by (used in) operating activities....          4,359,043          2,747,547          (3,482,313)
                                                              ------------        -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment............         (3,362,582)        (1,831,493)           (910,718)
  Investment in marketable equity securities...........         (3,003,908)               ---                 ---
  Proceeds from sale of marketable equity securities...          1,116,273                ---                 ---
  Acquisition of EMASS, Inc., net of cash acquired.....        (23,472,834)               ---                 ---
  Investment in Crossroads Holding Corp................                ---         (4,000,000)                ---
                                                              ------------        -----------         -----------
Net cash used in investing activities..................        (28,723,051)        (5,831,493)           (910,718)
                                                              ------------        -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings...................         20,000,000                ---                 ---
  Repayment of long-term debt..........................           (544,858)               ---                 ---
  Proceeds from issuance of common stock, net..........                ---         23,708,784
  Repurchase of common stock...........................           (200,258)               ---                 ---
  Capital contribution from Interpoint,                                ---
     net of loans forgiven.............................
  Proceeds from issuance of common stock
     for stock options and stock purchase plan.........            305,882          1,503,198                 ---
  Net increase in loans from Interpoint................                ---                ---           4,218,366
                                                              ------------        -----------         -----------
Net cash provided by financing activities..............         19,560,766         25,478,485          14,218,366
                                                              ------------        -----------         -----------
Effect of exchange rate changes on cash................            222,312            (24,500)            (12,390)
                                                              ------------        -----------         -----------
Net increase (decrease) in cash and cash equivalents...         (4,580,930)        22,370,039           9,812,945
Cash and cash equivalents at beginning of period.......         32,806,822         10,436,783             623,838
                                                              ------------        -----------         -----------
Cash and cash equivalents at end of period.............       $ 28,225,892        $32,806,822         $10,436,783
                                                              ------------        -----------         -----------
                                                              ------------        -----------         -----------

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest.............................................         $  195,720         $      ---            $508,492
  Income taxes.........................................         $3,722,491         $2,467,469            $404,668

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

         The Company purchased all of the outstanding stock of EMASS, Inc. in August 1998 (Note 2). In conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired .......................        $38,908,639
  Cash paid ...........................................         25,056,549
                                                               -----------
  Liabilities assumed..................................        $13,852,090
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

    Estimates that are particularly susceptible to significant change in the near term are the adequacy of the allowances for sales returns, inventory obsolescence and allocation of purchase price and estimated valuation of purchased, developed and in-process technology.

    REVENUE RECOGNITION

    The Company relies on multiple distribution channels; its customers may be distributors, resellers, Original Equipment Manufacturers ("OEMs") or end-users. The Company records revenue from sales of small libraries when the products are shipped to customers, net of a provision for anticipated returns. Revenue from large library product sales is recognized upon end-user customer acceptance, which occurs after delivery and installation are completed. Revenue from software sales is recognized when the criteria of Statement of Position No. 97-2, "Software Revenue Recognition"("SOP 97-2") have been met. These criteria include, but are not limited to, software delivery, the Company's lack of other significant obligations to the customer and a determination that collectability of the amount due is probable. The Company's software products do not require significant production, modification, or customization by the Company or the customer. Revenue from sales of services is recognized when services are performed and billable, except for extended service agreements. Revenue under extended service agreements is deferred and recognized ratably over the life of the service agreement. Large libraries, software and maintenance services may be sold separately or together. If sold together, total revenue is allocated to the various elements based upon the price of that item sold on a separate basis. Estimates of rebates and other reductions of sales due to promotional activities are estimated at the time of the sale and accrued for by the Company.

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

    ADVERTISING EXPENSE

    The Company has co-operative advertising agreements with certain of its domestic and international distributors for the promotion of ADIC product sales. These agreements allow the distributors to be reimbursed by the Company for approved promotional activities. The amounts available for reimbursement are related to a percentage of the distributor's eligible purchases from the Company. The Company accrues for co-operative advertising as the related revenue is recognized. All other advertising costs are expensed as incurred.

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

    CASH AND CASH EQUIVALENTS

    Cash equivalents are short-term, highly liquid investments and consist of investments in commercial paper and marketable debt securities which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. The Company's cash and cash equivalents balance consists of the following:

                                            OCTOBER 31,       OCTOBER 31,
                                               1998              1997
                                            ------------      -----------
Cash..................................       $18,998,750      $ 8,091,286


Commercial paper......................         7,973,553        4,457,558
Marketable debt securities............         1,253,589       20,257,978
                                             -----------      -----------
                                             $28,225,892      $32,806,822
                                             -----------      -----------
                                             -----------      -----------

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

    In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131, which is effective for fiscal years beginning after December 15, 1997, establishes new disclosure requirements for operating segments, including products, services, geographic area, and major customers. The Company will adopt FAS 131 for its 1999 fiscal year, but does not expect the new accounting standard to have a material effect on the Company's reported financial results.

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

    A summary of assets acquired and liabilities assumed at the date of the Acquisition, as determined in accordance with APB 16, is presented in the table below. Accounts payable and other current liabilities includes approximately $600,000 of costs associated with the termination of an EMASS employee. The acquired in-process technology has not yet reached technological feasibility and has no alternative future use. The fair value of the net assets exceeded the purchase price, consequently, no goodwill has been recorded and the excess has been allocated to reduce proportionately the initial values assigned to noncurrent assets.


Cash.......................................................        $  1,583,715
Accounts receivable........................................          10,493,341
Inventories................................................          14,632,283
Prepaid expenses and other ................................           1,522,661
Property, plant and equipment..............................           2,517,408
Acquired in-process technology.............................           4,492,056
Intangible and other assets................................           3,667,175
Accounts payable and other current liabilities.............         (11,913,016)
Long-term debt.............................................          (1,639,074)
Other long-term liabilities................................            (300,000)
Minority interest of 80% owned subsidiary..................                 ---
                                                                            ---
                                                                   ------------
             Net assets acquired                                   $ 25,056,549
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

                                                         YEARS ENDED OCTOBER 31,
                                                    -------------------------------
                                                        1998                1997
                                                    ------------       ------------
Net sales..................................         $167,667,000       $157,675,000
Net loss...................................          $(3,055,000)       $(1,614,000)
Basic net loss per share...................                $(.31)             $(.18)
Diluted net loss per share.................                $(.31)             $(.18)

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

4.  INVENTORIES

    Inventories are comprised of the following:

                                                OCTOBER 31,       OCTOBER 31,
                                                    1998             1997
                                                 -----------      -----------
Finished goods............................       $13,104,058      $ 8,231,656
Work-in-process...........................         3,382,683        1,416,067
Raw materials.............................        17,951,520        7,557,748
                                                 -----------      -----------
                                                  34,438,261       17,205,471
Allowance for inventory obsolescence......        (2,144,735)      (1,130,684)
                                                 -----------      -----------
                                                 $32,293,526      $16,074,787
                                                 -----------      -----------
                                                 -----------      -----------

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                           OCTOBER 31,         OCTOBER 31,
                                                             1998                  1997
                                                          ------------         ------------
Land and building ................................        $  1,490,023
Machinery and equipment ..........................           6,923,443         $  4,366,343
Office equipment .................................           3,315,244              417,116
Leasehold improvements ...........................             618,592              415,493
                                                          ------------         ------------
                                                            12,347,302            5,198,952
Accumulated depreciation and amortization ........          (4,995,997)          (2,689,685)
                                                          ------------         ------------
                                                          $  7,351,305         $  2,509,267
                                                          ------------         ------------
                                                          ------------         ------------

Depreciation and amortization expense was $1,445,000, $848,000 and $607,000 in fiscal 1998, 1997 and 1996, respectively.

6.  INTANGIBLE ASSETS

    Intangible assets consists of the following:

                                                      OCTOBER 31,
                                                          1998
                                                      -----------
Developed technology..........................         $3,016,088
Assembled workforce...........................            627,272
                                                       ----------
                                                        3,643,360
Accumulated amortization......................           (169,231)
                                                       ----------
                                                       $3,474,129
                                                       ----------
                                                       ----------

7.  INVESTMENT IN CROSSROADS HOLDING CORP.

     In August 1997, the Company purchased an approximately 15% interest in Crossroads Holding Corp. for an aggregate purchase price of $4,000,000. This investment is accounted for under the cost method. Crossroads Systems, Inc. ("Crossroads"), a wholly owned subsidiary of Crossroads Holding Corp., develops products that provide interconnectivity between various network protocols and Fibre Channel networks. ADIC does not exercise influence over, or participate in the management or board of directors of Crossroads Holding Corp. or Crossroads Systems, Inc.

     Under an OEM agreement with Crossroads, also entered into in August 1997, the Company markets interconnectivity products developed by Crossroads under the ADIC brand name and serves as a master distributor for Crossroads products. This agreement has a two-year term and may be terminated, modified or renewed as mutually agreed upon by the parties. There are no minimum purchase requirements.


8.  ACCRUED LIABILITIES

    Accrued liabilities are comprised of the following:

                                                          OCTOBER 31,       OCTOBER 31,
                                                             1998              1997
                                                          -----------       -----------
Accrued payroll and related liabilities..........          $4,548,151        $1,646,813
Allowance for warranty returns...................             762,669           375,497
Taxes, other than income.........................             329,303           254,564
Interest.........................................             115,334                --
Other............................................           2,146,524           317,957
                                                           ----------        ----------
                                                           $7,901,981        $2,594,831
                                                           ----------        ----------
                                                           ----------        ----------

9.  CREDIT AGREEMENT AND LONG-TERM DEBT

    CREDIT AGREEMENT

    ADIC has a $10 million unsecured line of credit with a bank expiring February 28, 2001. All of this line was available at October 31, 1998. Borrowings against the line of credit will bear interest at the bank's prime rate or adjusted LIBOR rate. A credit agreement covers both the line of credit and long-term note payable and requires the Company to maintain certain financial ratios and levels of working capital, tangible net worth and profitability. The Company is in compliance with each of these covenants at October 31, 1998.

    LONG-TERM DEBT

     Long-term debt consists of the following at October 31, 1998:

Unsecured note payable to a bank in monthly installments of $235,000 through
August 2003 plus interest at the bank's prime rate or adjusted
LIBOR rate, 6.758% at October 31, 1998                                              $19,529,412
Local borrowings comprised of various notes payable by Grau and collateralized by the Grau manufacturing facility in Germany, payable in quarterly installments of principle and interest of $109,000 through fiscal 2005 and with interest
rates ranging from 4.05% to 6.70% at October 31, 1998                                 2,011,008
                                                                                    -----------
                                                                                    $21,540,420
                                                                                    -----------
                                                                                    -----------

As of October 31, 1998, the maturities of long-term debt were as follows:

YEAR ENDED OCTOBER 31,                                      AMOUNT
------------------------                                    ------
1999............................................         $ 3,172,328
2000............................................           3,192,791
2001............................................           3,206,439
2002............................................           3,097,995
2003............................................           8,358,239
Thereafter......................................             512,628
                                                         -----------
                                                          21,540,420
Less: current maturities........................          (3,172,328)
                                                         -----------
                                                         $18,368,092
                                                         -----------
                                                         -----------

10.  FEDERAL INCOME TAXES

    Income before provision for income taxes was taxed under the following jurisdictions:

                                                       YEARS ENDED OCTOBER 31,
                                            --------------------------------------------
                                               1998             1997             1996
                                            ----------       ----------       ----------
   Current income tax:
     U.S. Federal......................     $2,640,109       $3,692,339       $1,881,631
     Foreign ..........................      1,069,113          832,155              ---
     State and local...................         10,000           14,000          100,000
                                            ----------       ----------       ----------
     Total current.....................      3,719,222        4,538,494        1,981,631
                                            ----------       ----------       ----------
   Deferred income tax:
     U.S. Federal......................       (545,457)        (372,276)        (267,260)
     Foreign...........................            ---              ---          143,162
                                            ----------       ----------       ----------
     Total deferred....................       (545,457)        (372,276)        (124,098)
                                            ----------       ----------       ----------
   Total provision for income taxes....     $3,173,765       $4,166,218       $1,857,533
                                            ----------       ----------       ----------
                                            ----------       ----------       ----------

    The provision for federal income tax differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:

                                                               YEARS ENDED OCTOBER 31,
                                                 -----------------------------------------------
                                                      1998              1997             1996
                                                 --------------    --------------    -----------
Federal income tax at statutory rate of 34%        $1,607,771       $4,305,561       $ 1,797,829
Change in valuation allowance...........               68,000              ---               ---
Acquired in-process technology..........            1,527,299              ---               ---
Tax exempt interest income..............             (123,323)        (130,827)              ---
Tax credits.............................              (68,046)        (127,604)           (1,000)
Activity of foreign subsidiaries........               61,050          126,686           (35,344)



State income taxes......................               10,000           14,000           100,000
Other...................................               91,014          (21,598)           (3,952)
                                                   ----------       ----------       -----------
                                                   $3,173,765       $4,166,218       $ 1,857,533
                                                   ----------       ----------       -----------
                                                   ----------       ----------       -----------

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 1998 and 1997 are:

                                                                 OCTOBER 31,      OCTOBER 31,
                                                                     1998             1997
                                                                 ----------       -----------
Deferred tax assets:
  Inventories..........................................         $ 3,554,271          $399,509
  Team member compensated absences.....................              24,763            25,845
  Allowance for warranty returns.......................             134,467            85,193
  Allowances for bad debt and sales returns............             654,049           202,303
  Plant and equipment..................................           1,305,481            89,414
  Net operating loss carryforwards.....................             969,000               ---
  Other................................................             238,809            54,838
                                                                -----------          --------
          Deferred tax assets..........................           6,880,840           857,102
Deferred tax liability - intangible and other assets...            (693,260)              ---
Net valuation allowance................................          (4,785,020)              ---
                                                                -----------          --------
          Net deferred tax assets......................         $ 1,402,560          $857,102
                                                                -----------          --------
                                                                -----------          --------

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

         The following table sets forth the computation of basic and diluted net income per share for fiscal 1998, 1997 and 1996.:

                                                                      YEARS ENDED OCTOBER 31,
                                                      ------------------------------------------------
                                                           1998              1997              1996
                                                      --------------    --------------      ----------
Numerator:
   Net income....................................         $1,530,230       $8,497,198        $3,430,199
Denominator:
   Denominator for basic net income per share -
     weighted average shares.....................          9,742,263        9,084,274         8,001,992
   Dilutive potential common shares from Team
     Member (employee) stock options.............            122,741          200,950            20,870
                                                          ----------       ----------        ----------


   Denominator for diluted net income per share
     -  adjusted weighted average shares and
     assumed conversions.........................          9,865,004        9,285,224         8,022,862
                                                          ----------       ----------        ----------
                                                          ----------       ----------        ----------
Basic net income per share.......................         $     0.16       $     0.94        $     0.43
                                                          ----------       ----------        ----------
                                                          ----------       ----------        ----------
Diluted net income per share.....................         $     0.16       $     0.92        $     0.43
                                                          ----------       ----------        ----------
                                                          ----------       ----------        ----------

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

13.  STOCK-BASED COMPENSATION PLANS

    At October 31, 1998, the Company had three stock option plans. The 1996 Transition Plan comprises the stock options held by ADIC Team Members and directors which were converted in connection with the spin-off from Interpoint. There were 476,092 options issued under this plan at exercise prices ranging from $.4397 to $5.2328. No further options may be issued under this plan. In addition, 1,032,500 shares are reserved under the Company's 1996 and Alberg Stock Option Plans for Team Members, directors, officers, consultants, agents, advisors and independent contractors of the Company. Terms of the plans require the option price to be equal to the fair market value on the date of grant. Options may be exercisable for all or part of the shares as determined by the option and the majority of the options issued under these plans expire five years from the date of grant.

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

                                                              YEARS ENDED OCTOBER 31,
                                                 ----------------------------------------------------
                                                   1998                 1997                 1996
                                                 ----------           ----------           ----------
Net income(loss):
  As reported...............................     $1,530,230           $8,497,198           $3,430,199
  Pro forma.................................     $(344,763)           $7,563,013           $3,367,350
Basic net income (loss) per share:
  As reported...............................          $0.16                $0.94                $0.43
  Pro forma.................................        $(0.04)                 $.83                $0.42
Diluted net income (loss) per share:
  As reported...............................          $.016                $0.92                $0.43
  Pro forma.................................        $(0.03)                $0.81                $0.42

    The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                            YEARS ENDED OCTOBER 31,
                                                         ----------------------------
                                                          1998       1997       1996
                                                         ------      -----      -----
Weighted average risk free interest rates ........        4.98%      6.00%      6.01%
Expected dividend yield ..........................           0%         0%         0%
Expected volatility ..............................          65%        65%        65%
Expected lives (in years) ........................          4           4          4

    The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

    Options granted, exercised and canceled under the Plans are summarized as follows:

                                                                                          WEIGHTED
                                                                                          AVERAGE
                                                                                          EXERCISE
                                                                              OPTIONS      PRICE
                                                                            ---------    ---------
      Balance at October 31, 1995...............................                  ---         ---
        Options converted in spin-off from Interpoint
           Corporation..........................................              476,092       $2.73
        Options granted.........................................              368,500       13.23
                                                                            ---------
      Balance at October 31, 1996...............................              844,592        7.31
        Options granted.........................................              254,851       17.38
        Options exercised.......................................             (197,832)       2.21
        Options canceled........................................              (16,575)      11.83
                                                                            ---------
      Balance at October 31, 1997...............................              885,036       11.26
        Options granted.........................................              758,165       12.06
        Options exercised.......................................              (73,338)       2.25
        Options canceled........................................             (414,256)      16.58
                                                                            ---------
      Balance at October 31, 1998...............................            1,155,607       10.45
                                                                            ---------
                                                                            ---------

    At October 31, 1998 a total of 326,754 options were exercisable, the weighted average exercise price of these options was $9.21. The weighted average grant date fair value of options granted in fiscal years 1998, 1997 and 1996 was $6.18, $9.47 and $6.38 respectively.

The following table summarizes information about stock options outstanding at October 31, 1998.

                                  OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                  -----------------------------------------------------     ----------------------------------
                                                     Weighted            Weighted                             Weighted
                                                     average             average                               average
        Range of                  Number            remaining           exercise            Number             exercise
     exercise prices           outstanding       contractual life         price           exercisable            price
--------------------------    ---------------    -----------------    ---------------   ---------------     --------------
    $0.8953 - $1.6270               19,600                 41 mos            $1.36            19,600              $1.36
    $2.5504 - $5.2328              181,687                 25 mos            $3.76           122,189              $3.57
   $8.7500 - $13.5000              769,290                 49 mos           $10.68           165,125             $13.22
   $14.9375 - $19.5625             185,030                 50 mos           $17.07            19,840             $18.29

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

    Minimum annual rental commitments at October 31, 1998, for noncancelable operating leases, are shown in the following table:

YEAR ENDED OCTOBER 31,                                 AMOUNT
----------------------                                 ------
1999.......................................          $2,183,000
2000.......................................          $1,615,000
2001.......................................          $1,313,000
2002.......................................          $1,049,000
2003.......................................          $1,034,000

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

                                                           OCTOBER 31,       OCTOBER 31,       OCTOBER 31,
                                                               1998              1997             1996
                                                           ------------      -----------       -----------
Net sales:
  United States...................................         $ 84,032,381      $69,921,043       $42,406,762
  Europe..........................................           30,524,560       23,282,488        16,550,231
                                                           ------------      -----------       -----------
                                                           $114,556,941      $93,203,531       $58,956,993
                                                           ------------      -----------       -----------
                                                           ------------      -----------       -----------
Operating profit:
  United States...................................         $    776,182      $ 9,425,633       $ 5,209,722
  Europe..........................................            2,623,843        1,756,820           472,681
                                                           ------------      -----------       -----------
                                                           $ 3,400,025       $11,182,453       $ 5,682,403
                                                           ------------      -----------       -----------
                                                           ------------      -----------       -----------
Identifiable assets:
  United States...................................         $ 80,320,412      $66,394,754       $31,797,515
  Europe..........................................           32,086,214        8,799,139         4,912,158
                                                           ------------      -----------       -----------
                                                           $112,406,626      $75,193,893       $36,709,673
                                                           ------------      -----------       -----------
                                                           ------------      -----------       -----------

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

                                                         CORPORATE         INTEREST
YEAR ENDED:                                              EXPENSES          EXPENSE
-----------                                              --------          -------
October 31, 1996...............................          $177,292          $528,524
                                                         --------          --------
                                                         --------          --------

19.  QUARTERLY INFORMATION (UNAUDITED)

                                                                             1998
                                             -----------------------------------------------------------------
                                                  Q1               Q2               Q3               Q4
                                             -------------    -------------    -------------    --------------
Net sales..............................         $22,866          $24,806          $25,314           $41,571
Gross profit...........................          $7,415           $7,010           $6,770           $11,973
Net income (loss)......................          $2,361           $1,934             $752          $(3,517)
Basic net income (loss) per share......           $0.24            $0.20            $0.08           $(0.36)
Diluted net income (loss) per share....           $0.24            $0.20            $0.08           $(0.36)


                                                                             1997
                                             -----------------------------------------------------------------
                                                  Q1               Q2               Q3               Q4
                                             -------------    -------------    -------------    --------------
Net sales..............................         $20,069          $22,073          $24,463           $26,599
Gross profit...........................          $5,971           $6,511           $7,066            $8,100
Net income.............................          $1,661           $1,901           $2,262            $2,673
Basic net income per share.............           $0.21            $0.21            $0.23             $0.27
Diluted net income per share...........           $0.20            $0.21            $0.23             $0.27

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

      10.4*  Amended 1997 Stock Purchase Plan (Appendix A)...............................................     (F)

      10.5*  ADIC 1996 Stock Option Plan (Appendix B)....................................................     (F)

      10.6*  ADIC 1996 Transition Plan (Exhibit 10.4)....................................................     (C)

      10.7   Form of Indemnification Agreement, together with schedule of agreements.....................     (G)

      21.1   Subsidiaries of the Registrant..............................................................     (H)

      23.1   Consent of Independent Accountants..........................................................

      27.1   Financial Data Schedule.....................................................................     (H)

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

(H) Previously filed with Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

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

                                         ADVANCED DIGITAL INFORMATION
                                                    CORPORATION
                                                    (REGISTRANT)

                                         By: /s/    PETER H. VAN OPPEN
                                             ---------------------------------
                                                    Peter H. van Oppen
                                                      Chairman and
                                                  Chief Executive Officer

Dated:September 10, 1999