Form 10-K
period 1999-10-31
ADVANCED DIGITAL INFORMATION CORP
filed 2000-01-18
CIK 770403

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-21103

                           --------------------------

                    ADVANCED DIGITAL INFORMATION CORPORATION

             (Exact name of registrant as specified in its charter)

                 WASHINGTON                                    91-1618616
      (State or other jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                     Identification No.)

               P.O. BOX 97057
          11431 WILLOWS ROAD N.E.
            REDMOND, WASHINGTON                                98073-9757
  (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (425) 881-8004

                           --------------------------

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

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by nonaffiliates of the registrant is $1,197,464,730 as of December 31, 1999, based on the closing sale price of such stock on the Nasdaq National Market on that date.

    There were 25,683,648 shares of common stock outstanding as of December 31, 1999.

    The Index to Exhibits appears on page 59.

    Part III is incorporated by reference from the proxy statement to be filed in connection with the 2000 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expect," "anticipate," "intend," "believe" and similar expressions. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include but are not limited to, the risks discussed in the "Risk Factors" section. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

    We provide hardware and software-based data storage solutions to the open systems marketplace. We offer a broad range of products designed to enable organizations to effectively capture, protect, manage and archive the increasing amount of complex mission-critical data. We incorporate our proprietary hardware, software and interconnectivity products, as well as our service and support expertise, with third-party hardware and software products to deliver flexible, reliable and scalable storage solutions. Our storage solutions are market-driven, and we do not rely on a single technology or device to deliver them. We continue to increase our investments in developing innovative and effective storage products. In order to broaden access to complementary products, we make direct equity investments and initiate licensing and co-development agreements with companies developing innovative technologies for the data storage market. Our sales channels include a global network of resellers developed over the last 15 years and original equipment manufacturers, or OEMs, including Dell Computer, as well as IBM and Fujitsu Siemens Computers, with whom we have recently signed agreements.

INDUSTRY BACKGROUND

    In an increasingly information-based economy, information and databases are central to a company's value, and managing the increase in data is one of the most important challenges that a company must address. The volume of mission-critical data generated, processed, stored and manipulated in the business environment has grown dramatically over the last decade. International Data Corporation, an independent industry research company, estimates that the amount of disk storage capacity sold annually grew from 10,000 terabytes in 1994, each terabyte representing one trillion bytes of information, to 116,000 terabytes in 1998, and is expected to increase to 1,400,000 terabytes in 2002. This represents an expected compound annual growth rate of 86% from 1998 to 2002. We believe this growth rate is reflective of the overall growth in electronic data in our increasingly information-based economy. Several factors are driving the increased volume and value of data:

    - GROWTH IN BUSINESS CRITICAL DATA. Stored data is growing in size and complexity from the proliferation of different types of stored data, including graphics, video, text and audio, as well as the implementation of enterprise-wide databases containing both traditional and nontraditional business management information. Organizations in all industries, including technology, telecommunications, manufacturing, financial services, entertainment and broadcast, are increasingly dependent on their ability to collect, access, mine, use and transfer these new types of stored data.

    - RISE OF NETWORK SERVER COMPUTING. Within organizations, there has been a fundamental shift from mainframe computers to networked, server-based computing. This development has shifted critical information from the mainframe to network servers, allowing more people to gain access to stored data as well as create new data, which in turn needs to be stored and backed up.

    - RISE OF THE INTERNET AND E-COMMERCE BASED BUSINESSES. The growth in the Internet as a means of commerce has created a class of companies whose businesses depend on the access, creation and archiving of stored data. In addition, the growth in the use of the Internet has created wide access to vast amounts of data. The need for high-volume, high-speed access to large databases will continue to experience rapid growth as individuals and businesses increase their reliance on the Internet for transactions and data retrieval.

    These and other factors have intensified the demand placed on data centers. As a result, organizations face heightened requirements for data storage solutions that enable improved access to, and management of, shared data, including solutions that offer increased connectivity capabilities, greater capacity, higher performance, greater reliability and greater protection.

    Traditionally, storage architectures were mainly targeted at backup applications and focused on limiting the high costs associated with lost data that primarily stemmed from human error, viruses, equipment failure, data corruption and man-made and natural disasters. As a result, tape storage systems, which because of their larger storage surface area offer the lowest-cost medium for storing and protecting large quantities of data, historically had comprised a central piece of a business's storage solution.

    With the rapid escalation of the volume and value of stored data, organizations are increasingly looking for storage system solutions that enable them to not only back up business-critical data, but also efficiently capture, protect, manage and archive stored information across a variety of storage platforms. Efficiently storing, managing and protecting this data is considered mission-critical. This data is frequently integral to the business, and in many Web-based companies, such as Internet providers, the data is a key strategic asset of the company. Corporate databases contain useful information about customer records, order patterns and other data that can be analyzed and transformed into a competitive advantage for a corporation. The ability to turn this data into useful information enables a company to react and adapt more quickly to the market. As a result, companies require solutions that will provide increased accessibility to data without sacrificing performance requirements or introducing greater risk of data loss.

    In response to the limitations of traditional storage architectures, new open standard technology protocols have emerged that are designed to provide high-speed connectivity for data-intensive applications across multiple operating systems, including UNIX and Windows NT. These new methods of storage and data management technologies include the following:

    - FIBRE CHANNEL. Fibre Channel is a defined technology that allows users to connect multiple storage devices with one gigabit per second throughput. Fibre Channel provides the bandwidth, reliability, scalability and transmission distances that allow companies to create storage area networks, or SANs.

    - STORAGE AREA NETWORKS. A SAN-based architecture applies the inherent benefits of a networked approach to data storage applications, which allows data to move efficiently and reliably between multiple storage devices and servers. The benefits of SAN architecture also include increasing the scalability of existing storage solutions and providing a higher level of connectivity than currently exists with traditional technologies. Additionally, SANs are able to provide these benefits across multiple operating systems.

    - NETWORK ATTACH STORAGE APPLIANCES. Network Attach Storage, or NAS, appliances allow users to add plug-and-play storage capacity to networks without having to disable or increase demands on the network server. This allows users to maintain, or even enhance, system performance while saving on both time and cost.

    - INTERNET-BASED STORAGE BACKUP. This solution allows home users, remote portable computer users and enterprises to outsource their storage or back up of data on a cost-efficient basis through the services provided by Internet-based storage backup companies. Increased availability of high-bandwidth Internet connections is a key enabler of this approach.

    - STORAGE MANAGEMENT SOFTWARE SOLUTIONS. Software innovations continue to enhance storage management capabilities. For example, byte-level storage management reduces the amount of total data storage by recording only incremental changes to files and facilitates real-time, or continuous backup, capability. Hierarchical storage management automatically moves less frequently accessed data to less expensive tape storage, ensuring that higher-cost disk space is available.

    - MULTIPLE STORAGE FORMATS. Data centers have evolved to incorporate multiple forms of storage media, including optical disks, hard disk drives, higher capacity tapes and broadcast media. Software and hardware products have been developed that allow users to optimize these multiple storage formats.

    With the increased dependence on and use of their stored data, organizations need efficient and reliable storage system solutions that offer real-time accessibility to shared data, higher performance and storage capabilities for mission-critical applications and greater functionality to manage and back up stored content. Furthermore, the limitations of existing enterprise computing and storage solutions are compounded by the use of multiple incompatible server operating systems, such as the proliferation of Windows NT and UNIX environments. As a result, organizations are being forced to dedicate substantial financial and personnel resources to manage and maintain the distributed storage capabilities of their networks. This heightened need for increased capacity and number of storage devices has created significant opportunities for total storage system solutions that include devices such as tape drives, tape libraries and storage management software, as well as storage services such as data backup, disaster recovery, near-line storage, archiving and media management.

THE ADIC SOLUTION

    We provide hardware and software-based data storage solutions to the open systems marketplace. We offer a broad range of products designed to enable organizations to effectively capture, protect, manage and archive the increasing amount of complex mission-critical data. Our storage solutions are market-driven, and we do not rely on a single technology or device to deliver our storage solutions. We, along with our value-added resellers, or VARs, OEM partners and customers, incorporate our proprietary hardware, software and interconnectivity products, as well as our service and support expertise, with third-party hardware and software products to deliver reliable, flexible and scalable storage solutions.

    In addition to our current products, we continue to increase investments in research and development to produce innovative and effective storage products. In order to access complementary products, we make direct equity investments and initiate license agreements or enter into co-development arrangements. We believe such research and development and third-party relationships will better position us to continue to provide advanced storage solutions.

    We offer end users technical service and support on a multilingual, 24-hour-a-day, seven-day-a-week basis. Such technical support includes warranty, service contract, trouble shooting and integration services.

    We believe that our open-systems approach, focus on new technologies, multiple channel distribution model and customer service and support allow us to be well positioned and sufficiently agile to provide storage solutions to a rapidly growing and evolving data storage marketplace.

ADIC STRATEGY

    Our objective is to capture an increasing portion of the open systems storage solutions market. To achieve this objective we intend to:

    PROVIDE A BROAD ARRAY OF DEVICE-INDEPENDENT STORAGE SOLUTIONS. We believe that our independence from any single device technology is a key advantage. We provide end users with effective storage solutions comprised of competitive data recording device technology, automation hardware, interconnectivity products, state-of-the-art software and technical service and support. Our strategy employs a device-independent and open systems approach that allows us or our OEM or VAR partners to provide storage solutions incorporating the optimal combination of our proprietary products and available third-party hardware and software products. Depending on the specific requirements of a particular application, such as cost, transfer rate or access time, our products may include a variety of tape formats, optical, disk or emerging technologies.

    AGGRESSIVELY DEVELOP TECHNOLOGY. We believe that focused expenditures on differentiated technologies are critical to our success and are accelerating our expenditures on technology development in order to offer more complete storage solutions. We have built multiple generations of existing products on a foundation of technology and know-how, including operating systems software, programming languages and structure, file management systems, communications protocols, electronic hardware and electro-mechanical hardware. Building on this experience, we have made storage management software and library control software the largest components of our growing research and development program. In addition to internal investment, we may seek to develop or acquire technology by acquisitions, minority investments or outsourced development. In each case, the objective is to obtain exclusive or preferential access to proprietary technology that complements our products.

    CAPITALIZE ON WORLDWIDE BRANDED RESELLER AND OEM CHANNELS.  Over the past
15 years, we believe we have established the strongest branded worldwide distribution channels in our market. During the last two years, we have increased our focus on OEM relationships, resulting in a significant increase in our OEM business. Long-standing relationships with national and international distributors, integrators and individual resellers provide an experienced broad-based channel that allows us to cost-effectively offer our branded products to multiple market segments. Our leading channel partners include Ingram Micro and Tech Data, and we also have a sales relationship with Fujitsu Siemens Computers. We have established OEM relationships with Dell Computer, Unisys, Exabyte, Tandberg Data, Benchmark Tape Systems and Plasmon. In addition, in the past year IBM selected us as the automation supplier for their StorageSmart Ultrium Linear Tape-Open drives. We have also entered into an expanded relationship with Fujitsu Siemens that will include a broad range of storage management products for mainframe and open computer systems. Through these OEM supply arrangements, we are able to benefit from our OEMs' extensive direct and indirect distribution networks. In addition, our close ties with software vendors can be critical in reseller sales situations where an effective solution requires pairing compatible hardware and software products.

    BUILD AND EXPAND RELATIONSHIPS WITH STRATEGIC PARTNERS. It is our strategy to capitalize on products, technologies and channels that may be available through partners. We believe that continued growth of the open systems storage solutions market will create opportunities beyond those we can meet alone. Our relationships take the form of supplier, customer, licensor, co-developer or equity partner. For example, we market Fibre Channel interconnection solution products developed by Crossroads Systems under the ADIC brand name. Our relationship with Crossroads allows us to offer products to integrate a wide variety of storage devices with Fibre Channel connectivity in SANs. We sometimes partner with key suppliers, including Quantum, to address developing markets. We intend to continue to seek out related markets which leverage our strengths and have partnerships with VERITAS Software, Network Integrity, Computer Associates and Legato Systems. Additionally, we recently made an investment in @Backup to develop our position in the online, Internet-based storage market.

PRODUCTS

    We believe we offer the industry's broadest range of automated storage libraries that feature varying data storage capacities and transfer rates. In addition, we offer storage management software that can be used with our libraries or those of other manufacturers. Currently, we receive substantially all of our revenue from the sales and servicing of automated storage libraries. We continuously refine our products, as well as develop new products, to be used with a variety of emerging storage technologies, such as Fibre Channel, SANs and NAS.

    OPEN SYSTEMS STORAGE PRODUCTS

    The core component of our storage solution is typically an automated storage library. An automated tape library, directed by storage management software, can perform sophisticated backup of a network's data without human intervention, automatically backing up specific network data to specific tapes at specific times. Access to multiple tape cartridges enables the library to automatically store much more data than a standalone drive, which eliminates the need for a system administrator to swap tapes in order to backup all the data.

    Within the library, tape cartridges or other removable media are typically organized in magazines. In some cases, these tape magazines are removable, easing storage and offsite transfer of the tapes. A library with multiple tape drives can back up data with all drives simultaneously, significantly speeding up the backup process. We design certain large libraries to allow for the incorporation of more than one type of tape or optical media, as well as mixed media capability.

    We integrate third-party storage devices into our automated libraries. While a large majority of our libraries currently use tape drives and media, we also offer libraries using optical and other storage technologies. When operated in combination with third-party storage management software and our own software, our libraries provide a complete solution for systematically and cost-effectively automating data storage backup and archiving in open systems network computing environments. We design our products for a spectrum of storage needs. Our products vary by device technology, number of drives, and number of cartridges, with suggested retail prices typically ranging from approximately $1,800 to over $1.5 million. The following table summarizes our open systems storage hardware products.

                                                                            SUGGESTED RETAIL
PRODUCT FAMILY                                   CAPACITY/PERFORMANCE(1)     PRICE RANGE(2)
--------------                                   -----------------------   -------------------
Standalone tape drives.........................  4-100 gigabytes           $1,800-$7,300
VLS-TM- libraries..............................  48-490 gigabytes          $6,800-$17,000
FastStor-TM- libraries.........................  280-1,760 gigabytes       $5,500-$13,000
Scalar-Registered Trademark- libraries.........  360-8,000 gigabytes       $12,500-$80,000
Scalar-Registered Trademark- 1000 libraries....  5,630-118,200 gigabytes   $50,000-$150,000
AML libraries..................................  300-6,700,000 gigabytes   $150,000-$1,500,000
FCR-TM- Fibre Channel routers..................  1 gigabit per second      $4,700-$8,300

------------------------

(1) Capacity and performance of our storage library products vary by type of drives, quantity of drives and unit configuration.

(2) Prices represent typical installations.

    In addition to our automated storage library and standalone drive products, we supply our channels and end users with a range of complementary products, including tape cartridge media, tape magazines, rackmount kits and cables.

    OPEN SYSTEMS STORAGE MANAGEMENT SOFTWARE

    Advanced software is a key component of a sophisticated data storage system. The majority of our hardware products are installed in open systems computer networks in conjunction with third-party storage management software.

    OUR SOFTWARE

    A key objective of our acquisition of EMASS, Inc. in August 1998 was to develop a storage software business. Through this acquisition, we acquired proprietary software designed to intelligently organize and manage data in open systems environments. This was enhanced by the addition of CentraVision software from our acquisition of MountainGate Imaging Systems Corporation in September 1999. Currently, our software sales represent a very small percentage of our total revenue. However, we believe that software offers a number of opportunities for us to increase sales to existing and new customers and are devoting the greatest portion of our increased research and development expenditures to further software development.

    Our software products include:

    AMASS. The AMASS Storage Management System is an integrated family of products for data-intensive computing environments and is usable with removable media products. It is presently available and installed in UNIX and Windows NT environments worldwide. AMASS software makes data stored in libraries accessible with the look and feel of a hard disk and helps optimize capacity of the library. Under AMASS, all of the storage capacity in the library appears as a single, large hard disk drive on the server. Users manage files from the library the same way they currently do with hard drives. The product also includes numerous additional features that are application-specific.

    FILESERV AND DATA MANAGER. FileServ and Data Manager are hierarchical storage management products. These products manage data migration from disk to tape or optical storage devices by allocating high-use data to disk and low-use data to tape, which assures efficient use of higher-cost disk drive space.

    CENTRAVISION. CentraVision software enables high-speed simultaneous use of a single file by UNIX and Windows NT systems in Fibre Channel Storage Area Networks. The CentraVision file sharing system provides value by improving workflow efficiency, enabling collaborative workgroups and delivering high-performance file sharing in network environments.

    Our in-house software development team is actively engaged in developing and enhancing our proprietary software products that, when used with our hardware products, or other vendors' hardware products, may provide an integrated storage solution. All of our software products are certified to operate in conjunction with our hardware products and may also be certified to operate with hardware products provided by competitors.

    THIRD-PARTY SOFTWARE

    All our hardware products are designed for use on open systems computer networks in conjunction with storage management software provided by a third party or by us. Currently, over 50 different storage management software packages support our products, including software offerings from Computer Associates, Hewlett-Packard, IBM, Legato Systems, Network Integrity and VERITAS Software.

    We work closely with storage management software companies in a number of ways. We periodically engage in discussions with developers at these companies regarding the marketplace, end-user needs and potential solutions to these needs combining our products and the developer's storage management software. We partner with storage management software companies to offer promotional product bundles, offering customers a special price on the combination of one of our products and a storage management software product. In addition, our field sales force strives to maintain relationships with counterparts from each of the storage management software companies and frequently participates in joint sales calls and seminars. We also maintain technical relationships with developers at these companies, in most cases providing our products for their use in developing software for our products. In addition, our systems engineering lab performs ongoing compatibility testing with a variety of storage management software products.

    FIBRE CHANNEL, SAN, NAS AND OTHER EMERGING TECHNOLOGIES

    In meeting the needs of data-intensive open systems computing environments, we have combined our solutions expertise with strategic investments and key partnerships to integrate our products with SAN, NAS and other emerging technologies.

    We partner with Crossroads Systems, a developer of high-performance Fibre Channel storage area network connectivity tools. Through this relationship, we introduced our FibreReady-TM- line of native Fibre Channel tape libraries, the first in the industry. We also offer standalone Fibre Channel routers, which allow all our hardware products to be integrated into SANs.

    StorNext is a Network Attach Storage archiving solution developed by us that provides a network archiving resource for storage of data that can not be deleted. As opposed to storage devices which are disk based, StorNext utilizes the high-density and low cost of tape to deliver a cost-effective network attach solution. StorNext is the first all-purpose NAS product available on the market, and is compatible with all ADIC Scalar series libraries.

    We intend to continue building relationships with technology companies in order to further enhance the breadth and depth of our product line and introduce new products in areas such as Fibre Channel, SAN and NAS.

STRATEGIC INVESTMENTS

    In the past two years, we have invested an aggregate of $15.0 million in three companies that are developing innovative technologies for the data storage market. We intend to make similar investments in the future as more opportunities arise.

    In August 1997, we invested $4.0 million in, and signed an OEM distribution agreement with, Crossroads Systems, a developer of high-performance Fibre Channel SAN connectivity tools. Through this investment, we gained early access to Fibre Channel technology, which allowed us to be the first in the industry to integrate this technology into our automated libraries.

    In December 1998, we invested $4.0 million in Network Integrity, a software company that develops and markets real-time data distribution and continuous data protection solutions for Windows NT environments. Network Integrity's products minimize network traffic and reduce the total amount of data storage by recording byte-level changes to files. We offer Network Integrity's Windows NT-based data protection software products through our distribution channels.

    In July 1999, we invested $7.0 million in @Backup, an Internet-based backup and data access service company. @Backup offers secure, off-site, automatic backup of computer data for mobile users, small enterprises and individuals.

    We believe we benefit from these investments in a variety of ways, including:

    - gaining access to compelling products, which may be integrated in or paired with our own products;

    - working with technology innovators to gain valuable training and insight into emerging markets;

    - accessing additional distribution channels for our products; and

    - potentially realizing future investment gains.

SALES AND MARKETING

    Our sales and marketing strategy is to deploy a comprehensive sales, marketing and support infrastructure to address our target markets both domestically and internationally. We rely on multiple distribution channels to reach end-user customers ranging in size from small businesses to government agencies and large multinational corporations. Our channels include distributors, VARs and OEMs. We support these channels with a sales force operating out of our headquarters in Washington and France in addition to over 30 regional field sales offices in North America and Europe. The majority of our products are sold under the ADIC brand name, but we also sell under the names of various OEM customers. Such sales to OEM customers are growing as a percentage of sales.

    DISTRIBUTORS AND VARS

    We sell our products to large regional and national distributors which in turn resell our products to national, regional or local VARs with expertise in integrating network solutions for end users. We support these VARs through our authorized reseller programs. In the case of larger, more complex sales situations, our field sales force may work in conjunction with a VAR to support the sales process. We currently have relationships with several major North American distributors, including GE IT Distribution Group, Arrow Electronics, Bell Microproducts, Ingram Micro and Tech Data. In fiscal 1999 Ingram Micro and Tech Data represented 12% and 8%, respectively, of our net sales.

    Similar to North America, we also have relationships with a number of large regional and national distributors internationally. We believe international markets represent an attractive growth opportunity and intend to expand the scope of our international sales efforts by continuing to actively pursue additional international distributors and resellers. International sales represented 40% of our net sales in fiscal 1999, the majority of which occurred in Europe.

    We have direct sales relationships with "Premier VARs" throughout North America and Europe. These Premier VARs are typically larger VARs specializing in data storage and network solutions for client/server networks. Premier VARs assume increased levels of responsibility for sales and support, although they are still occasionally assisted by our field sales force in certain large, complex sales situations.

    OEMS

    We sell our products to several companies under private label or OEM relationships. Private labelers and OEMs generally resell our products under their own brand name and typically assume responsibility for product sales, service and support. These relationships enable us to reach end users not served by our other reseller distribution channels and to serve select geographic or vertical markets where specific OEMs have exceptional strength. We maintain ongoing discussions with private labelers and OEMs, including leading systems suppliers, regarding opportunities for our products. Our existing OEM relationships include Dell Computer, Unisys, Exabyte, Tandberg Data, Benchmark Tape Systems and Plasmon. In addition, in the past year, IBM selected us as the automation supplier for its StorageSmart Ultrium Linear Tape-Open drives. We have also entered into an expanded relationship with Fujitsu Siemens Computers that will include a broad range of storage management products for mainframe and open computer systems. For fiscal 1999, sales to Dell Computer represented 13% of our net sales.

    DIRECT CORPORATE SALES

    We maintain direct corporate sales relationships with a moderate number of large national and multinational companies in various industries, including technology, industrial, telecom, financial and service firms. We typically work with the company's central information services organization to assess data storage backup and archival needs and then recommend a data storage solution. The successful culmination of this recommendation may be the creation of a corporate standard, including a selection of our products for the company's ongoing storage needs. In these direct selling situations, we attempt to avoid conflict with existing reseller and OEM channels.

    We also maintain direct sales relationships with a number of large government and private entities where the complexity or confidentiality of required storage solutions is such that the customer's needs are best served by working directly with us.

    MARKETING

    We support our VAR, OEM and direct sales channels with a broad array of marketing programs designed to build our brand name, attract additional resellers and OEMs and generate end-user demand. Resellers are provided with a full range of marketing materials, including product specification literature and application notes. We advertise in key network systems publications and participate in national and regional tradeshows both domestically and internationally. Our Web page features a comprehensive collection of marketing information, including product specification sheets, product user manuals and application notes. Our field sales force conducts seminars targeting end users, often with a sales representative from one of the storage management software companies. We also conduct sales and technical training classes for our resellers. We periodically engage in various promotional activities for resellers and end users, including product-specific rebates, bundling our products with selected storage management software and certificates for free tape-drive cleaning cartridges.

    In addition to these activities, our marketing organization's product management team is responsible for initiating development of new products and product line extensions. In order to create a product development plan, our product management team combines its assessment of end-user needs, channel requirements, technology developments and competitive factors with input from the engineering, sales and manufacturing organizations.

END USERS

    End users of our products represent a wide variety of industries, including the technology, industrial/entertainment, telecom, financial and services industries, and range from mid-size businesses to Fortune 500 companies. The table below lists representative end users of our products.

                           INDUSTRIAL/
     TECHNOLOGY           ENTERTAINMENT          TELECOM           FINANCIAL                  SERVICES
---------------------   -----------------   -----------------   ----------------   ------------------------------
Adobe                   Chevron             AT&T                Abbey National     Andersen Consulting
Cisco                   Disney              Bell Atlantic       Bank of America    Arthur Andersen LLP
Dell                    Ford                British Telecom     Chase Manhattan    Ernst & Young LLP
Excite@Home             Rolls Royce         Deutsche Telekom    Deutsche Bank      PricewaterhouseCoopers LLP
Homegrocer.com          Shell Oil           MCI Worldcom        Fidelity           Survivors of the Shoah Project
Microsoft               Sony                Nokia               HypoVereinsbank
Peoplesoft              Volvo                                   Prudential
SAP
Yahoo!

CUSTOMER SERVICE AND SUPPORT

    We view customer service and support as strategically important elements of our business. Our customer service and support effort consists of five components:

    - TECHNICAL SUPPORT. Our ADIC Technical Assistance Center, or ATAC, provides 24-hour-a-day, seven-day-a-week technical support for our products. Our multilingual staff is trained not only with respect to our products, but is also experienced with storage management and network operating system software. Our staff is located principally in Washington, Colorado and France, with phone calls being routed to the location with the most timely available expertise. Smaller library products with problems not resolved via telephone support may be returned to us for repair or replacement during the warranty period. We make a number of service alternatives available for a nominal fee, including in-house repair, loaner units and advanced exchange service.

    - SALES AND SYSTEMS ENGINEERING. Sales and systems engineers provide both pre- and post-sales technical support to resellers and end users. Systems engineers typically become involved in more complex problem-solving situations involving interactions among our products, third-party storage management software, the network server hardware and the network operating system. System engineers work with resellers and end users both over the telephone and on-site. We view this capability as an opportunity for growth as it allows us to provide and support storage solutions with the highest level of complexity and value to the customer.

    - ON-SITE SERVICE. Our field service team and third-party service providers offer on-site service for our products. A wide variety of programs are available, including an on-site service response time of four hours, seven days a week. Most of the mid-range and larger automated libraries that we sell include at least a one-year service warranty. As our installed base of products has grown, post-warranty service has become an increasingly important source of customer loyalty and revenue.

    - TRAINING. We offer a comprehensive training program to resellers and end users. Training classes are conducted at locations worldwide.

    - WARRANTY. Parts and labor for our standard products are covered under warranty for periods ranging from three months to three years. We pass on to the customer the warranty provided by the manufacturer of tape drives, other recording devices and media used in our products.

MANUFACTURING AND SUPPLIERS

    We have manufacturing facilities in Washington, Colorado and Germany. Several existing and potential OEM customers, including Dell Computer, have audited the Washington facility. Our Washington and Germany facilities are ISO 9001 certified, and our Colorado facility is in the process of obtaining ISO 9001 certification. Certification is expected in April 2000.

    Our Washington facility is responsible for building all mid-range to lower-capacity libraries, including our FastStor-TM- product line. Our Colorado facility is responsible for building the Scalar-Registered Trademark- 1000 tape libraries, and our highest-capacity libraries are built in our Germany facility. All these facilities have processes that entail manufacturing electro-mechanical robotic devices, integrating third-party recording devices and performing tests on the completed device. Our manufacturing strategy is to perform product assembly, integration and testing, leaving component and piece-part manufacturing to our supplier partners.

    We work closely with a group of regional, national and international suppliers to obtain parts and components meeting our specifications. Though our designs are proprietary, the various components, other than data storage recording devices, are available off the shelf or are manufactured using standard, readily available techniques, which limit supplier base risk and facilitate volume increases.

    We depend on third-party manufacturers to supply us with magnetic tape drives, optical disks or other storage devices that we incorporate into our products. We do not have long-term contracts with any of our significant suppliers. We carefully coordinate our inventory planning and management with our suppliers and customers to match our production to market demand. Product orders are confirmed and, in most cases, shipped to the customer within one week. Larger libraries often have longer lead times and include on-site integration and customer acceptance. Since we fill the majority of our orders as they are received, we do not believe that our backlog levels are indicative of future sales.

RESEARCH AND DEVELOPMENT

    Our research and development team has developed multiple product generations of automated tape library and software products. Our research and development efforts rely on the integration of multiple engineering disciplines to generate products that competitively meet market needs in a timely fashion. Successful development of automated tape libraries requires the melding of firmware design, electro-mechanical design, electronic design and engineering packaging into a single, integrated product. Product success also relies on the engineering team's thorough knowledge of each of the different tape, optical and other recording devices, as well as communication protocols. Software products rely on a comprehensive understanding of multiple operating system environments, programming techniques, file management structures, communication protocols and user applications and needs.

    Our new product development is frequently stimulated by the availability of an enhanced tape device or other storage technology. As device manufacturers compete in the marketplace, they continually invest in research and development to gain performance leadership either by offering increasingly enhanced versions of their current device products or by introducing an entirely new technology. We continually monitor progress in developing alternative removable media technologies which may be incorporated into our products. We also identify and define new products based on the more traditional identification of a market need which we believe we can successfully fill. Our sales, marketing, product development and engineering organizations all contribute to this identification process.

    With these product development efforts, time and investment requirements tend to be significant, both in terms of engineering and tooling for manufacturing. However, we have found that we have, in many instances, been able to leverage our previous engineering investments into new products. For example, the firmware, or operating system, of the Scalar library product is based on successive generations of the operating system developed for our first library. Our engineers also have been able to leverage electro-mechanical and electronic hardware designs from previous products into next-generation designs. In some cases, entire subassemblies are transferable, leveraging not only engineering time but also tooling investments, materials purchasing, inventory stocking, manufacturing and after-sale service. Our newest product, the Scalar 100, was designed to accommodate versions utilizing AIT, DLT and LTO storage devices by switching only four components. This type of design leveraging helps control inventory and cost while still offering our customers the broadest range of storage products in the industry. Similarly, the AMASS NT storage management system is entirely new software, but its logic and structure are based heavily on AMASS UNIX products which have been through multiple generations of development over the past several years.

    Our research and development expenses were $13.4 million, $4.5 million and $2.9 million for fiscal 1999, 1998, and 1997, respectively. We intend to maintain the higher level of research and development spending we experienced in fiscal 1999 as we continue investing in software development and new hardware products.

COMPETITION

    The markets for data storage solutions in general, and automated tape libraries and storage management software in particular, are intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products they offer. As we offer a broad range of automated tape library, software and complementary products, we tend to have a large number of competitors that differ depending on the particular product format and performance level. In the automated tape library market, we compete with a number of companies, most significantly ATL Products, a Quantum Company and StorageTek. Since there are relatively low barriers to entry into the automated tape library market, we anticipate increased competition from other sources, ranging from emerging to established companies, including large system
OEMs. Many of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than we do. Our competitors may develop new technologies and products that are more effective than our products. In addition, competitive products may be manufactured and marketed more successfully than our products. We believe the primary competitive factors in the market for data storage products are performance, reliability, breadth of product line, distribution strength, product availability and price, as well as customer service, including technical and sales support.

INTELLECTUAL PROPERTY

    We rely predominately on our full product line, strong channel structure, and over a decade of library and software development experience to compete in our marketplace. However, our success also depends on our proprietary technology. We attempt to protect our technology through a combination of patents, copyrights, trade secret laws, trademarks, confidentiality procedures and contractual obligations. We hold patents on various design elements of our automated storage library products in the United States and in international jurisdictions, and we are pursuing several additional patent applications. Our software products are copyrighted with our banners and notices. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology, and these measures may not preclude competitors from independently developing products or technologies that are substantially equivalent or superior to our products and technology. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition and operating results.

TEAM MEMBERS (EMPLOYEES)

    As of October 31, 1999, we had 690 full-time team members, including 130 in sales and marketing, 112 in engineering and research and development, 155 in systems engineering, customer service and technical support, 221 in manufacturing and operations, and 72 in finance, general administration and management. None of our North American team members is covered by collective bargaining agreements. We consider our relations with our team members to be good.

    Our future success depends in large part on our ability to attract and retain key team members. Competition for highly skilled technical, sales and management personnel is intense. In the future we may not be successful in retaining our existing team members or in attracting additional qualified team members.

                                  RISK FACTORS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, THE ACCURACY OF WHICH IS SUBJECT TO MANY RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISK FACTORS.

OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE FOR A NUMBER OF
  REASONS, WHICH MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

    Our quarterly operating results have varied in the past and are likely to vary significantly in the future due to several factors, including:

    - size and timing of significant customer orders;

    - shifts in product or distribution channel mix;

    - increased competition and pricing pressure;

    - timing of new product announcements and releases by us or our competitors;

    - new product developments by storage device manufacturers;

    - recognition of losses or gains from our strategic investments;

    - the rate of growth in the data storage market;

    - market acceptance of new and enhanced versions of our products;

    - timing and levels of our operating expenses;

    - gain or loss of significant customers or distributors;

    - currency fluctuations; and

    - personnel changes.

    Our quarterly revenue and operating results have been affected by seasonal trends. These trends often result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices and our sales commission and budgetary structure.

    Operating results in any period should not be considered indicative of the results investors can expect for any future period. We cannot assure you that we will be able to sustain our recent levels of quarterly revenue and net income, as normalized for unusual or one-time items, or that we will maintain profitability in any future period. Any unfavorable change in the factors described above or any other factors could adversely affect our operating results for a particular quarter. In addition, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In any of these events, the price of our common stock would likely decline.

BECAUSE WE OPERATE WITH LITTLE BACKLOG, OUR OPERATING RESULTS COULD BE ADVERSELY
  AFFECTED IF WE DO NOT ACCURATELY ANTICIPATE FUTURE SALES LEVELS

    Historically, we have operated with little order backlog and, due to the nature of our business, do not anticipate that we will have significant backlog in the future. Consequently, a large portion of our revenue in each quarter results from orders placed during that quarter. Because of the relatively large dollar size of orders from our distributors and original equipment manufacturers, or OEMs, delay in the placing of a small number of orders by a small number of purchasers could negatively affect our operating results for a particular period. In addition, our operating expense levels are, in the short term, largely fixed and are based, in part, on expectations regarding future revenue. Thus, our operating results could be disproportionately affected if we do not receive the expected number of orders in a given quarter and our revenue falls below our expectations.

COMPETITION IN THE OPEN SYSTEMS STORAGE SOLUTIONS MARKET MAY LEAD TO REDUCED
  MARKET SHARE, DECLINING PRICES FOR OUR PRODUCTS AND REDUCED PROFITS

    The markets for data storage solutions in general, and automated tape libraries and storage management software in particular, are intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. These conditions could render our products less competitive or obsolete and could harm our business, financial condition and ability to market our products as currently contemplated. Because we offer and are developing a range of open systems storage solutions, including automated tape libraries, software and storage peripherals, our competitors differ depending on the product format and performance level. Some of our competitors have significantly more financial, technical, manufacturing, marketing and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may develop products and technologies that are less expensive or technologically superior to our products. In addition, our competitors may manufacture and market their products more successfully than we do our products.

    There is significant price competition in the markets in which we compete, and we believe that pricing pressures are likely to continue. Certain competitors may reduce prices in order to preserve or gain market share. To successfully compete in this market, we must be able to manage our component and product design costs. This pricing pressure, and our potential inability to manage our component and product design costs, could result in significant price erosion, reduced gross profit margins and loss of market share, which could negatively affect our business, financial condition and operating results.

THE STORAGE DEVICE MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL EVOLUTION, AND
  OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW PRODUCTS

    The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. At this time, the data storage market is particularly subject to change with the emergence of Fibre Channel protocol and new storage solutions such as storage area networks, or SANs, and network attached storage, or NAS, devices. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

    - the difficulty in forecasting customer demand accurately;

    - our inability to expand production capacity fast enough to meet customer demand;

    - the possibility that new products may cannibalize our current products;

    - delays in our initial shipments of new products;

    - competitors' responses to our introduction of new products; and

    - the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

    In addition, we must be able to maintain the compatibility of our products with significant future device technologies, and we must rely on producers of new device technologies to achieve and sustain market acceptance of those technologies. Development schedules for high-technology products are subject to uncertainty, and we may not meet our product development schedules.

    If we are unable, for technological or other reasons, to develop products in a timely manner or if the products or product enhancements that we develop do not achieve market acceptance, our business will be harmed.

WE RELY ON TAPE TECHNOLOGY FOR A SUBSTANTIAL PORTION OF OUR REVENUE

    We derive a significant majority of our revenue from products that incorporate some form of tape technology, including digital linear tape, or DLT. Most often, these tape drive products are available from only a single manufacturer, and we expect to continue to derive a substantial amount of revenue from these products for the foreseeable future. As a result, our future operating results significantly depend on the continued availability and market acceptance of products employing tape drive technology. If products incorporating other technologies gain comparable or superior market acceptance, our business, financial condition and operating results would be adversely affected unless we successfully develop and market products incorporating the new technology.

WE DEPEND ON CERTAIN KEY SUPPLIERS, SOME OF WHICH ARE ALSO OUR COMPETITORS

    We do not possess proprietary magnetic tape drive, optical disk, high-density disk or other storage technologies and, consequently, we depend on a limited number of third-party manufacturers to supply us with the devices that we incorporate into our products. In some cases, these manufacturers are sole-source providers of the device technology. Some of these sole-source manufacturers market their own tape library products, and are thus also our competitors. Quantum is the primary supplier of DLT drives and has, in the past, allocated quantities of drives among its customers. It is possible that Quantum will again resort to allocation and, as a result, we may not be able to meet our future DLT drive requirements. It is likely that we will also depend on a small number of suppliers in the event other device technologies supplement or supplant DLT devices in any of our products.

    In September 1998, Quantum acquired ATL Products. ATL designs, manufactures, markets and services automated tape libraries that compete with our small and mid-range library products. ATL may be able to manufacture and market these competitive products more successfully than we can manufacture and market our products, especially since ATL now has access to Quantum's financial and other resources. Furthermore, because Quantum is now competing directly with us in certain markets through ATL, Quantum may be unable to meet our demand for DLT drives or may provide these products to us at less competitive prices.

    Our other suppliers have in the past been, and may in the future be, unable to meet our supply needs, including our needs for timely delivery, adequate quantity and high quality. We do not have long-term contracts with any of our significant suppliers. If these suppliers were to decide to pursue the tape library market directly, they may cease supplying us with tape drives and media, in which case we may be unable to obtain adequate supplies of tape drives and media at acceptable prices, if at all. The partial or complete loss of any of our suppliers could result in significant lost revenue, added costs and production delays or may otherwise harm our business, financial condition, operating results and customer relationships.

WE HAVE A CONCENTRATED CUSTOMER BASE, AND THEREFORE THE LOSS OF A SINGLE
  CUSTOMER COULD
  NEGATIVELY AFFECT OUR OPERATING RESULTS

    The majority of our end users purchase our products from value-added resellers, or VARs. For the small and mid-range libraries, many of these VARs purchase our products from large distributors such as Ingram Micro and others. In fiscal 1999, Ingram Micro represented 12% and Tech Data represented 8% of our net sales. We have no long-term orders with any of our significant customers or distributors.

Generally we sell products pursuant to purchase orders. In addition, our distributors carry competing product lines which they may promote over our products. A distributor may not continue to purchase our products or market them effectively. Moreover, certain of our contracts with our distributors contain "most favored nation" pricing provisions which mandate that we offer our products to these customers at the lowest price offered to other similarly situated customers.

    Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

    - the reduction, delay or cancellation of orders or the return of a significant amount of products;

    - the loss of one or more of such resellers; or

    - any financial difficulties of such resellers that result in their inability to pay amounts owed to us.

WE EXPECT TO INCREASE OUR FOCUS ON OEM SALES AND COULD BE ADVERSELY AFFECTED IF
  OUR OEM SALES EFFORTS ARE NOT SUCCESSFUL

    We rely on OEMs such as Dell Computer, Unisys, Exabyte, Tandberg Data, Benchmark Tape Systems and Plasmon for the sale of our products, and are increasing our focus on sales to OEMs. Sales to Dell Computer represented 13% of sales in fiscal 1999; sales to all OEMs represented 16% of sales in fiscal 1999. OEMs typically conduct substantial and lengthy evaluation programs before certifying a new product for inclusion in their product line. We may be required to devote significant amounts of financial and human resources to these evaluation programs with no assurance that our products will ever be selected. In addition, even if selected by the OEM, there generally is no requirement that the OEM will purchase any particular amount of product or that it will refrain from purchasing competing products. Further, OEM sales typically feature lower margins than we have obtained in the past through our other distribution channels.

    In addition, in the past year, IBM selected us as the automation supplier for their StorageSmart Ultrium Linear Tape-Open drives. We have also entered into an expanded relationship with Fujitsu Siemens Computers that will include a broad range of storage management products for mainframe and open computer systems.

    Sales of our large libraries, and the revenue associated with the on-site service of those libraries, are somewhat concentrated in specific customers, including government agencies and Raytheon Company, the former parent company of our subsidiary formerly known as EMASS, Inc. If any of the resellers, OEMs or other large customers decide not to continue to purchase our products, our business, financial condition and operating results may be harmed.

OUR OPERATING RESULTS WOULD BE ADVERSELY AFFECTED BY A SIGNIFICANT AMOUNT OF
  PRODUCT RETURNS

    Our customers have rights in certain instances to return products to us, and we may otherwise allow product returns if we think that doing so is in the interest of maximizing the effectiveness of our sales channels. We estimate and reserve for potential returns in our reported financial results. Actual returns could exceed the level of our estimates due to new product introductions or other changes affecting the market for our products. If returns are made at levels that exceed our estimates, our financial results could be adversely affected in the periods of these returns.

WE MAY MAKE ACQUISITIONS THAT ARE NOT SUCCESSFUL

    We have in the past acquired businesses, and we may do so in the future. Acquisitions present a number of risks, including:

    - our ability to successfully integrate the acquired entity's operations, technologies and products with our own;

    - our ability to retain key customers and employees;

    - our ability to manage a larger and more diverse business, a portion of which may be in markets where we have no or limited prior experience;

    - unanticipated costs associated with the integration of the acquired entity into our business;

    - the diversion of management's attention from our core business during the acquisition process;

    - potential adverse effects on existing business relationships with suppliers and customers; and

    - charges and write-offs incurred in connection with acquisitions.

    Additionally, we expect that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, assumption of indebtedness and/or rights to purchase stock. Dilution to existing shareholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions. Dilution may occur if the earnings from such acquisitions do not exceed associated interest and other charges. We may also incur charges from the completion of acquisitions such as the expense of in-process research and development for the EMASS and MountainGate acquisitions or severance or other charges arising from the integration of the businesses.

WE MAY NOT BE ABLE TO SUSTAIN OUR CURRENT GROWTH OR EFFECTIVELY MANAGE ANY
  FUTURE GROWTH

    We are experiencing rapid growth. This growth has resulted in, and may possibly create in the future, additional capacity requirements, new and increased responsibilities for management personnel, and added pressures on our operating and financial systems. Our facilities, personnel and operating and financial systems may not be sufficient to manage and sustain our current or future growth, and additional growth may detract from our ability to respond to new opportunities and challenges quickly. Our ability to manage any future growth effectively will also depend on our ability to hire and retain qualified management, sales and technical personnel. If we are unable to manage growth effectively or hire and retain qualified personnel, our business, financial condition and operating results could be materially negatively affected. In addition, to the extent expected revenue growth does not materialize, increases in our selling and administrative costs that are based on anticipated revenue growth could harm our operating results.

ANY INABILITY TO MEET OUR FUTURE CAPITAL REQUIREMENTS WOULD LIMIT OUR ABILITY TO
  GROW

    We may need, or could elect, to seek additional funding in the future. In the event we need to raise additional funds, we may not be able to do so on favorable terms, if at all. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS

    Net sales to customers outside the United States accounted for 33% of net sales in fiscal 1998 and 40% in fiscal 1999. We believe that international sales will continue to represent a significant portion of our net sales. Our international operations and sales to customers outside the United States subject us to a number of risks, including:

    - the imposition of governmental controls;

    - exposure to foreign exchange risk;

    - the need to comply with a wide variety of foreign and U.S. export laws;

    - political and economic instability in certain international markets;

    - trade restrictions and protectionist laws and business practices that favor local competition;

    - changes in tariffs and tax laws;

    - longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable;

    - potentially lower level of protection of our intellectual property than in the United States;

    - greater difficulty of administering business overseas;

    - the need to support multiple languages;

    - difficulty recruiting sales and technical support personnel with the skills to support our products;

    - potential severance exposure related to our employee agreements with our European employees; and

    - dependence on local vendors.

    Furthermore, although we endeavor to meet standards established by foreign regulatory bodies, we may not be able to comply with changes in foreign standards in the future. Our inability to design products to comply with foreign standards could harm our business, financial condition and operating results.

WE MAY BE SUED BY OUR CUSTOMERS FOR PRODUCT LIABILITY CLAIMS AS A RESULT OF
  FAILURES IN OUR DATA STORAGE PRODUCTS

    We face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

WE MAY FACE CURRENCY RISKS ASSOCIATED WITH FLUCTUATING FOREIGN CURRENCY
  VALUATIONS

    Currently, over one-half of our international sales are denominated in U.S. dollars, and fluctuations in the value of foreign currencies relative to the U.S. dollar could therefore make our products less price competitive. The remaining portion of our international sales are denominated in foreign currencies, primarily the German mark, British pound sterling and French franc. A decrease in the value of a relevant foreign currency in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Furthermore, the expenses of our international subsidiaries are denominated in their local currencies. Because we currently engage in only limited foreign currency hedging transactions, our operating results could be adversely affected by movement in foreign currency exchange rates.

WE MAY NEED TO UPGRADE OUR FINANCIAL AND OTHER SOFTWARE TO ACCOUNT FOR THE
  EUROPEAN ECONOMIC COMMUNITY'S ADOPTION OF THE EURO

    On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, commonly known as the Euro. During the three years beginning January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French franc or the German mark, as well as the Euro. Thereafter, all transactions must be recorded in Euros. We will need to ensure that our financial and other software systems are capable of processing transactions and properly handling both the existing currencies and the Euro. We are still assessing the impact that the introduction and use of the Euro will have on our internal systems. We do not currently expect the introduction and use of the Euro will materially affect our business; however, if we encounter unexpected difficulties, our business could be harmed.

A NUMBER OF KEY PERSONNEL ARE CRITICAL TO THE SUCCESS OF OUR BUSINESS

    Our future success depends in large part on our ability to retain certain key executives and other personnel, some of whom have been instrumental in establishing and maintaining strategic relationships with key suppliers and customers. We do not have any employment agreements with our U.S. employees, except for change of control agreements with our executive officers. Our future growth and success will depend in large part on our ability to hire, motivate and retain highly qualified management, technical, operations and sales and marketing personnel. Competition for such personnel is intense in the high-technology industry, particularly in the Seattle and Denver areas. We may not be able to retain our existing personnel or attract additional qualified personnel in the future. In addition, companies in our industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified personnel, and such claims could result in litigation. Regardless of the merits of these claims, we could incur substantial costs in defending ourselves against these claims.

A FAILURE TO DEVELOP AND MAINTAIN PROPRIETARY TECHNOLOGY WILL NEGATIVELY AFFECT
  OUR BUSINESS

    Because our business depends on technology, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology. We hold patents on various design elements of our automated storage library products in the United States and international jurisdictions, and we are pursuing additional patent applications. We cannot be certain, however, that we will receive any future patents or that any patents we do receive will be valid or provide meaningful protection for our product innovations. We also rely on a combination of copyright, trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. Such rights, however, may not preclude competitors from developing products that are substantially equivalent or superior to our products. In addition, many aspects of our products are not subject to intellectual property protection and can therefore be reproduced by our competitors.

    While we are not currently engaged in any intellectual property litigation or proceedings, we may become so involved in the future. We are now, and we may in the future be, subject to claims or inquiries regarding our alleged unauthorized use of a third party's intellectual property. An adverse outcome in litigation could subject us to significant liabilities to third parties, require us to license technology from others or require us to cease marketing or using certain products, any of which could negatively affect our business, financial condition and operating results. If we are required to seek licenses under patents or proprietary rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could harm our business, financial condition and operating results.

OUR INCREASED RESEARCH AND DEVELOPMENT SPENDING MAY NOT YIELD RESULTS THAT
  JUSTIFY THE COSTS INCURRED

    We have substantially increased our research and development spending over that of prior periods. Our products and markets are technologically advanced and rapidly evolving, and we cannot be assured that these efforts will successfully provide us with new or upgraded products that will be competitive. If these programs are not successful, our increased investment in research and development will not yield corresponding benefits to us.

UNDETECTED SOFTWARE OR HARDWARE ERRORS COULD INCREASE OUR COSTS AND REDUCE OUR
  REVENUE

    We may not be able to adequately control and eliminate manufacturing flaws. Our products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur in our products or those of our vendors, we could experience a rate of failure in our products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in our future growth. We frequently revise and update manufacturing and test processes to address engineering and component changes to our products and evaluate the reallocation of manufacturing resources among our facilities. We cannot assure you that our efforts to monitor, develop and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial shipment delays, significant repair or replacement costs and damage to our reputation. In addition, our products are combined with products from other vendors. As a result, when problems occur, it is difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

WE FACE SUBSTANTIAL WARRANTY EXPOSURE

    We generally provide product warranties for varying lengths of time. In the past, we have incurred higher warranty expenses relating to new products than we typically incur with established products. In anticipation of such expenses, we establish allowances for the estimated liability associated with product warranties. However, these warranty allowances may be inadequate, and we may incur substantial warranty expenses in the future with respect to new or established products.

WE HAVE ANTITAKEOVER PROVISIONS IN PLACE THAT MAKE IT MORE DIFFICULT FOR A THIRD
  PARTY TO ACQUIRE US

    Our Board of Directors has the authority, without any action by the shareholders, to issue up to 2,000,000 shares of preferred stock and to fix the rights and preferences of such shares. In addition, we have adopted a shareholder rights plan involving the issuance of preferred stock purchase rights designed to protect our shareholders from abusive takeover tactics by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board. Certain provisions in our articles of incorporation, bylaws and shareholder rights plan, as well as Washington law, and the ability of our board to issue preferred stock, may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and other rights of the holders, of common stock.

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE

    The market price of our common stock has experienced fluctuations since it commenced trading in October 1996 and is likely to fluctuate significantly in the future. Our stock price can fluctuate for a number of reasons, including:

    - announcements about us or our competitors;

    - quarterly variations in operating results;

    - the introduction of new technology or products or changes in product pricing policies by us or our competitors;

    - comments regarding us and the data storage market made on Internet bulletin boards; and

    - changes in earnings estimates by analysts or changes in accounting policies.

    In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

RISKS ASSOCIATED WITH YEAR 2000 NONCOMPLIANCE MAY ADVERSELY AFFECT OUR BUSINESS

    Our customers and potential customers may defer information technology purchases generally until the extent of year 2000 related problems, if any, actually experienced after December 31, 1999, become clear. Any such deferral of purchases by our customers or potential customers could harm our business, financial condition and operating results. See additional year 2000 risk factors in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure."

ITEM 2.  FACILITIES

    We lease facilities in Washington and Colorado of approximately 65,000 square feet and approximately 86,000 square feet, respectively. The Washington facility houses our primary executive offices; both facilities house marketing, sales, customer support, research and development, systems engineering, and manufacturing organizations. A 5,000 square facility is leased in Nevada where MountainGate is currently located. We also own a manufacturing facility in Germany where we produce our large libraries. We lease additional facilities throughout the United States and Europe for our regional sales offices and customer service and support personnel. An additional leased facility in Washington serves certain warehouse needs. Finally, we lease regional sales offices in France, Germany and the United Kingdom for the sales, marketing and customer support organizations serving Europe, the Middle East and Africa.

ITEM 3.  LEGAL PROCEEDINGS

    We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR OUR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol "ADIC". As of October 31, 1999, there were approximately 248 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq National Market. The prices included in the table have been adjusted to reflect the two-for-one split of our outstanding stock that was effected on August 12, 1999.

                                                               HIGH              LOW
                                                           ------------      ------------
Fiscal Year 1998:
  1(st) Quarter..........................................  $10 1/4           $ 6 25/32
  2(nd) Quarter..........................................  $ 9 31/32         $ 7
  3(rd) Quarter..........................................  $10 1/4           $ 4 3/8
  4(th) Quarter..........................................  $ 6 15/16         $ 3 1/16

Fiscal Year 1999:
  1(st) Quarter..........................................  $10 3/8           $ 6 9/16
  2(nd) Quarter..........................................  $11 3/4           $ 6 19/32
  3(rd) Quarter..........................................  $24 15/16         $10 3/8
  4(th) Quarter..........................................  $41               $15 7/8

    It is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future.

    Information relating to our issuance of unregistered shares of common stock in connection with our acquisition of MountainGate Imaging Systems Corporation is incorporated by reference to the Form 8-K we filed on September 20, 1999, the relevant portion of which is included as Exhibit 99.1 to this Annual Report on Form 10-K. Those shares were subsequently registered for resale under a registration statement on Form S-3 that we filed on November 3, 1999 and the SEC declared effective on November 12, 1999.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    In the table below, we provide our selected historical consolidated financial data. We have prepared this information using our consolidated financial statements for the five years ended October 31, 1999. The information below reflects our operation as a subsidiary of Interpoint Corporation from February 11, 1994 to October 15, 1996. On October 15, 1996, Interpoint spun us off into a separate company. It is important that you read this selected historical consolidated financial data along with our historical annual financial statements and related notes included in this Report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                          FISCAL YEARS ENDED OCTOBER 31,
                                               ----------------------------------------------------
                                                 1995       1996       1997     1998(1)    1999(1)
                                               --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME:
Net sales....................................  $31,716    $58,957    $93,204    $114,557   $223,367
Cost of sales................................   22,107     41,887     65,556      81,389    146,627
                                               -------    -------    -------    --------   --------
  Gross profit...............................    9,609     17,070     27,648      33,168     76,740

Operating expenses:
  Selling and administrative.................    8,001      9,846     13,556      20,793     37,922
  Acquired in-process technology.............       --         --         --       4,492      2,054
  Research and development...................    1,097      1,542      2,910       4,483     13,356
                                               -------    -------    -------    --------   --------
Operating profit.............................      511      5,682     11,182       3,400     23,408
Other income(expense)........................     (296)      (394)     1,481       1,329      1,026
                                               -------    -------    -------    --------   --------
Income before provision for income taxes.....      215      5,288     12,663       4,729     24,434
Provision (benefit) for income taxes.........      (77)     1,858      4,166       3,174      8,917
Minority interest............................       --         --         --          25        299
                                               -------    -------    -------    --------   --------
Net income...................................  $   292    $ 3,430    $ 8,497    $  1,530   $ 15,218
                                               =======    =======    =======    ========   ========
Basic net income per share(2)................  $  0.02    $  0.21    $  0.47    $   0.08   $   0.75
                                               =======    =======    =======    ========   ========
Diluted net income per share(2)..............  $  0.02    $  0.21    $  0.46    $   0.08   $   0.73
                                               =======    =======    =======    ========   ========

CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents....................  $   624    $10,437    $32,807    $ 28,226   $156,548
Working capital..............................    7,249     24,596     53,358      66,581    194,365
Total assets.................................   13,943     36,710     75,194     112,407    452,974
Long-term debt and loan from Interpoint,
  excluding current portion..................    5,434         --         --      18,368      1,507
Shareholders' equity.........................    3,387     26,387     60,110      63,003    338,958

------------------------

(1) The Consolidated Statements of Income data for periods ending after August 19, 1998 reflect the acquisition of EMASS, Inc. on that date. The Consolidated Statement of Income data for fiscal 1998 reflects a $513,000 charge to cost sales as a result of purchase accounting adjustments and an expense of $380,000 of acquired duplicative assets relating to that acquisition. The Consolidated Statements of Income data for periods ending after September 17, 1999 reflect the acquisition of MountainGate on that date.

(2) Earnings per share data have been restated to conform with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and to reflect a two-for-one split of our common stock effected on August 12, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. THE CAUTIONARY STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "RISK FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE REQUIRED TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

GENERAL

    We provide hardware and software-based data storage solutions to the open systems marketplace. Our storage solutions integrate into a wide range of rapidly evolving network computing environments and are designed to enable organizations to organize, protect and retrieve complex mission-critical data. We design, manufacture, sell and support specialized data storage hardware and software products and provide related services. Currently, we derive substantially all of our revenue from the sale of storage libraries and related service and support. As a result of our investments in software development, we expect sales of our proprietary software products to increase in the future. We distribute our products primarily through value-added resellers (VARs), and original equipment manufacturers (OEMs), and we also sell directly to large end users.

    Since 1997, our general trends include growth in sales of library products, growth in international sales, a reduction in sales of standalone digital linear tape (DLT) drives and growth in our OEM business. Gross profit margins depend on a number of factors, including customer and product mix, price competition and tape drive costs. We cannot assure you that we can maintain our gross margin levels.

    In August 1998, we acquired EMASS, Inc. for $25.0 million in cash and the assumption of $2.0 million in indebtedness, and expensed $4.5 million of acquired in-process research and development. EMASS established our presence in Denver and expanded our operations in Europe. This acquisition brought with it certain product offerings, including large-scale libraries and proprietary software products designed to operate in conjunction with our hardware products and the hardware products of our competitors. Additionally, we gained a field service organization which now serves our combined business. The acquisition of EMASS resulted in increases in our net sales, selling and administrative expenses and research and development expenses. However, as a result of the complete integration of the EMASS business into our existing business, we do not separately track the operating results of the former EMASS business.

    On September 17, 1999, we acquired MountainGate Imaging Systems Corporation. In connection with the acquisition, we issued an aggregate of 110,000 shares of common stock, paid $200,000 cash and assumed approximately $2.0 million of MountainGate's debt. This acquisition brought with it CentraVision, a Storage Area Network (SAN) software technology. We expensed $2.1 million of acquired in-process research and development associated with CentraVision software.

    Foreign currency gains or losses arise as a result of our operation of European subsidiaries, the functional currencies of which are the French franc, German mark and British pound sterling. All monetary assets are translated into the functional currencies on the financial statements of these subsidiaries. Some U.S. dollar receivables and payables in these subsidiaries offset each other to reduce our exposure to transaction gains and losses. To the extent that these monetary assets and liabilities do not fully offset each other and the U.S. dollar exchange rate changes with respect to these currencies, transaction gains or losses may result. For large sales denominated in other currencies, we attempt to implement appropriate hedging strategies.

FISCAL YEAR 1999 COMPARED TO 1998

    NET SALES. Net sales in fiscal 1999 increased 95% to $223.4 million compared with net sales of $114.6 million in fiscal 1998. This increase reflects the recognition of revenue associated with the EMASS business for all of fiscal 1999 compared with recognition for two months of fiscal 1998, as well as strong sales growth across our major product lines in both our branded products and OEM business. Revenue from branded products increased in fiscal 1999 to $187.7 million. Revenue from OEMs was $35.7 million or 16% of total revenue for fiscal 1999 and $6.8 million or 6% of total revenue for fiscal 1998. Revenue from a single OEM was 13% in fiscal 1999. These OEM sales consisted primarily of the small library FastStor products. Net sales outside the United States accounted for 40% of our net sales in fiscal 1999 and 33% of our net sales in fiscal 1998.

    GROSS PROFIT. Gross profit was $76.7 million or 34% of net sales for fiscal 1999 compared to $33.2 million or 29% of net sales for fiscal 1998. The increase was due to a shift in product mix toward higher-margin tape libraries, software and service, and away from lower-margin standalone tape drives and media, as well as the effects of overall volume increases. Gross profit in fiscal 1998 was adversely impacted by higher overhead with our new Washington facility, increases in personnel to support our OEM business, and lower than anticipated product revenues. The cost of direct material, including tape drives, comprised a substantial majority of cost of sales in fiscal 1999 and 1998.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $37.9 million or 17% of net sales for fiscal 1999 compared to $20.8 million or 18% of net sales for fiscal 1998. The dollar increase in selling and administrative expenses was due to increased sales and administrative personnel both in the headquarters office and in regional offices throughout the United States and increased advertising and promotion costs. The slight percentage decrease in selling and administrative expenses was due to the increase in net sales.

    ACQUIRED IN-PROCESS TECHNOLOGY. In connection with the acquisitions of MountainGate in fiscal 1999 and EMASS in fiscal 1998, acquired in-process technology was identified and valued by an independent third party and was expensed immediately. In each case, the value of acquired in-process technology was determined by estimating the stage of development of each in-process research and development project at the date of acquisition and estimating cash flows resulting from anticipated revenues generated from such projects, and then discounting the projected net cash flow.

    In the case of MountainGate, the acquired in-process technology was valued at $2.1 million, approximately 23% of the total assets acquired. The project we are currently pursuing is an NT version of the CentraVision product that will also include many new features required to function in the enterprise open solutions market. We expect to incur significant costs to develop the acquired in-process technology into a commercially viable product. Costs include engineering time and material, in addition to costs associated with beta versions and testing. The valuation of the in-process technology included estimates of the costs to complete the NT version of CentraVision of approximately $1.8 million. We expect that this product will be released in the third quarter of fiscal 2000. Approximately $100,000 of costs were incurred from the date of acquisition through October 31, 1999, and as of October 31, 1999 the costs and timing of the project were consistent with the initial estimates of MountainGate management. Development expenses incurred subsequent to September 17, 1999, the date of acquisition, are included in research and development expenses. We believe that this project will be successfully developed; however, if it is not, our sales and profitability may be adversely affected in future periods. In addition, the failure of the project could impair the value of other intangible assets acquired and adversely affect our sales and profitability in future periods.

    Acquired in-process technology of EMASS was valued at $4.5 million, approximately 12% of the total assets acquired. Projects we are currently pursuing include a new large library storage product and associated software, as well as separate software products using UNIX and Windows NT platforms. Of the total value of acquired in-process technology, 49% was associated with the in-process library products and 51% with the in-process software products. We expect that these products, if successfully developed, will replace existing large library and software products. We expect that customer service and maintenance contracts will, however, continue to provide revenue associated with the older products.

    We expect to continue to incur costs to develop the acquired in-process technology into commercially viable products. Costs include engineering time and material, in addition to costs associated with prototype and test systems. The valuation of the in-process technology included estimates of the costs to complete the new large library storage product and associated software of approximately $3.5 million. We expect that these products will be released in the fourth quarter of fiscal 2000. Approximately $1.5 million and $300,000 of costs were incurred from the date of acquisition through October 31, 1999 and 1998, respectively. Estimates of the costs to complete the separate software AMASS products utilizing UNIX and NT platforms were approximately $900,000. Approximately $1.0 million of costs have been incurred through October 31, 1999. AMASS NT was released in the third quarter of fiscal 1999, and the other software products are expected to be released in the second and third quarters of fiscal 2000. We will continue to incur development costs through such dates. Expenses incurred subsequent to August 1998 are included in research and development expenses. We believe that each of these projects will be successfully developed; however, if they are not, our sales and profitability may be adversely affected in future periods. In addition, the failure of any particular project could impair the value of other intangible assets acquired and adversely affect our sales and profitability in future periods.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $13.4 million or 6% of net sales for fiscal 1999 compared to $4.5 million or 4% of net sales for fiscal 1998. Much of this increase relates to an emphasis on software-based products. Approximately 50% of the fiscal 1999 research and development spending was related to software-based products. We intend to maintain this level of research and development spending, relative to net sales, as we continue investing heavily in software development and new hardware products.

    OTHER INCOME (EXPENSE). Interest income for fiscal 1999 was $1.4 million compared to $1.0 million for fiscal 1998. This increase in interest income is the result of higher cash balances reflecting our follow-on offering which was completed in September. Interest expense of $915,000 in fiscal 1999 relates to interest on a bank loan primarily used to finance the acquisition of EMASS and to operating credit lines through a German bank. All U.S. bank debt was paid off at October 31, 1999. The gain on sale of marketable equity securities relates to investments in certain securities made during fiscal 1998 and sold during fiscal 1999.

    PROVISION FOR INCOME TAXES.  Income tax expense for fiscal 1999 was
$8.9 million compared to $3.2 million for fiscal 1998. The 36% effective tax rate for fiscal 1999 includes taxes paid in various federal, state and international jurisdictions. Our effective income tax rate for fiscal 1999 was negatively impacted by certain, one time, non-deductible expense associated with the MountainGate acquisition. There are significant deferred tax assets for net operating loss carryforwards and other temporary differences associated with subsidiaries acquired in the EMASS transaction. At October 31, 1998 a full valuation allowance had been established on these deferred tax assets. During fiscal 1999 we determined that it was more likely than not that we could realize the deferred tax assets and consequently reduced the previously established valuation allowance by $1.8 million. We reduced the valuation of certain noncurrent intangible assets related to the acquisition by the same amount. At

October 31, 1999 we had a valuation allowance of $3.3 million, which if reduced will lower our effective income tax rate in future years.

FISCAL YEAR 1998 COMPARED TO 1997

    NET SALES. Net sales in fiscal 1998 increased 23% to $114.6 million compared with net sales of $93.2 million in fiscal 1997. The increase in net sales relates both to an increase in sales of small libraries and to the inclusion of EMASS sales in the fourth quarter of the year, offset by a significant decrease in standalone tape drive and media sales between fiscal 1998 and 1997. The increase in small library sales is due to market growth as well as to OEM sales under agreements entered into during fiscal 1998. These OEM sales consisted primarily of the FastStor products introduced in the final quarter of fiscal 1997. The transition during fiscal 1998 of DLT tape drives, supplied by Quantum, from a condition of supply constraint to one of general availability was a major factor in the reduction in the sales of standalone DLT tape drives and a reduction in sales to distributors and resellers as they reduced their inventories of these products. Tape drives purchased from third-party manufacturers, primarily DLT drives, involve rapidly changing technology. To remain competitive, we sometimes reduce prices on our library products in response to the decreases in purchased tape drive cost. Primarily due to declining tape drive prices, in fiscal 1998, we lowered prices on certain library and other products. Sales to our top two customers were 37% of net sales in fiscal 1998 compared to 47% in fiscal year 1997. International sales were $37.9 million in fiscal 1998 and $30.6 million in fiscal 1997, accounting for 33% of net sales in both fiscal years.

    GROSS PROFIT. Gross profit decreased to 29% in fiscal 1998 from 30% in fiscal 1997. The decrease is the result of many factors including higher overhead associated with the new Washington facility, increases in personnel to support our OEM business, and lower than anticipated product revenues, particularly in the third quarter. Gross profit margins decreased further due to certain product price reductions. These factors more than offset the benefit of a shift in product mix toward higher-margin libraries and away from lower-margin standalone products. The gross profit percentage in the fourth quarter benefited from the larger libraries and software sales of EMASS but was reduced by a $513,000 charge to cost of goods sold as a result of purchase accounting adjustments to record EMASS inventory at its fair market value.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in fiscal 1998 were $20.8 million or 18% of sales, compared with $13.6 million or 15% of sales in fiscal 1997. The increase both in absolute dollars and as a percentage of net sales is due to increased sales personnel in our headquarters, regional and international sales offices, increased advertising and promotion costs and increased costs associated with our new headquarters facility. In addition, with the purchase of EMASS we acquired duplicative assets consisting of computer systems to track product serial numbers and customer service information. These assets totaled $380,000 and were expensed subsequent to the acquisition.

    ACQUIRED IN-PROCESS TECHNOLOGY. In connection with the purchase of EMASS in August 1998, the existence of acquired in-process technology was determined and valued by an independent third-party appraisal. As discussed in more detail above, the value associated with this intangible asset of $4.5 million, approximately 12% of the total purchase price, was expensed immediately.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.5 million or 4% of net sales for the year ended October 31, 1998 compared to $2.9 million or 3% of net sales for fiscal 1997. The dollar and percentage increases are both related to our significant expenditures associated with both hardware and software in-process technology.

    OTHER INCOME (EXPENSE). Interest income of $1.0 million for fiscal 1998 was comparable to fiscal 1997 interest income of $1.1 million. Interest expense incurred in fiscal 1998 of $311,000 represented interest from August 19 to October 31, 1998 on a bank loan, the proceeds of which were used to partially finance the acquisition of EMASS. The gain on sale of marketable securities relates to investments in certain equity securities that were sold in fiscal 1998. Foreign currency gains or losses arise as a result of the operation of our European subsidiaries, ADIC Europe and Grau.

    PROVISION FOR INCOME TAXES. The provision for income taxes in fiscal 1998 was $3.2 million, which represented an effective tax rate of 67% of pre-tax income. The expense associated with the write-off of acquired in-process technology is not deductible for state or federal income tax purposes. Without this expense, the effective tax rate would have been 34%. The effective tax rate for fiscal 1997 was 33%, which reflected our investment in certain nontaxable bonds as well as the utilization of certain credits for increasing research activities.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows provided by operating activities were $17.5 million for fiscal 1999, $4.4 million for fiscal 1998 and $2.7 million for fiscal 1997. In each of these periods, operating cash was primarily used to fund increases in accounts receivable and inventories and was offset by net income, depreciation and other allowances and accounts payable growth. Additionally, in fiscal 1999 and 1998, net income was reduced by the expensing of acquired in-process technology, a noncash item. Other noncash items in fiscal 1999 include an increase in the allowance for inventory obsolescence of $5.0 million. As our installed base of library products has increased, the need for service and warranty repair inventory, especially inventory at regional locations to support on-site service, has also increased. We have provided an allowance against these inventories, as well as for inventories used for demonstration purposes, in addition to our allowance for excess and obsolescence. Because these inventories can remain in the field for an extended time, the amount of this allowance has increased substantially over the past two years.

    Cash flows used in investing activities were $16.6 million for fiscal 1999, $28.7 million for fiscal 1998 and $5.8 million for fiscal 1997. Fiscal 1999 includes a $4.0 million investment in Network Integrity, Inc., a $7.0 million investment in @Backup, an Internet-based backup and data access service company, ongoing investments in property, plant, equipment and marketable equity securities, proceeds from the sales of marketable equity securities and approximately $432,000 for cash related to acquisitions. Our investing activities in fiscal 1998 were primarily associated with the acquisition of EMASS in August 1998. In connection with this acquisition, we acquired assets with a fair value of $38.9 million and assumed $13.9 million of liabilities. Included with EMASS's assets was $1.6 million in cash. Additionally, we invested in property, plant and equipment, primarily associated with our new headquarters facility and various technology additions and upgrades, and also invested in certain marketable equity securities, some of which were sold later in the year. In August 1997, we used $4.0 million to acquire a minority equity position in Crossroads Systems, Inc., a provider of Fibre Channel interconnection products. We used an additional $1.8 million to purchase plant and equipment in fiscal 1997.

    Cash flows provided by financing activities were $128.0 million for fiscal 1999 compared to $19.6 million for fiscal 1998 and $25.5 million for fiscal 1997. In September 1999 we completed our follow-on stock offering of $135.6 million and repaid substantially all our long-term debt. In June 1999, we finalized two operating lines provided by German banks totaling approximately $8.9 million in German marks and borrowed the entire amount. These short-term loans are scheduled to be repaid May 2003 and bear interest at each bank's rate, approximately 3.2% through November 1999. Additionally, in June 1999 we refinanced our mortgage loan collateralized by our German facility totaling approximately $1.8 million in German marks. In August 1998, we received proceeds from long-term borrowings of $20.0 million. In March 1997, we completed a public offering of stock that provided cash of $23.7 million.

    At October 31, 1999, our cash and cash equivalents totaled $156.5 million, up from $28.2 million at October 31, 1998. Our working capital, the difference between current assets and current liabilities, was $194.4 million at October 31, 1999, with a ratio of current assets to current liabilities of 5.0 to 1.

    We have a $10.0 million bank line of credit that expires in February 2001, all of which was available as of October 31, 1999. Borrowings under this line of credit bear interest at the bank's reference rate or an adjusted LIBOR rate. A credit agreement covers the line of credit and long-term note payable and requires that we maintain certain financial ratios and levels of working capital, tangible net worth and profitability. We had no material or unusual commitments as of October 31, 1999 other than annual rental commitments. Additionally, at October 31, 1999, our investment in Crossroads Systems, Inc. had a market value of $185,544,000. The market for technology stocks is extremely volatile and there is no assurance that we will realize this value when and if we liquidate our investment in Crossroads.

    We believe that our existing cash and cash equivalents, bank line of credit, and anticipated cash flow from our operating activities, will be sufficient to fund our working capital and capital expenditure needs for at least the next
12 months. We may utilize cash to acquire or invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible acquisition by us. In addition, we have made and expect to continue to make substantial investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." FAS 130 establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statements and has been implemented.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 establishes new disclosure requirements for operating segments, including products, services, geographic area and major customers. FAS 131 has been implemented.

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued.
FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." FAS 137 defers the effective date until the fiscal year ending October 31, 2001. We will adopt FAS 133 in our quarter ending
January 31, 2001 and do not expect such adoption to have an impact on our results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 for our fiscal year ending October 31, 2001. We are currently reviewing the requirements of SAB 101, but do not expect such adoption to have an impact on our results of operations, financial position or cash flows.

MARKET RISK MANAGEMENT

    We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures. We do not hold or issue derivative instruments for trading purposes.

    The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar, and are translated in U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation in the U.S. dollar would result in an approximately $347,000 decrease in income before provision for income taxes for fiscal 1999.

    At October 31, 1999, we had variable rate debt of approximately
$8.6 million provided by German banks, and fixed rate debt of $1.7 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at October 31, 1999. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. Any such increase would be immaterial to the consolidated financial position and results of operations and cash flows. We have entered into an interest rate swap agreement on the variable rate debt, which beginning in December 1999 fixes the interest rate at 4.3%.

IMPACT OF EUROPEAN MONETARY CONVERSION

    We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union. One change resulting from this union required European Monetary Union, or EMU, member states to irrevocably fix their respective currencies to a new currency, the Euro, as of January 1, 1999, at which date the Euro became a functional legal currency of these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the French franc or the German mark, and the Euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. We are still assessing the impact that the conversion to the Euro will have on our internal systems, the sale of our products and the European and global economies. We will take appropriate corrective actions based on the results of such assessment. We have not yet determined the cost related to addressing this issue.

YEAR 2000 READINESS DISCLOSURE

    Many computers, software and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    PRODUCTS. We believe the current versions of our hardware and software products are year 2000 compliant. All new products are being designed to be year 2000 compliant. While most of our internally manufactured library products have no date functionality built into them, this is not true for certain software and large library products. Year 2000 compliant upgrades are currently available for all of these products, and our service personnel are able to install these upgrades in conjunction with routine maintenance. In addition, we reviewed hardware used in connection with certain large library products, replaced certain systems that could not be made compliant and upgraded those that could. We estimate that the total costs to replace this hardware approximate $275,000, all of which has been expended. These costs were partially reimbursed by customers.

    We cannot be assured that all of our existing products will contain all necessary date codes. Further, use of our products in connection with other products that are not year 2000 compliant, including noncompliant hardware, software and firmware, may result in the inaccurate exchange of dates and result in performance problems or system failure. Any failure of our products to perform could result in claims against us. The cost of defending any such claim which may arise, as well as any liability for year 2000 related damages, could have a material adverse effect on our business, financial condition and operating results.

    INTERNAL INFORMATION TECHNOLOGY SYSTEMS. Our business depends on numerous systems potentially vulnerable to year 2000 related problems. We modified such systems as needed, and replaced several network servers and various other pieces of equipment and software at a cost of approximately $100,000. Based on our assessments, software vendor certification and our experience to date, we believe that the enterprise resource planning computer systems at our various manufacturing sites are year 2000 compliant.

    SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems and other common devices, could be affected by year 2000 problems. We assessed the potential effect and costs of remediating the year 2000 problem on our office equipment and facilities and replaced certain equipment at an immaterial cost. To date, we have not experienced significant year 2000 problems in operational systems, equipment and facilities.

    SUPPLIERS. Our reliance on key suppliers, and therefore on the proper function of their information systems and software, means that their failure to address year 2000 issues could have a material impact on our operations and financial results. We asked key suppliers to provide information regarding their readiness for year 2000 related issues, received responses from substantially all of them, reviewed the responses and believe no further actions are required to mitigate vulnerability to problems with suppliers and other third parties' systems. We made provisions to carry approximately one month of inventory of certain critical and custom parts to help us mitigate any supplier risk.

    YEAR 2000 COSTS. We incurred primarily internal staff cost and other expenses related to infrastructure and facilities enhancements necessary to prepare our systems for the year 2000. We also utilized a third party to do additional testing of our enterprise resource planning computer system in Redmond. There were no material direct out-of-pocket costs in these areas.

    CONTINGENCY PLANS. We developed contingency plans to be implemented in the event of critical year 2000 problems. The extent of existing but undetected year 2000 problems remains unknown, but to date, there has been no need to implement our contingency plans.

    WORST-CASE SCENARIO. We believe that the most likely worst-case scenario related to the year 2000 issue that we could experience would be either an inability to obtain inventory components from suppliers or delays in receiving orders or payments from customers due to year 2000 problems experienced by these third parties. If either of these events transpires, we could experience decreased revenue due to our inability to produce and ship our products or our inability to collect payments due to us in a timely fashion.

    DISCLAIMER. The discussion of our efforts and ongoing expectations relating to year 2000 compliance include some forward-looking statements. We cannot be certain that we will not incur additional, unanticipated costs, losses or liabilities related to internal or third-party year 2000 problems not yet known to us. Such costs, losses and liabilities could have a material adverse effect on our business, financial condition and operating results.

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     34

Consolidated Balance Sheets at October 31, 1998 and 1999....     35

Consolidated Statements of Income for each of the three
  years in the period ended
  October 31, 1999..........................................     36

Consolidated Statements of Changes in Shareholders' Equity
  for each of the three years in the period ended
  October 31, 1999..........................................     37

Consolidated Statements of Cash Flows for each of the three
  years in the period ended October 31, 1999................     38

Notes to Consolidated Financial Statements..................     40

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Advanced Digital Information Corporation

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Advanced Digital Information Corporation and its subsidiaries at October 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended
October 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Seattle, Washington
December 7, 1999

                    ADVANCED DIGITAL INFORMATION CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 28,226   $156,548
  Accounts receivable, net of allowances of $476 in 1998 and
    $1,004 in 1999..........................................    31,797     44,568
  Inventories, net..........................................    32,294     33,317
  Marketable equity securities..............................     2,135      2,222
  Prepaid expenses and other................................     1,500      1,063
  Deferred income taxes.....................................     1,340      4,664
                                                              --------   --------
      Total current assets..................................    97,292    242,382
Property, plant and equipment, net..........................     7,351      8,712
Deferred income taxes.......................................        63         --
Investment in Crossroads Systems, Inc.......................     4,000    185,544
Intangible and other assets and investments in common
  stock.....................................................     3,701     16,336
                                                              --------   --------
                                                              $112,407   $452,974
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 16,987   $ 20,582
  Accrued liabilities.......................................     7,902     11,439
  Income taxes payable......................................       398      3,138
  Deferred revenue..........................................     2,252      4,105
  Current portion of long-term debt.........................     3,172      8,753
                                                              --------   --------
      Total current liabilities.............................    30,711     48,017
Long-term debt..............................................    18,368      1,507
Other long-term liabilities.................................       300         --
Deferred income taxes.......................................        --     64,168
Minority interest...........................................        25        324
Commitments (Note 15).......................................        --         --
Shareholders' equity:
  Preferred stock, no par value; 2,000,000 shares
    authorized; none issued and outstanding.................        --         --
  Common stock, no par value; 80,000,000 shares authorized,
    25,465,767 issued and outstanding at October 31, 1999
    (19,532,322 in 1998)....................................    46,231    191,155
  Retained earnings.........................................    16,009     31,227
  Accumulated other comprehensive income:
    Cumulative translation adjustment.......................       763       (963)
    Unrealized investment gains.............................        --    117,539
                                                              --------   --------
      Total shareholders' equity............................    63,003    338,958
                                                              --------   --------
                                                              $112,407   $452,974
                                                              ========   ========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Net sales...................................................  $93,204    $114,557   $223,367
Cost of sales...............................................   65,556      81,389    146,627
                                                              -------    --------   --------
  Gross profit..............................................   27,648      33,168     76,740
                                                              -------    --------   --------
Operating expenses:
  Selling and administrative................................   13,556      20,793     37,922
  Acquired in-process technology............................       --       4,492      2,054
  Research and development..................................    2,910       4,483     13,356
                                                              -------    --------   --------
                                                               16,466      29,768     53,332
                                                              -------    --------   --------
Operating profit............................................   11,182       3,400     23,408
                                                              -------    --------   --------
Other income (expense):
  Interest income...........................................    1,096       1,028      1,406
  Interest expense..........................................       --        (311)      (915)
  Gain on sale of marketable equity securities..............       --         248        571
  Foreign currency transaction gains, net...................      385         364        100
  Other.....................................................       --          --       (136)
                                                              -------    --------   --------
                                                                1,481       1,329      1,026
                                                              -------    --------   --------
Income before provision for income taxes....................   12,663       4,729     24,434
                                                              -------    --------   --------
Provision (benefit) for income taxes:
  Current...................................................    4,538       3,719      9,112
  Deferred..................................................     (372)       (545)      (195)
                                                              -------    --------   --------
                                                                4,166       3,174      8,917
                                                              -------    --------   --------
Minority interest...........................................       --          25        299
                                                              -------    --------   --------
Net income..................................................  $ 8,497    $  1,530   $ 15,218
                                                              =======    ========   ========
Basic net income per share..................................  $  0.47    $   0.08   $   0.75
                                                              =======    ========   ========
Diluted net income per share................................  $  0.46    $   0.08   $   0.73
                                                              =======    ========   ========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED OCTOBER 31, 1997, 1998 AND 1999

                                 (IN THOUSANDS)

                                                                                ACCUMULATED
                                                 COMMON STOCK                      OTHER
                                              -------------------   RETAINED   COMPREHENSIVE
                                               SHARES     AMOUNT    EARNINGS      INCOME        TOTAL
                                              --------   --------   --------   -------------   --------
Balance at October 31, 1996.................   16,004    $ 20,330   $ 5,982       $     75     $ 26,387
Shares issued in public offering, net of
  costs.....................................    3,000      23,709        --             --       23,709
Contribution of capital.....................       --         266        --             --          266
Exercise of stock options, including tax
  benefit of $1,064.........................      396       1,503        --             --        1,503
Comprehensive income:
  Net income................................       --          --     8,497             --           --
  Foreign currency translation adjustment...       --          --        --           (253)          --
    Total comprehensive income..............       --          --        --             --        8,244
                                               ------    --------   -------       --------     --------
Balance at October 31, 1997.................   19,400      45,808    14,479           (178)      60,109
Shares repurchased..........................      (59)       (200)       --             --         (200)
Purchases under Stock Purchase Plan.........       45         142        --             --          142
Exercise of stock options, including tax
  benefit of $317...........................      146         481        --             --          481
Comprehensive income:
  Net income................................       --          --     1,530             --           --
  Foreign currency translation adjustment...       --          --        --            941           --
    Total comprehensive income..............       --          --        --             --        2,471
                                               ------    --------   -------       --------     --------
Balance at October 31, 1998.................   19,532      46,231    16,009            763       63,003
Shares issued in public offering, net of
  costs.....................................    5,000     135,567        --             --      135,567
Shares issued to acquire MountainGate.......      110       3,598        --             --        3,598
Purchases under Stock Purchase Plan.........      162         724        --             --          724
Exercise of stock options, including tax
  benefit of $2,287.........................      662       5,035        --             --        5,035
Comprehensive income:
  Net income................................       --          --    15,218             --           --
  Unrealized investment gains...............       --          --        --        117,539           --
  Foreign currency translation adjustment...       --          --        --         (1,726)          --
    Total comprehensive income..............       --          --        --             --      131,031
                                               ------    --------   -------       --------     --------
Balance at October 31, 1999.................   25,466    $191,155   $31,227       $116,576     $338,958
                                               ======    ========   =======       ========     ========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEARS ENDED OCTOBER 31,
                                                              ---------------------------------
                                                                1997          1998       1999
                                                              --------      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 8,497       $  1,530   $ 15,218
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Minority interest.......................................       --             25        299
    Depreciation and amortization...........................      847          1,614      3,676
    Allowance for doubtful accounts receivable..............      167            391        817
    Allowance for inventory obsolescence....................      651          1,166      4,955
    Acquired in-process technology..........................       --          4,492      2,054
    Gain on sale of marketable equity securities............       --           (248)      (571)
    Deferred income taxes...................................     (372)             1     (2,161)
    Assets retired..........................................       --             89        262
  Change in assets and liabilities, net of effects from
    acquisitions:
    Accounts receivable.....................................   (5,592)        (3,466)   (14,181)
    Inventories.............................................   (5,929)        (2,127)    (6,421)
    Prepaid expenses and other..............................     (443)           225        343
    Other assets............................................       39            (71)       (29)
    Accounts payable........................................    2,824          2,711      1,274
    Accrued liabilities.....................................    1,052         (1,679)     2,877
    Income taxes payable....................................    1,007           (489)     7,109
    Deferred revenue........................................       --            195      1,984
                                                              -------       --------   --------
Net cash provided by operating activities...................    2,748          4,359     17,505
                                                              -------       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.................   (1,831)        (3,362)    (5,138)
  Investment in marketable equity securities................       --         (3,004)    (2,736)
  Proceeds from sale of marketable equity securities........       --          1,116      2,756
  Acquisitions, net of cash acquired........................       --        (23,473)      (432)
  Investment in common stock................................   (4,000)            --    (11,000)
                                                              -------       --------   --------
Net cash used in investing activities.......................   (5,831)       (28,723)   (16,550)
                                                              -------       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings........................       --         20,000     10,650
  Repayment of long-term debt...............................       --           (545)   (21,731)
  Proceeds from issuance of common stock, net...............   23,709             --    135,567
  Repurchase of common stock................................       --           (200)        --
  Capital contribution from former parent company...........      266             --         --
  Proceeds from issuance of common stock for stock options
    and stock purchase plan.................................    1,503            306      3,472
                                                              -------       --------   --------
Net cash provided by financing activities...................   25,478         19,561    127,958
                                                              -------       --------   --------
Effect of exchange rate changes on cash.....................      (25)           222       (591)
                                                              -------       --------   --------
Net increase (decrease) in cash and cash equivalents........   22,370         (4,581)   128,322
Cash and cash equivalents at beginning of period............   10,437         32,807     28,226
                                                              -------       --------   --------
Cash and cash equivalents at end of period..................  $32,807       $ 28,226   $156,548
                                                              =======       ========   ========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                                 (IN THOUSANDS)

                                                                   YEARS ENDED OCTOBER 31,
                                                              ---------------------------------
                                                                1997          1998       1999
                                                              --------      --------   --------
                       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest..................................................  $    --       $    196   $    966
  Income taxes..............................................  $ 2,467       $  3,722   $  4,023

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    Our investment in Crossroads Systems, Inc. and other marketable equity securities are recorded at their fair value. The difference between the cost and fair value represents an unrealized investment gain, net of tax, of $117,539,000 which is included as a separate component of shareholders' equity at October 31, 1999.

    We purchased all of the outstanding stock of MountainGate in September 1999 and EMASS in August 1998 (Note 2). In conjunction with the acquisitions, liabilities were assumed as follows:

                                                               1998       1999
                                                             --------   --------
Fair value of assets acquired..............................  $38,909     $8,764
Cash paid..................................................   25,057        287
Issuance of stock for acquisition..........................       --      3,598
                                                             -------     ------
Liabilities assumed........................................  $13,852     $4,879
                                                             =======     ======

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The financial statements consolidate the accounts of Advanced Digital Information Corporation, our wholly owned subsidiaries ADIC Europe SARL (ADE) and MountainGate Imaging Systems Corporation (MountainGate), and our 80% owned subsidiaries ADIC/GRAU Storage Systems GmbH & Co. KG (Grau) and ADIC Grau Limited (Grau UK). Grau and Grau UK were subsidiaries of EMASS, Inc. which has been merged into ADIC. The companies are collectively hereinafter referred to as "ADIC," "we," "our" and "us." The companies acquired in fiscal 1998 which include EMASS, Inc., Grau and Grau UK, are generally referred to as EMASS. All intercompany transactions have been eliminated.

    STOCK SPLIT

    On August 12, 1999, we effected a two-for-one split of our common stock for shareholders of record as of July 31, 1999. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock split.

    NATURE OF OPERATIONS

    We provide hardware and software data storage solutions to the open systems marketplace. Along with our value-added resellers, original equipment manufacturer (OEM) partners and customers, we incorporate our products and our service and support operations with third-party hardware and software products to deliver reliable, flexible and scalable storage solutions. Our storage solutions are designed to enable organizations to organize, protect and retrieve complex mission-critical data. Our storage management software is an integrated family of software products. We sell our products on an international basis.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Estimates that are particularly susceptible to significant change in the near term are the adequacy of the allowances for sales returns, inventory obsolescence, warranty costs and the allocation of purchase price and estimated valuation of acquired, developed and in-process technology.

    REVENUE RECOGNITION

    We rely on multiple distribution channels; our customers may be distributors, resellers, OEMs or end-users. We record revenue from sales of small libraries when the products are shipped to customers, net of a provision for anticipated returns. Revenue from large library product sales generally is recognized upon end-user customer acceptance, which occurs after delivery and installation are completed. Revenue from software sales is recognized when the criteria of Statement of Position No. 97-2, "Software Revenue Recognition" have been met. These criteria include, but are not limited to, software delivery, our lack of other significant obligations to the customer and a determination that

                    ADVANCED DIGITAL INFORMATION CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

collectability of the amount due is probable. Our software products do not require significant production, modification, or customization by us or by the customer. Revenue from sales of services is recognized when services are performed and billable, except for extended service agreements. Revenue under extended service agreements is deferred and recognized ratably over the life of the service agreement. Large libraries, software and maintenance services may be sold separately or together. If sold together, total revenue is allocated to the various elements based upon the price of that item sold on a separate basis. We estimate and accrue rebates and other reductions of sales due to promotional activities at the time of the sale.

    Certain distributors of small libraries have the right, on a quarterly basis, to return products according to a stock rotation policy. Typically, the value of the products returned can not exceed 15% of the previous quarter's purchases, the returns must be accompanied by offsetting orders of commensurate value, and the products returned must be new and in sealed cartons. We accrue a provision for the estimated sales returns, allowances and discounts in the period the products are shipped to customers.

    WARRANTY EXPENSE

    For our standard products, parts and labor are covered under warranty for periods between three months and three years. With respect to drives and tapes used in our products but manufactured by a third party, we pass on to the customer the warranty on such drives and tapes provided by the manufacturer. A provision for costs related to warranty expense is recorded when revenue is recognized.

    ADVERTISING EXPENSE

    We have co-operative advertising agreements with certain of our domestic and international distributors for the promotion of sales of our products. These agreements allow us to reimburse the distributors for approved promotional activities. The amounts available for reimbursement are related to a percentage of the distributor's eligible purchases from us. We accrue for co-operative advertising as the related revenue is recognized. All other advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 1997, 1998 and 1999, was $2,849,000, $4,827,000 and $5,044,000, respectively.

    RESEARCH AND DEVELOPMENT COSTS

    Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of our long-term debt approximates fair value as the debt bears interest that adjusts based upon market interest rates. Our investments in marketable equity securities are stated at fair value which exceeds cost at October 31, 1999.

                    ADVANCED DIGITAL INFORMATION CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    CONCENTRATION OF CREDIT RISK

    We sell products to a wide variety of industries on a worldwide basis. In countries or industries where we are exposed to material credit risk, we require sufficient collateral, including cash deposits and/or letters of credit, prior to the completion of a transaction. We do not believe there is a credit risk beyond that provided for in the financial statements in the ordinary course of business.

    We sell a significant portion of our products through third-party resellers and, as a result, experience individually significant annual sales volumes with major distributors and OEMs. In fiscal 1999, $29,618,000 (13%) and $26,988,000 (12%) were sold to an OEM customer and distributor, respectively. $25,566,000 (22%) and $16,945,000 (15%) of our fiscal 1998 revenues were to two distributors. The same two distributors accounted for fiscal 1997 revenues of $25,707,000 (28%) and $18,101,000 (19%), respectively. At October 31, 1999, the two customers that exceeded 10% of sales represented 19% of accounts receivable. The two customers that exceeded 10% of sales in fiscal 1998 represented 20% of the accounts receivable balance at October 31, 1998.

    CASH AND CASH EQUIVALENTS

    Cash equivalents are short-term, highly liquid investments and consist of investments in commercial paper and marketable debt securities which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. Our cash and cash equivalents balance consists of the following:

                                                         OCTOBER 31,    OCTOBER 31,
                                                             1998           1999
                                                         ------------   ------------
                                                               (IN THOUSANDS)
Cash...................................................    $18,999        $ 29,396
Commercial paper.......................................      7,973         120,558
Marketable debt securities.............................      1,254           6,594
                                                           -------        --------
                                                           $28,226        $156,548
                                                           =======        ========

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is recorded at cost, except for property, plant and equipment of EMASS which has been reduced for certain negative goodwill associated with its acquisition in fiscal 1998. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: machinery and equipment and office equipment, 3 to 10 years; leasehold improvements, the life of the lease. Expenditures for maintenance and repairs are charged to income as incurred.

    INTANGIBLE ASSETS

    Intangible assets resulting from the acquisition of MountainGate include developed technology, core technology, assembled workforce and goodwill which were recorded at their fair value. These

                    ADVANCED DIGITAL INFORMATION CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

assets are amortized over the periods estimated to be benefited as follows: developed technology and assembled workforce, 2 years; core technology and goodwill, 7 years. Intangible assets resulting from the acquisition of EMASS were eliminated as the valuation allowance associated with certain deferred tax assets was reduced.

    INCOME TAXES

    Provision for income taxes has been recorded in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under the liability method of FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

    Deferred taxes result from the difference between the tax basis and fair value of assets of acquired entities, the use of accelerated depreciation for tax purposes and from the timing of tax deductions for allowances and accrued expenses.

    FOREIGN CURRENCY TRANSLATIONS

    The financial statements of ADE, Grau and Grau UK have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards
No. 52 "Foreign Currency Translation." Under the provisions of this statement, all assets and liabilities in the balance sheets of these subsidiaries, whose functional currency is the French franc, German mark and British pound sterling, respectively, are translated at year-end exchange rates, and translation gains and losses are accumulated in a separate component of shareholders' equity.

    FOREIGN CURRENCY TRANSACTIONS AND FORWARD CONTRACTS

    Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change. The effect of exchange rate fluctuations on the results of operations is minimized by the offsetting nature of ADE and Grau foreign currency transactions. In addition, we may enter into foreign currency forward contracts to hedge transactions which are not otherwise offset. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method, and are typically three months or less in length. There were no outstanding contracts at October 31, 1999 or 1998.

    STOCK-BASED COMPENSATION

    Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                    ADVANCED DIGITAL INFORMATION CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    EARNINGS PER SHARE

    We adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" in the first quarter of fiscal 1998. Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." FAS 130 establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statements and has been implemented.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 establishes new disclosure requirements for operating segments, including products, services, geographic area and major customers. Our U.S. and foreign operations are considered a single operating segment based upon the criteria contained in FAS 131.

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued.
FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." FAS 137 defers the effective date until the fiscal year ending October 31, 2001. We will adopt FAS 133 in our quarter ending
January 31, 2001 and do not expect such adoption to have an impact on our results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 for our fiscal year ending October 31, 2001. We are currently reviewing the requirements of SAB 101, but do not expect such adoption to have an impact on our results of operations, financial position or cash flows.

2. BUSINESS COMBINATIONS

    In September 1999, we acquired all of the outstanding stock of MountainGate Imaging Systems Corporation. MountainGate provides software that enables very high bandwidth cross-platform file sharing in Storage Area Networks. Its CentraVision file system provides value by improving workflow efficiency, enabling collaborative workgroups and delivering high-performance file sharing in network environments. In connection with the acquisition, ADIC issued 110,000 shares and paid $200,000 in cash to the previous MountainGate shareholders. This acquisition was accounted for by the purchase method of accounting for business combinations and results of operations are included in the

                    ADVANCED DIGITAL INFORMATION CORPORATION

2. BUSINESS COMBINATIONS (CONTINUED)

consolidated operating results since the date of the acquisition. Acquired in-process technology purchased as a component of this acquisition totaled $2,054,000 and was expensed immediately.

    In July 1998, we entered into a Stock Purchase Agreement with Raytheon E-Systems, Inc. to purchase all of the outstanding stock of EMASS, Inc., its wholly owned subsidiary. EMASS and its subsidiaries, Grau and Grau UK, are providers of large-scale libraries and open systems storage software. The acquisition was accounted for as a purchase; accordingly, the operating results of the acquired group have been included in the consolidated operating results since the date of the acquisition, August 19, 1998. Acquired in-process technology of $4,492,000 was expensed immediately. Pursuant to the terms of the purchase agreement, we made a cash payment of $24,766,000 to Raytheon and assumed approximately $2,000,000 in mortgage indebtedness. The acquisition was funded through a combination of cash and debt.

    A summary of assets acquired and liabilities assumed at the date of the each of the acquisitions is presented in the table below. Accounts payable and other current liabilities of EMASS includes approximately $600,000 of costs associated with the termination of an employee. In each acquisition, the acquired in-process technology had not reached technological feasibility as of the date of the acquisition and had no alternative future use. In the EMASS acquisition, the fair value of the net assets exceeded the purchase price, consequently, no goodwill was recorded and the excess was allocated to reduce proportionately the initial values assigned to noncurrent assets.

                                                       MOUNTAINGATE    EMASS
                                                       ------------   --------
                                                           (IN THOUSANDS)
Cash.................................................    $    29      $  1,584
Accounts receivable..................................        263        10,493
Inventories..........................................        580        14,632
Prepaid expenses and other...........................         --         1,523
Property, plant and equipment........................        103         2,518
Acquired in-process technology.......................      2,054         4,492
Intangible and other assets..........................      5,735         3,667
Accounts payable and other current liabilities.......     (2,688)      (11,913)
Long-term debt.......................................         --        (1,639)
Other long-term liabilities..........................     (2,191)         (300)
Minority interest of 80% owned subsidiary............         --            --
                                                         -------      --------
  Net assets acquired................................    $ 3,885      $ 25,057
                                                         =======      ========

    The valuations of the acquired in-process technologies are based upon our estimates and valuations by a third-party appraiser. Given that the valuations of the acquired in-process technologies are estimates, actual results may change.

                    ADVANCED DIGITAL INFORMATION CORPORATION

2. BUSINESS COMBINATIONS (CONTINUED)

    The following summary (unaudited), prepared on a pro forma basis, combines the consolidated results of operations for the fiscal years ended October 31, 1998 and 1999 as if the CentraVision operations of MountainGate had been acquired at November 1, 1997 and 1998, respectively.

                                                           YEARS ENDED OCTOBER 31,
                                                          -------------------------
                                                             1998          1999
                                                          -----------   -----------
                                                            (IN THOUSANDS, EXCEPT
                                                             FOR PER SHARE DATA)
Net sales...............................................   $115,294      $223,575
Net income..............................................   $    366      $ 14,189
Basic net income per share..............................   $   0.02      $   0.70
Diluted net income per share............................   $   0.02      $   0.68

    The following summary (unaudited), prepared on a pro forma basis, combines the consolidated results of operations for the fiscal years ended October 31, 1997 and 1998 as if EMASS had been acquired at November 1, 1996 and 1997, respectively.

                                                           YEARS ENDED OCTOBER 31,
                                                          -------------------------
                                                             1997          1998
                                                          -----------   -----------
                                                            (IN THOUSANDS, EXCEPT
                                                             FOR PER SHARE DATA)
Net sales...............................................   $157,675      $167,777
Net loss................................................   $ (1,614)     $ (3,055)
Basic net loss per share................................   $  (0.09)     $  (0.16)
Diluted net loss per share..............................   $  (0.09)     $  (0.16)

    The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from consolidated operations.

3. MARKETABLE EQUITY SECURITIES

    In January 1998, we began investing in certain equity securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" these investments are classified as available-for-sale. Under FAS 115, unrealized holding gains and losses, net of taxes, are reflected as a net amount in a separate component of shareholders' equity until realized. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis.

    At October 31, 1998, there was no significant difference between the cost basis and fair value of these securities. At October 31, 1999, the cost basis of these securities was $2,686,000, the fair value was $2,222,000 and the unrealized loss was $464,000. During each of the fiscal years ended October 31, 1998 and 1999, we sold certain marketable equity securities and realized gains of $248,000 and $571,000, respectively.

                    ADVANCED DIGITAL INFORMATION CORPORATION

4. INVENTORIES

    Inventories are comprised of the following:

                                                         OCTOBER 31,    OCTOBER 31,
                                                             1998           1999
                                                         ------------   ------------
                                                               (IN THOUSANDS)
Finished goods.........................................    $13,104        $13,871
Work-in-process........................................      3,383          3,892
Raw materials..........................................     17,952         22,133
                                                           -------        -------
                                                            34,439         39,896
Allowance for inventory obsolescence...................     (2,145)        (6,579)
                                                           -------        -------
                                                           $32,294        $33,317
                                                           =======        =======

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                         OCTOBER 31,    OCTOBER 31,
                                                             1998           1999
                                                         ------------   ------------
                                                               (IN THOUSANDS)
Land and building......................................    $ 1,490        $   912
Machinery and equipment................................      6,923         10,752
Office equipment.......................................      3,315          2,540
Leasehold improvements.................................        619          1,350
                                                           -------        -------
                                                            12,347         15,554
Accumulated depreciation and amortization..............     (4,996)        (6,842)
                                                           -------        -------
                                                           $ 7,351        $ 8,712
                                                           =======        =======

    Depreciation and amortization expense was $848,000, $1,445,000 and $2,983,000 in fiscal 1997, 1998 and 1999, respectively.

6. INTANGIBLE AND OTHER ASSETS AND INVESTMENTS IN COMMON STOCK

    INTANGIBLE ASSETS

    Intangible assets consists of the following:

                                                         OCTOBER 31,    OCTOBER 31,
                                                             1998           1999
                                                         ------------   ------------
                                                               (IN THOUSANDS)
Developed technology...................................     $3,016         $  413
Core technology........................................         --          3,804
Assembled workforce....................................        627            287
Goodwill...............................................         --            768
                                                            ------         ------
                                                             3,643          5,272
Accumulated amortization...............................       (169)           (84)
                                                            ------         ------
                                                            $3,474         $5,188
                                                            ======         ======

                    ADVANCED DIGITAL INFORMATION CORPORATION

6. INTANGIBLE AND OTHER ASSETS AND INVESTMENTS IN COMMON STOCK (CONTINUED)

    Certain intangible assets acquired in connection with the acquisition of EMASS in fiscal 1998 were reduced to zero in fiscal 1999 as a valuation allowance on certain deferred tax assets of these subsidiaries was relieved.

    INVESTMENTS IN COMMON STOCK

    In fiscal 1999, we purchased common stock in Network Integrity, Inc. for an aggregate purchase price of $4,000,000 and in @Backup, Inc., for an aggregate purchase price of $7,000,000. Network Integrity is a developer of specialized data protection software products, @Backup, Inc. is an Internet-based backup and data service company. These investments are accounted for under the cost method.

7. INVESTMENT IN CROSSROADS SYSTEMS, INC.

    In August 1997, we purchased an approximately 15% interest in Crossroads for a purchase price of $4,000,000. In October 1999, Crossroads completed an initial public offering and in accordance with FAS 115, this investment is currently classified as available-for sale. Accordingly, the difference between the cost basis and fair value of $185,544,000, net of taxes of $63,540,000, is recorded as an unrealized investment gain. This unrealized gain is included as a separate component of shareholders' equity at October 31, 1999. Crossroads develops products that provide interconnectivity between various network protocols and Fibre Channel networks. We do not exercise influence over, or participate in the management or board of directors of Crossroads.

8. ACCRUED LIABILITIES

    Accrued liabilities are comprised of the following:

                                                         OCTOBER 31,    OCTOBER 31,
                                                             1998           1999
                                                         ------------   ------------
                                                               (IN THOUSANDS)
Accrued payroll and related liabilities................     $4,548        $ 6,586
Allowance for warranty returns.........................        763          1,017
Taxes, other than income...............................        329            375
Interest...............................................        115             64
Other..................................................      2,147          3,397
                                                            ------        -------
                                                            $7,902        $11,439
                                                            ======        =======

9. CREDIT AGREEMENT AND LONG-TERM DEBT

    CREDIT AGREEMENT

    We have a $10 million unsecured line of credit with a bank expiring February 28, 2001. All of this line was available at October 31, 1999. Borrowings against the line of credit will bear interest at the bank's prime rate or adjusted LIBOR rate.

    Additionally, we have two operating lines provided by German banks totaling approximately $8,611,000 in German marks all of which was utilized. These loans are due May 2003 and bear interest

                    ADVANCED DIGITAL INFORMATION CORPORATION

9. CREDIT AGREEMENT AND LONG-TERM DEBT (CONTINUED)

at each bank's rate, approximately 3.2% through November 1999. Beginning December 1999, the interest rate varies; we have entered into a hedging contract to fix the interest rate at 4.3%.

    LONG-TERM DEBT

    Long-term debt at October 31, 1999 represents a loan payable to a German bank and collateralized by the German manufacturing facility. It bears interest at 4.4% and is payable in monthly installments of approximately $17,500, including interest, through June 2009.

    As of October 31, 1999, the maturities of long-term debt were as follows:

YEAR ENDED OCTOBER 31,                                            AMOUNT
----------------------                                        --------------
                                                              (IN THOUSANDS)
2000........................................................      $  142
2001........................................................         148
2002........................................................         154
2003........................................................         161
2004........................................................         169
Thereafter..................................................         875
                                                                  ------
                                                                   1,649
Less: current maturities....................................        (142)
                                                                  ------
                                                                  $1,507
                                                                  ======

10. FEDERAL INCOME TAXES

    Income before provision for income taxes was taxed under the following jurisdictions:

                                                         YEARS ENDED OCTOBER 31,
                                                      ------------------------------
                                                        1997       1998       1999
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Current income tax:
  U.S. Federal......................................   $3,692     $2,640     $6,439
  Foreign...........................................      832      1,069      2,473
  State and local...................................       14         10        200
                                                       ------     ------     ------
  Total current.....................................    4,538      3,719      9,112
                                                       ------     ------     ------
Deferred income tax:
  U.S. Federal......................................     (372)      (545)      (195)
  Foreign...........................................       --         --         --
                                                       ------     ------     ------
  Total deferred....................................     (372)      (545)      (195)
                                                       ------     ------     ------
Total provision for income taxes....................   $4,166     $3,174     $8,917
                                                       ======     ======     ======

                    ADVANCED DIGITAL INFORMATION CORPORATION

10. FEDERAL INCOME TAXES (CONTINUED)

    The provision for federal income tax differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:

                                                         YEARS ENDED OCTOBER 31,
                                                      ------------------------------
                                                        1997       1998       1999
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Federal income tax at statutory rate of 34%.........   $4,306     $1,608     $8,308
Change in valuation allowance.......................       --         68         --
Non-deductible acquired in-process technology.......       --      1,527        698
Tax exempt interest income..........................     (131)      (123)        (4)
Research and development tax credits................     (128)       (68)      (678)
Activity of foreign subsidiaries....................      127         61         70
State income taxes..................................       14         10        200
Other...............................................      (22)        91        323
                                                       ------     ------     ------
                                                       $4,166     $3,174     $8,917
                                                       ======     ======     ======

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 1998 and 1999 are:

                                                         OCTOBER 31,   OCTOBER 31,
                                                            1998          1999
                                                         -----------   -----------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Allowance for inventory obsolescence.................    $ 3,555       $  2,705
  Team member compensated absences.....................         25            120
  Allowance for warranty returns.......................        134            238
  Allowances for bad debt and sales returns............        654          1,143
  Plant and equipment..................................      1,305          1,538
  Net operating and built-in loss carryforwards........        969          3,199
  Other................................................        239             90
                                                           -------       --------
    Gross deferred tax assets..........................      6,881          9,033
  Deferred tax assets valuation allowance..............     (4,785)        (3,256)
                                                           -------       --------
    Net deferred tax assets............................      2,096          5,777
Deferred tax liabilities:
  Intangible and other assets..........................       (693)        (1,506)
  Unrealized investment gains..........................         --        (63,540)
  Other................................................         --           (235)
                                                           -------       --------
    Gross deferred tax liabilities.....................       (693)       (65,281)
                                                           -------       --------
    Net deferred income taxes..........................    $ 1,403       $(59,504)
                                                           =======       ========

    The net valuation allowance relates to certain temporary differences and net operating and built-in loss carryforwards for EMASS and MountainGate. A valuation allowance was in place at October 31, 1998 to reflect our belief that it was more likely than not that certain deferred tax assets would not be

                    ADVANCED DIGITAL INFORMATION CORPORATION

10. FEDERAL INCOME TAXES (CONTINUED)

realized. In fiscal 1999, the allowance was reduced by approximately $1,822,000, leaving an allowance of $2,963,000 on built-in loss carryforwards and other deferred tax assets. Additionally in fiscal 1999, we recorded certain deferred tax assets in connection with the acquisition of MountainGate. A valuation allowance of $293,000 has been provided on a portion of these assets. The relief of the valuation allowance in fiscal 1999 reduced certain noncurrent intangible assets of EMASS. It is reasonably possible that a material adjustment to the valuation allowance may occur within one year.

    Deferred U.S. income taxes are not provided for the earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. Net pretax operating income from the foreign subsidiaries are $7,089,000, $2,075,000 and $2,428,000 for fiscal 1997, 1998 and 1999, respectively.

    EMASS has built-in loss carryforwards of approximately $7,688,000 which have no expiration date. MountainGate has net operating loss carryforwards of approximately $1,722,000 which expire in 20 years.

11. NET INCOME PER SHARE

    The following table sets forth the computation of basic and diluted net income per share.

                                                      YEARS ENDED OCTOBER 31,
                                                   ------------------------------
                                                     1997       1998       1999
                                                   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT FOR
                                                          PER SHARE DATA)
Numerator:
  Net income.....................................  $ 8,497    $ 1,530    $15,218
Denominator:
  Denominator for basic net income per share--
    weighted average shares......................   18,168     19,485     20,337
  Dilutive potential common shares from Team
    Member (employee) stock options..............      402        245        541
                                                   -------    -------    -------
  Denominator for diluted net income per share--
    adjusted weighted average shares and assumed
    conversions..................................   18,570     19,730     20,878
                                                   =======    =======    =======
Basic net income per share.......................  $  0.47    $  0.08    $  0.75
                                                   =======    =======    =======
Diluted net income per share.....................  $  0.46    $  0.08    $  0.73
                                                   =======    =======    =======

12. CAPITAL STOCK

    STOCK ISSUANCE

    On September 29, 1999, we completed a follow-on public offering of 5,000,000 shares of common stock. Net proceeds of $135,567,000 were received and will be used for working capital and general corporate purposes. On March 12, 1997, we completed a public offering of 3,050,000 shares of common stock. Of the total, 3,000,000 were sold by us and 50,000 shares were sold by a selling shareholder. Net proceeds of $23,709,000 were received.

                    ADVANCED DIGITAL INFORMATION CORPORATION

12. CAPITAL STOCK (CONTINUED)

    SHAREHOLDER RIGHTS PLAN

    In July 1996, our Board of Directors adopted a shareholder rights plan in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of ADIC common stock. The shareholder rights plan is designed to deter coercive takeover tactics and ensure that the Board of Directors can adequately protect the interests of the shareholders in the event of a takeover attempt.

13. STOCK-BASED COMPENSATION PLANS

    At October 31, 1999, we had four stock option plans. The 1996 Transition Plan comprises the stock options held by ADIC Team Members and directors which were converted in connection with the spin-off from our former parent company. There were 952,184 options issued under this plan at exercise prices ranging from $.21985 to $2.6164. No further options may be issued under this plan. In addition, 3,265,000 shares are reserved under our 1996 and Director Stock Option Plans for our Team Members, directors, officers, consultants, agents, advisors and independent contractors and 230,000 shares are reserved under the MountainGate Transition Plan for new grants to Team Members who were previously employed by MountainGate. Terms of the plans require the option price to be equal to the fair market value of our common stock on the date of grant. Options may be exerciseable for all or part of the shares as determined by the option and the majority of the options issued under these plans vest 25% per year for four years and expire five years from the date of grant.

    During fiscal year 1998, certain non-executive Team Members were given the opportunity to cancel existing grants and receive new grants. In each case, the new option price was equal to or greater than the fair market value on the date of grant and the vesting and expiration schedules were the same as for any new grant, i.e. any vesting associated with the canceled grant was forfeited.

    In February 1998, the shareholders approved a Stock Purchase Plan to provide eligible Team Members to purchase shares of common stock on favorable terms through payroll deductions. The Stock Purchase Plan provides that the purchase price of the stock must not be less than 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In accordance with this plan, 44,998 shares and 162,127 shares of stock were issued during fiscal 1998 and fiscal 1999, respectively.

    We account for the above described stock option and stock purchase plans following the guidelines of APB 25 and related interpretations. No compensation cost has been recognized for stock options granted and stock purchased under these Plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of

                    ADVANCED DIGITAL INFORMATION CORPORATION

13. STOCK-BASED COMPENSATION PLANS (CONTINUED)

FAS 123, our net income and basic and diluted net income per share would have been reduced to the pro forma amounts indicated below.

                                                        YEARS ENDED OCTOBER 31,
                                                     ------------------------------
                                                       1997       1998       1999
                                                     --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT FOR
                                                            PER SHARE DATA)
Net income (loss):
  As reported......................................   $8,497     $1,530    $15,218
  Pro forma........................................   $7,563     $ (345)   $12,168
Basic net income (loss) per share:
  As reported......................................   $ 0.47     $ 0.08    $  0.75
  Pro forma........................................   $ 0.42     $(0.02)   $  0.60
Diluted net income (loss) per share:
  As reported......................................   $ 0.46     $ 0.08    $  0.73
  Pro forma........................................   $ 0.41     $(0.02)   $  0.58

    The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                                YEARS ENDED OCTOBER 31,
                                                          ------------------------------------
                                                            1997          1998          1999
                                                          --------      --------      --------
Weighted average risk free interest rates...............    6.00%         4.98%         5.27%
Expected dividend yield.................................       0%            0%            0%
Expected volatility.....................................      65%           65%           84%
Expected lives (in years)...............................       4             4             4

    The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

    Options granted, exercised and canceled under the Plans are summarized as follows:

                                                                   WEIGHTED AVERAGE
                                                     OPTIONS        EXERCISE PRICE
                                                  --------------   ----------------
                                                  (IN THOUSANDS)
Balance at October 31, 1996.....................      1,689             $3.66
  Options granted...............................        510              8.69
  Options exercised.............................       (396)             1.11
  Options canceled..............................        (33)             5.92
                                                      -----
Balance at October 31, 1997.....................      1,770              5.63
  Options granted...............................      1,516              6.03
  Options exercised.............................       (146)             1.13
  Options canceled..............................       (829)             8.29
                                                      -----
Balance at October 31, 1998.....................      2,311              5.23
  Options granted...............................      1,152             13.06
  Options exercised.............................       (662)             5.98
  Options canceled..............................       (359)             4.16
                                                      -----
Balance at October 31, 1999.....................      2,442              9.10
                                                      =====

                    ADVANCED DIGITAL INFORMATION CORPORATION

13. STOCK-BASED COMPENSATION PLANS (CONTINUED)

    At October 31, 1999 a total of 499,149 options were exercisable, the weighted average exercise price of these options was $6.0363. The weighted average grant date fair value of options granted in fiscal years 1997, 1998 and 1999 was $4.74, $3.09 and $8.37, respectively.

    The following table summarizes information about stock options outstanding at October 31, 1999.

                                             OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                              --------------------------------------------------   -------------------------------
                                               WEIGHTED AVERAGE      WEIGHTED                          WEIGHTED
RANGE OF                          NUMBER          REMAINING          AVERAGE           NUMBER          AVERAGE
EXERCISE PRICES                OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISEABLE    EXERCISE PRICE
---------------               --------------   ----------------   --------------   --------------   --------------
                              (IN THOUSANDS)                                       (IN THOUSANDS)
$ 0.8091 - $ 2.6164.........         89            18 mos.           $ 1.9987             57            $1.7319
$ 4.3750 - $ 5.9065.........        616            46 mos.           $ 4.3907            133            $4.4245
$ 6.3125 - $ 9.7813.........      1,324            42 mos.           $ 7.3842            310            $7.5170
$12.4688 - $32.8750.........        413            57 mos.           $23.1924             --                 --

14. PROFIT INCENTIVE AND BONUS PLANS

    We currently have a non-contributory bonus plan for certain high-level Team Members and a non-contributory profit sharing plan for all other domestic Team Members. These plans are generally based upon a combination of Team Member salaries and performance. No distributions are made under the bonus plan if financial targets are not achieved. Contributions to both plans combined totaled $740,000, $291,000 and $2,121,000 for fiscal 1997, 1998 and 1999, respectively.

15. COMMITMENTS

    LEASE COMMITMENTS

    We currently lease facilities in Redmond, Washington; Englewood, Colorado; and Reno, Nevada for administrative, sales and marketing, research and development, operations and warehouse activities. Sales and service offices are leased at various sites in the United States and Europe.

    Minimum annual rental commitments at October 31, 1999, for noncancelable operating leases, are shown in the following table:

YEAR ENDED OCTOBER 31,                                            AMOUNT
----------------------                                        --------------
                                                              (IN THOUSANDS)
2000........................................................      $2,908
2001........................................................      $2,615
2002........................................................      $2,294
2003........................................................      $1,917
2004........................................................      $1,888

    Rent expense aggregated $571,000 in fiscal 1997, $1,255,000 in fiscal 1998 and $2,941,000 in fiscal 1999.

                    ADVANCED DIGITAL INFORMATION CORPORATION

15. COMMITMENTS (CONTINUED)

    OTHER COMMITMENTS

    In connection with the purchase of Grau by EMASS, Inc. in 1994, EMASS, Inc. entered into an agreement with the minority shareholder of Grau whereby the minority shareholder has the option to "put" his 20% interest in Grau to us for an amount based on Grau profitability, but not to be less than $2,000,000. This option is effective for the period January 1, 2000 to March 31, 2000.

16. GEOGRAPHIC SEGMENT INFORMATION

    Major operations outside the United States consist of ADE, our wholly owned subsidiary in France, and Grau, a subsidiary in Germany, which has a further subsidiary operating in the United Kingdom. Certain information regarding operations in this geographic segment is presented in the table below. Transfers between geographic segments are made at arms-length prices consistent with rules and regulations of governing tax authorities. The profits on these transfers are not recognized until sales are made to non-affiliated customers.

    Excluded from U.S. net sales are transfers from the U.S. to ADE and Grau of $14,488,000, $14,794,000 and $38,328,000 in 1997, 1998 and 1999, respectively.
Included in U.S. sales are export sales to unaffiliated customers of $7,329,000, $7,404,000 and $11,290,000 in 1997, 1998 and 1999, respectively. Included in
U.S. operating profit is the expense associated with the acquired in-process technology.

    Total international sales were $30,611,000, $37,929,000 and $89,992,000 in fiscal 1997, 1998 and 1999, respectively.

                                                    YEARS ENDED OCTOBER 31,
                                                 ------------------------------
                                                   1997       1998       1999
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Net sales:
  United States................................  $69,921    $ 84,032   $144,665
  Europe.......................................   23,283      30,525     78,702
                                                 -------    --------   --------
                                                 $93,204    $114,557   $223,367
                                                 =======    ========   ========
Long-lived assets:
  United States................................  $ 2,177    $  7,520   $ 21,846
  Europe.......................................      485       3,532      3,202
                                                 -------    --------   --------
                                                 $ 2,662    $ 11,052   $ 25,048
                                                 =======    ========   ========

                    ADVANCED DIGITAL INFORMATION CORPORATION

17. QUARTERLY INFORMATION (UNAUDITED)

                                                            1998
                                          -----------------------------------------
                                             Q1         Q2         Q3         Q4
                                          --------   --------   --------   --------
                                          (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales...............................  $22,866    $24,806    $25,314    $41,571
Gross profit............................  $ 7,415    $ 7,010    $ 6,770    $11,973
Net income (loss).......................  $ 2,361    $ 1,934    $   752    $(3,517)
Basic net income (loss) per share.......  $  0.12    $  0.10    $  0.04    $ (0.18)
Diluted net income (loss) per share.....  $  0.12    $  0.10    $  0.04    $ (0.18)

                                                            1999
                                          -----------------------------------------
                                             Q1         Q2         Q3         Q4
                                          --------   --------   --------   --------
                                          (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales...............................  $49,144    $54,044    $57,191    $62,988
Gross profit............................  $16,394    $18,039    $20,116    $22,191
Net income..............................  $ 3,052    $ 3,545    $ 4,547    $ 4,074
Basic net income per share..............  $  0.16    $  0.18    $  0.23    $  0.18
Diluted net income per share............  $  0.15    $  0.18    $  0.22    $  0.18

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information called for by Part III (Item 10, 11, 12 and 13) will be included in our Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of our fiscal year end, October 31, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES    PAGE
----------------------------------------------------------------------------  --------
A.  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         (1)   Financial Statements:

               Report of Independent Accountants...........................      34

               Consolidated Balance Sheets at October 31, 1998 and 1999....      35

               Consolidated Statements of Income for each of the three years     36
                 in the period ended October 31, 1999......................

               Consolidated Statements of Changes in Shareholders' Equity        37
                 for each of the three years in the period ended October 31,
                 1999......................................................

               Consolidated Statements of Cash Flows for each of the three       38
                 years in the period ended October 31, 1999................

               Notes to Consolidated Financial Statements..................      40

         (2) Supplemental Financial Statement Schedule for each of the three years in the period ended October 31, 1999:

               VIII--Valuation and Qualifying Accounts.....................      58

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

B.  REPORTS ON FORM 8-K.

    We filed a Form 8-K dated September 17, 1999 under Item 5 "Other Events" associated with the acquisition of MountainGate Imaging Systems Corporation.

C.  EXHIBITS.

    See page 59 for index to exhibits.

SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED OCTOBER 31, 1997, 1998 AND 1999

                                 BALANCE AT   ADDITIONS
                                 BEGINNING    CHARGED TO                  BALANCE AT
                                  OF YEAR       INCOME     DEDUCTIONS*    END OF YEAR
                                 ----------   ----------   ------------   -----------
                                                    (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  RECEIVABLE:
  1997.........................     $ 187       $ 167          $30           $ 324
  1998.........................       324         391          239             476
  1999.........................       476         817          289           1,004

ALLOWANCE FOR INVENTORY
  OBSOLESCENCE:
  1997.........................       859         651          379           1,131
  1998.........................     1,131       1,166          152           2,145
  1999.........................     2,145       4,955          521           6,579

------------------------

*Deductions represent amounts written off against the allowance, net of recoveries.

                               INDEX TO EXHIBITS
                                   (ITEM 14c)

       EXHIBIT
       NUMBER                                   DESCRIPTION                             PAGE
---------------------                           -----------                           --------
          3.1           Restated Articles of Incorporation of ADIC (Exhibit 3.1)....  (A)

          3.2           Restated Bylaws of ADIC (Exhibit 3.2).......................  (A)

          4.1           Rights Agreement, dated as of August 12, 1996, between ADIC and ChaseMellon Shareholders Services, L.L.C., as Rights
                          Agent (Exhibit 4.2).......................................  (A)

         10.1           Credit Agreement between Advanced Digital Information
                          Corporation and Seafirst Bank, dated August 17, 1998......  (B)

         10.2           Lease Agreement and Work Letter Agreement between The
                          Quadrant Corporation and ADIC, dated as of November 5,
                          1997 (Exhibit 10.1).......................................  (C)

         10.3*          ADIC Bonus Plan (Exhibit 10.2)..............................  (C)

         10.4*          Amended 1997 Stock Purchase Plan (Appendix A)...............  (D)

         10.5*          ADIC 1996 Stock Option Plan (Appendix B)....................  (D)

         10.6*          ADIC 1996 Transition Plan (Exhibit 10.4)....................  (A)

         10.7           Form of Indemnification Agreement, together with schedule of agreements................................................  (E)

         10.8*          Form of Change of Control Agreement, together with schedule of agreements.............................................  (F)

         21.1           Subsidiaries of the Registrant..............................

         23.1           Consent of Independent Accountants..........................

         27.1           Financial Data Schedule.....................................

         99.1           Excerpt from the Current Report on Form 8-K filed
                          September 20, 1999........................................

------------------------

  * Management contract or compensatory plan or arrangement.

(A) Incorporated by reference to designated exhibit to Form 10 Information Statement filed September 10, 1996.

(B) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period July 31, 1998.

(C) Incorporated by reference to designated exhibit of the Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

(D) Incorporated by reference to designated appendix of the proxy statement filed in connection with the 1998 Annual Meeting of Shareholders.

(E) Incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

(F) Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ADVANCED DIGITAL INFORMATION CORPORATION

                                                       By            /s/ PETER H. VAN OPPEN
                                                           ------------------------------------------
                                                                       Peter H. van Oppen
                                                              CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: January 15, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            NAME                                     TITLE                   DATE
                            ----                                     -----                   ----
By                 /s/ PETER H. VAN OPPEN
         -------------------------------------------       Chairman of the Board and   January 15, 2000
                     Peter H. van Oppen                      Chief Executive Officer

                                                           Senior Vice President and
By                    /s/ JON W. GACEK                       Chief Financial Officer
         -------------------------------------------         (Principal Financial and  January 15, 2000
                        Jon W. Gacek                         Accounting Officer)

By                    /s/ TOM A. ALBERG
         -------------------------------------------       Director                    January 15, 2000
                        Tom A. Alberg

By                /s/ CHRISTOPHER T. BAYLEY
         -------------------------------------------       Director                    January 15, 2000
                    Christopher T. Bayley

By                 /s/ RUSSELL F. MCNEILL
         -------------------------------------------       Director                    January 15, 2000
                     Russell F. McNeill

By                   /s/ JOHN W. STANTON
         -------------------------------------------       Director                    January 15, 2000
                       John W. Stanton

By                  /s/ WALTER F. WALKER
         -------------------------------------------       Director                    January 15, 2000
                      Walter F. Walker