Form 10-Q
period 2000-01-31
ADVANCED DIGITAL INFORMATION CORP
filed 2000-03-15
CIK 770403

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 2000

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

                                 [X] Yes [ ] No

The total shares of common stock without par value outstanding at the end of the quarter reported is 51,403,412.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ADVANCED DIGITAL INFORMATION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                OCTOBER 31,     JANUARY 31,
                                                                    1999            2000
                                                                ------------    ------------
                                                                                 (Unaudited)
                       ASSETS
Current assets:
   Cash and cash equivalents ................................   $    156,548    $    158,559
   Accounts receivable, net of allowances of $1,004 in 1999
     and $1,231 in 2000 .....................................         44,568          48,738
   Inventories, net .........................................         33,317          37,966
   Marketable equity securities .............................          2,222           2,922
   Prepaid expenses and other ...............................          1,063           1,103
   Deferred income taxes ....................................          4,664           4,377
                                                                ------------    ------------
     Total current assets ...................................        242,382         253,665
Property, plant and equipment, net ..........................          8,712           8,604
Investment in Crossroads Systems, Inc. ......................        185,544         189,783
Intangible and other assets and investment in common stock ..         16,336          21,133
                                                                ------------    ------------
                                                                $    452,974    $    473,185
                                                                ============    ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................   $     20,582    $     29,487
   Accrued liabilities ......................................         11,439          10,004
   Income taxes payable .....................................          3,138             758
   Deferred revenue .........................................          4,105           4,769
   Current portion of long-term debt ........................          8,753           7,147
                                                                ------------    ------------
     Total current liabilities ..............................         48,017          52,165
Long-term debt ..............................................          1,507           1,369
Deferred income taxes .......................................         64,168          65,758
Minority interest ...........................................            324            --
Commitments .................................................           --              --
Shareholders' equity:
   Preferred stock, no par value; 4,000,000 shares
     authorized; none issued and outstanding ................           --              --
   Common stock, no par value; 160,000,000 shares authorized,
     51,403,412 issued and outstanding (50,931,534 in 1999) .        191,155         195,876
   Retained earnings ........................................         31,227          38,395
   Accumulated other comprehensive income:
      Cumulative translation adjustment .....................           (963)         (1,524)
      Unrealized investment gains ...........................        117,539         121,146
                                                                ------------    ------------
       Total shareholders' equity ...........................        338,958         353,893
                                                                ------------    ------------
                                                                $    452,974    $    473,185
                                                                ============    ============

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                     THREE MONTHS
                                                   ENDED JANUARY 31,
                                                  ---------------------
                                                    1999        2000
                                                  --------    --------
                                                       (unaudited)
Net sales .....................................   $ 49,144    $ 63,863
Cost of sales .................................     32,750      40,961
                                                  --------    --------
   Gross profit ...............................     16,394      22,902
                                                  --------    --------
Operating expenses:
   Selling and administrative .................      9,113      10,951
   Research and development ...................      2,815       3,956
                                                  --------    --------
                                                    11,928      14,907
                                                  --------    --------
Operating profit ..............................      4,466       7,995
                                                  --------    --------
Other income (expense):
   Interest income ............................        234       2,184
   Interest expense ...........................       (345)        (98)
   Gain on sale of marketable equity securities        564         188
   Foreign currency transaction gains, net ....         27         129
                                                  --------    --------
                                                       480       2,403
                                                  --------    --------
Income before provision for income taxes ......      4,946      10,398
Provision for income taxes ....................      1,774       3,212
Minority interest .............................        120          18
                                                  --------    --------
Net income ....................................   $  3,052    $  7,168
                                                  ========    ========
Basic net income per share ....................   $   0.08    $   0.14
                                                  ========    ========
Diluted net income per share ..................   $   0.08    $   0.13
                                                  ========    ========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS
                                                                 ENDED JANUARY 31,
                                                               ----------------------
                                                                  1999         2000
                                                               ---------    ---------
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................   $   3,052    $   7,168
   Adjustments to reconcile net income to net cash
      used in operating activities:
       Depreciation and amortization .......................         930          997
       Allowance for doubtful accounts receivable ..........         204          256
       Allowance for inventory obsolescence ................       1,238        1,333
       Gain on sale of marketable equity securities ........        (564)        (188)
       Deferred income taxes ...............................        --           (191)
       Other ...............................................         129          115
   Change in assets and liabilities:
       Accounts receivable .................................      (1,780)      (4,843)
       Inventories .........................................      (3,870)      (6,580)
       Prepaid expenses and other ..........................          17          (63)
       Other assets ........................................         (50)          12
       Accounts payable ....................................      (4,426)       4,283
       Accrued liabilities .................................       1,575       (1,491)
       Income taxes payable ................................       1,339       (2,278)
       Deferred revenue ....................................         635          764
                                                               ---------    ---------
Net cash used in operating activities ......................      (1,571)        (706)
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ...............      (1,078)      (1,010)
   Proceeds from sale of marketable equity securities ......       2,699          548
   Investment in common stock ..............................      (4,000)        --
                                                               ---------    ---------
Net cash used in investing activities ......................      (2,379)        (462)
                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term and short-term debt ..............      (1,018)      (1,070)
   Proceeds from issuance of common stock for stock options,
     including tax benefit .................................         217        4,721
                                                               ---------    ---------
Net cash provided by (used in) financing activities ........        (801)       3,651
                                                               ---------    ---------
Effect of exchange rate changes on cash ....................        (144)        (472)
                                                               ---------    ---------
Net increase (decrease) in cash and cash equivalents .......      (4,895)       2,011
Cash and cash equivalents at beginning of period ...........      28,226      156,548
                                                               ---------    ---------
Cash and cash equivalents at end of period .................   $  23,331    $ 158,559
                                                               =========    =========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            ACCUMULATED
                                           COMMON STOCK                        OTHER
                                       ---------------------   RETAINED    COMPREHENSIVE
                                        SHARES      AMOUNT     EARNINGS        INCOME        TOTAL
                                       ---------   ---------   ---------   -------------   ---------
Balance at October 31, 1999 ........      50,932   $ 191,155   $  31,227   $    116,576    $ 338,958
Exercise of stock options, including
  tax benefit of $3,314 ............         471       4,721          --             --        4,721
Comprehensive income:
  Net income .......................          --          --       7,168             --           --
  Unrealized investment gains ......          --          --          --          3,607           --
  Foreign currency translation
   adjustment ......................          --          --          --           (561)          --
     Total comprehensive income ....          --          --          --             --       10,214
                                       ---------   ---------   ---------   ------------    ---------
Balance at January 31, 2000 ........      51,403   $ 195,876   $  38,395   $    119,622    $ 353,893
                                       =========   =========   =========   ============    =========

     See the accompanying notes to these consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2000
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and should be read in conjunction with the the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 1999. In the opinion of management, all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three-month period ended January 31, 2000, are not necessarily indicative of results to be expected for a full year.

     All references to the number of shares and per share amounts of the our common stock in the accompanying financial statements and these notes have been restated to reflect a two-for-one stock split effected on March 14, 2000.

NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the three months ended January 31, 1999 and 2000:

                                                          1999      2000
                                                        -------   -------
                                                      (IN THOUSANDS, EXCEPT
                                                       FOR PER SHARE DATA)
Numerator:
  Net income ........................................   $ 3,052   $ 7,168
Denominator:
   Weighted average number of common shares
     outstanding - basic ............................    39,094    51,149
   Dilutive potential common shares from Team Member
     (employee) stock options .......................       934     2,574
                                                        -------   -------
   Weighted average number of common shares
     outstanding - diluted ..........................    40,028    53,723
                                                        =======   =======
Basic net income per share ..........................   $  0.08   $  0.14
                                                        =======   =======
Diluted net income per share ........................   $  0.08   $  0.13
                                                        =======   =======

NOTE 3. INVENTORIES

     Inventory is comprised as follows:

                                            OCTOBER 31, 1999    JANUARY 31, 2000
                                            ----------------    ----------------
                                                      (IN THOUSANDS)
     Finished goods .....................   $         13,871    $         14,474
     Work-in-process ....................              3,892               4,516
     Raw materials ......................             22,133              26,789
                                            ----------------    ----------------
                                                      39,896              45,779
     Allowance for inventory
       obsolescence......................             (6,579)             (7,813)
                                            ----------------    ----------------
                                            $         33,317    $         37,966
                                            ================    ================

NOTE 4. ACQUISITION OF MINORITY INTEREST

     Effective January 1, 2000, we acquired the 20% minority interest of ADIC/GRAU Storage Systems GmbH & Co. KG for a total purchase price of $4.7 million payable in cash. In connection with the acquisition, we recorded approximately $4.4 million of goodwill and other intangible assets, with an average useful life of eight years. The purchase is reflected in accounts payable at January 31, 2000 and was paid in February 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 1999. THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. SUCH RISKS ARE DETAILED IN OUR ANNUAL REPORT ON FORM 10-K AND ARE INCORPORATED HEREIN BY REFERENCE. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE REQUIRED TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

     In August 1998, we acquired EMASS, Inc. for $25.0 million in cash and the assumption of $2.0 million in indebtedness. EMASS established our presence in Denver and expanded our operations in Europe. This acquisition brought with it certain product offerings, including large-scale libraries and proprietary software products designed to operate in conjunction with our hardware products and the hardware products of our competitors. Additionally, we gained a field service organization which now serves our combined business.

     On September 17, 1999, we acquired MountainGate Imaging Systems Corporation. In connection with the acquisition, we issued an aggregate of 220,000 shares of common stock, paid $200,000 cash and assumed approximately $2.0 million of MountainGate's debt. This acquisition brought with it CentraVision, a Storage Area Network (SAN) software technology.

     Effective January 1, 2000, we acquired the 20% of Grau previously owned by a minority shareholder. The purchase price of $4.7 million reflects goodwill and other intangible assets.

     Foreign currency gains or losses arise as a result of our operation of European subsidiaries, the functional currencies of which are the French franc, German mark and British pound sterling. The subsidiaries' U.S. dollar receivables and payables, and other monetary assets not in the functional currency are translated into the applicable functional currencies of these subsidiaries. Some U.S. dollar receivables and payables offset each other to reduce our exposure to transaction gains and losses. To the extent that these monetary assets and liabilities do not fully offset each other and the U.S. dollar exchange rate changes with respect to these currencies, transaction gains or losses may result. For large sales denominated in other currencies, we attempt to implement appropriate hedging strategies.

RESULTS OF OPERATIONS

     NET SALES. Net sales in the first quarter of fiscal 2000 increased 30% to $63.9 million compared with net sales of $49.1 million in the comparable quarter of fiscal 1999. This increase reflects strong sales growth across our major product lines in both our branded products and OEM business. Revenue from OEMs was $12.4 million or 19% of total revenue for this first quarter of fiscal 2000 and $5.9 million or 12% of total revenue for the first quarter of fiscal 1999. These OEM sales consisted primarily of the small library FastStor products.

     GROSS PROFIT. Gross profit was $22.9 million or 36% of net sales for the first quarter of fiscal 2000 compared to $16.4 million or 33% of net sales for the first quarter of fiscal 1999. The increase was due to a shift in product mix toward open system storage solutions, including higher-margin tape libraries, software and service, and away from lower-margin standalone tape drives and media, as well as the effects of overall volume increases.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $11.0 million or 17% of net sales for the first quarter of fiscal 2000 compared to $9.1 million or 19% of net sales for the first quarter of fiscal 1999. The dollar increase in selling and administrative expenses was due to increased sales and administrative personnel costs both in the headquarters office and in regional offices throughout the United States and increased advertising and promotion costs. The percentage decrease in selling and administrative expenses was due to the increase in net sales.

     ACQUIRED IN-PROCESS TECHNOLOGY. In connection with the acquisitions of MountainGate in fiscal 1999 and EMASS in fiscal 1998, acquired in-process technology was identified and valued by an independent third party and was expensed immediately. In each case, the value of acquired in-process technology was determined by estimating the stage of development of each in-process research and development project at the date of acquisition and estimating cash flows resulting from anticipated revenues generated from such projects, and then discounting the projected net cash flow. All expenses after the acquisition dates are included in research and development expenses.

     In the case of MountainGate, the acquired in-process technology was valued at $2.1 million, approximately 23% of the total assets acquired. The project we are currently pursuing is an NT version of the CentraVision product that will also include many new features required to function in the enterprise open solutions market. We expect to incur significant costs to develop the acquired in-process technology into a commercially viable product. Costs include engineering time and material, in addition to costs associated with beta versions and testing. The valuation of the in-process technology included estimates of the costs to complete the NT version of CentraVision of approximately $1.8 million. We expect that this product will be released in the third quarter of this fiscal year. Approximately $100,000 of costs were incurred from the date of acquisition through October 31, 1999, additional costs of approximately $171,000 were incurred this quarter. As of January 31, 2000 the costs and timing of the project were consistent with the initial estimates of management. We believe that this project will be successfully developed; however, if it is not, our sales and profitability may be adversely affected in future periods. In addition, the failure of the project could impair the value of other intangible assets acquired and adversely affect our sales and profitability in future periods.

     Acquired in-process technology of EMASS included a new large library storage product and associated software, as well as separate software products using UNIX and Windows NT platforms. We expect that these products, if successfully developed, will replace existing large library and software products. We expect that customer service and maintenance contracts will, however, continue to provide revenue associated with the older products.

     We expect that the new library product will be released in the fourth quarter of calendar 2000. Approximately $275,000 of costs were incurred during the first quarter of fiscal 2000; approximately $1.8 million of costs were expended through October 31, 1999. We expect to incur additional costs of approximately $1.5 million to complete the project.

     Approximately $250,000 of costs were incurred in the first quarter of fiscal 2000 in connection with the software products. $1.0 million of costs were incurred through October 31, 1999. We anticipate that an additional $350,000 will be necessary to complete these projects. AMASS NT was released in the third quarter of fiscal 1999, and the other software products are expected to be released in the second and third quarters of fiscal 2000.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.0 million or 6% of net sales for the first quarter of fiscal 2000 compared to $2.8 million or 6% of net sales for the first quarter of fiscal 1999. Approximately 50% of the research and development spending was related to software-based products. We intend to maintain this level of research and development spending, relative to net sales, as we continue investing heavily in software development and new hardware products.

     OTHER INCOME (EXPENSE). Other income for the first quarter of fiscal 2000 was $2.4 million compared to $500,000 for fiscal 1999. This increase relates primarily to interest income from the investment of cash balances received in the follow-on stock offering in September 1999. Interest expense of $98,000 in fiscal 2000 relates to interest on operating credit lines through a German bank. In fiscal 1999 we incurred interest of $345,000 associated primarily with a bank loan used to finance the acquisition of EMASS. All U.S. bank debt was paid off during fiscal 1999. The gain on sale of marketable equity securities in each year relates to the sale of investments in certain securities.

     PROVISION FOR INCOME TAXES. Income tax expense for fiscal 2000 was $3.2 million, an effective tax rate of 31%. The effective tax rate includes taxes paid in various federal, state and international jurisdictions. This compares with income tax expense in the first quarter of fiscal 1999 of $1.8 million, an effective tax rate of 36%. There are significant deferred tax assets for net operating loss carryforwards and other temporary differences associated with MountainGate and with subsidiaries acquired in the EMASS transaction. At October 31, 1999 a valuation allowance had been established on a portion of these deferred tax assets. During fiscal 2000 we determined that it was more likely than not that we could realize a portion of these deferred tax assets and consequently reduced the previously established valuation allowance by $200,000. At January 31, 2000 we had a valuation allowance of $3.1 million, which if reduced will lower our effective income tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows used in operating activities were $706,000 for the first quarter fiscal 2000. In the comparable period of fiscal 1999, cash of $1.6 million was used in operating activities. In each of these periods, operating cash was primarily used to fund increases in accounts receivable and inventories and was offset by net income, depreciation and other allowances. Additionally in fiscal 2000, accounts payable growth of $4.3 million offset these uses of cash.

     Cash flows used in investing activities were $462,000 for the first quarter of fiscal 2000 and $2.4 million for the first quarter of fiscal 1999. Fiscal 1999 uses include $4.0 million associated with an investment in Network Integrity, Inc., a developer of specialized data protection software products. Both periods reflect proceeds from the sales of marketable equity securities and investments in property, plant and equipment.

     Cash flows provided by financing activities in the first quarter of fiscal 2000 were $3.7 million. This amount reflects $4.7 million associated with the exercise of stock options, including the tax benefits from such exercises, offset by certain payments of long-term and short-term debt.

     At January 31, 2000, our cash and cash equivalents totaled $158.6 million, up from $156.5 million at October 31, 1999. Our working capital, the difference between current assets and current liabilities, was $201.5 million at January 31, 2000, with a ratio of current assets to current liabilities of 4.9 to 1. We had no material or unusual commitments as of January 31, 2000 other than annual rental commitments. Additionally, at January 31, 2000, our investment in Crossroads Systems, Inc. had a market value of $189.8 million. The market for technology stocks is extremely volatile and there is no assurance that we will realize this value when and if we liquidate our investment in Crossroads.

     We believe that our existing cash and cash equivalents, available bank lines of credit, and anticipated cash flow from our operating activities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to acquire or invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible acquisition by us. In addition, we have made and expect to continue to make substantial investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

MARKET RISK MANAGEMENT

     We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures. We do not hold or issue derivative instruments for trading purposes.

     The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar, and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation in the U.S. dollar would result in an approximately $150,000 decrease in income before provision for income taxes for the first quarter of fiscal 2000.

     At January 31, 2000, we had variable rate debt of approximately $7.0 million provided by German banks, and fixed rate debt of $1.5 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at January 31, 2000. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. Any such increase would be immaterial to the consolidated financial position and results of operations and cash flows. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3%.

YEAR 2000

     The year 2000 issue arose because many computer systems include computer code in which calendar year data is abbreviated in a two-digit format. If not addressed, such computer systems may have failed to operate properly beyond the year 1999, which may have led to business disruptions in the U.S. and internationally. Accordingly, we created upgrades for certain software and large library products, reviewed and replaced hardware used in connection with certain products, and replaced and upgraded internal systems as necessary. We developed contingency plans to be implemented in the event of critical year 2000 problems, but no need to implement them has arisen.

     We consider the transition into the year 2000 successful from the perspective of both our internal systems and external interactions. Over the millennial changeover period, no material issues were encountered, and we conducted business as usual.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          At its annual meeting on February 16, 2000, duly called and with proxies solicited, 48,990,332 shares were represented in person or by proxy constituting 95.37 percent of the outstanding shares. There were 51,367,296 shares of the Company's common stock outstanding and entitled to vote at the annual meeting. These references to number of shares have been adjusted to reflect a two-for-one stock split effected on March 14, 2000.

     i. The proposal to approve the Advanced Digital Information Corporation 1999 Stock Incentive Compensation Plan received the following votes:

          ---------------------------------------------------------------------
                                                               Percent of Votes
                                                 Votes            For/Against
          ---------------------------------------------------------------------
          For                                 33,089,000                 67.65%
          ---------------------------------------------------------------------
          Against                             15,820,706                 32.35%
          ---------------------------------------------------------------------
          Abstain                                 80,626                     --
          ---------------------------------------------------------------------
          Broker Non-Votes                           N/A                     --
          ---------------------------------------------------------------------

          The foregoing proposal was approved.

     ii. One director was reelected to the Board, to hold office for a three-year term. The nominee received 48,383,140 votes, which represents 98.76 percent of the shares voted.

Item 5.   Other information.

          On February 16, 2000, the Board of Directors elected Dr. Richard L. McCormick to fill the vacancy created by Mr. Russell F. McNeill, whose term as a director concluded at the annual meeting. Dr. McCormick has served as President of the University of Washington since September 1, 1995 and holds a Ph.D. in History from Yale University. The University of Washington is the largest institution of higher education in the State of Washington and currently enrolls approximately 35,000 students. Dr. McCormick will stand for election at the annual meeting in February 2001.

Item 6.   Exhibits and Reports on Form 8-K.

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ADVANCED DIGITAL INFORMATION CORPORATION

Dated:  March 15, 2000                 /s/ Peter H. Van Oppen
                                       ----------------------------------------
                                       Peter H. van Oppen, Chairman
                                       and Chief Executive Officer

Dated:  March 15, 2000                 /s/ Jon W. Gacek

                                       ----------------------------------------
                                       Jon W. Gacek, Senior Vice President and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)