Form 10-Q
period 2000-04-30
ADVANCED DIGITAL INFORMATION CORP
filed 2000-06-14
CIK 770403

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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

                                 [X] Yes [ ] No

The total shares of common stock without par value outstanding at the end of the quarter reported is 51,602,286.

ITEM 1.  FINANCIAL STATEMENTS

                    ADVANCED DIGITAL INFORMATION CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                               OCTOBER 31,   APRIL 30,
                                                                   1999         2000
                                                               -----------   ---------
                                                                            (Unaudited)
                       ASSETS
Current assets:
   Cash and cash equivalents ................................   $ 156,548    $ 194,940
   Accounts receivable, net of allowances of $1,004 in 1999
     and $1,417 in 2000 .....................................      44,568       55,854
   Inventories, net .........................................      33,317       46,623
   Marketable equity securities .............................       2,222       25,798
   Prepaid expenses and other ...............................       1,063        1,290
   Deferred income taxes ....................................       4,664        4,933
                                                                ---------    ---------
     Total current assets ...................................     242,382      329,438
Property, plant and equipment, net ..........................       8,712        9,620
Investment in Crossroads Systems, Inc. ......................     185,544      148,027
Intangible and other assets and investment in common stock ..      16,336       20,675
                                                                ---------    ---------
                                                                $ 452,974    $ 507,760
                                                                =========    =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................   $  20,582    $  30,721
   Accrued liabilities ......................................      11,439        9,434
   Income taxes payable .....................................       3,138       20,276
   Deferred revenue .........................................       4,105        4,879
   Current portion of long-term debt ........................       8,753        6,610
                                                                ---------    ---------
     Total current liabilities ..............................      48,017       71,920
Long-term debt ..............................................       1,507        1,236
Deferred income taxes .......................................      64,168       50,693
Minority interest ...........................................         324           --
Commitments .................................................          --           --
Shareholders' equity:
   Preferred stock, no par value; 4,000,000 shares
     authorized; none issued and outstanding ................          --           --
   Common stock, no par value; 160,000,000 shares authorized,
     51,602,286 issued and outstanding (50,931,534 in 1999)       191,155      198,189
   Retained earnings ........................................      31,227       94,338
   Accumulated other comprehensive income:
      Cumulative translation adjustment .....................        (963)      (2,114)
      Unrealized investment gains ...........................     117,539       93,498
                                                                ---------    ---------
       Total shareholders' equity ...........................     338,958      383,911
                                                                ---------    ---------
                                                                $ 452,974    $ 507,760
                                                                =========    =========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         APRIL 30,                APRIL 30,
                                                  ----------------------    ----------------------
                                                     1999         2000         1999         2000
                                                  ---------    ---------    ---------    ---------
                                                                    (Unaudited)
Net sales .....................................   $  54,044    $  64,898    $ 103,188    $ 128,760
Cost of sales .................................      36,005       41,483       68,755       82,443
                                                  ---------    ---------    ---------    ---------
   Gross profit ...............................      18,039       23,415       34,433       46,317
                                                  ---------    ---------    ---------    ---------
Operating expenses:
   Selling and administrative .................       8,980       12,582       18,093       23,533
   Research and development ...................       3,235        4,118        6,051        8,074
                                                  ---------    ---------    ---------    ---------
                                                     12,215       16,700       24,144       31,607
                                                  ---------    ---------    ---------    ---------
Operating profit ..............................       5,824        6,715       10,289       14,710
                                                  ---------    ---------    ---------    ---------
Other income:
   Interest income ............................          90        2,488          324        4,672
   Interest expense ...........................        (202)         (91)        (546)        (189)
   Gain on sale of Crossroads Systems, Inc. ...          --       74,446           --       74,446
   Gain on sale of marketable equity securities          --        1,348          564        1,536
   Foreign currency transaction gains, net ....          63          (69)          90           60
                                                  ---------    ---------    ---------    ---------
                                                        (49)      78,122          432       80,525
                                                  ---------    ---------    ---------    ---------
Income before provision for income taxes ......       5,775       84,837       10,721       95,235
Minority interest .............................         163           --          283           18
Provision for income taxes ....................       2,067       28,894        3,841       32,106
                                                  ---------    ---------    ---------    ---------
Net income ....................................   $   3,545    $  55,943    $   6,597    $  63,111
                                                  =========    =========    =========    =========
Basic net income per share ....................   $    0.09    $    1.09    $    0.17    $    1.23
                                                  =========    =========    =========    =========
Diluted net income per share ..................   $    0.09    $    1.03    $    0.16    $    1.17
                                                  =========    =========    =========    =========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED APRIL 30,
                                                              --------------------------
                                                                  1999         2000
                                                               ---------    ---------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................   $   6,597    $  63,111
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Depreciation and amortization .......................       1,813        2,148
       Allowance for doubtful accounts receivable ..........         409          607
       Allowance for inventory obsolescence ................       2,478        2,983
       Gain on sale of marketable equity securities ........        (564)     (75,982)
       Deferred income taxes ...............................          --         (917)
       Other ...............................................         351          119
   Change in assets and liabilities:
       Accounts receivable .................................      (4,352)     (12,789)
       Inventories .........................................      (8,207)     (17,559)
       Prepaid expenses and other ..........................        (204)        (271)
       Other assets ........................................         288           11
       Accounts payable ....................................         367       10,526
       Accrued liabilities .................................       1,293       (1,834)
       Income taxes payable ................................       1,083       17,299
       Deferred revenue ....................................         576          998
                                                               ---------    ---------
Net cash provided by (used in) operating activities ........       1,928      (11,550)
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ...............      (2,136)      (3,072)
   Investment in marketable equity securities ..............         (49)     (26,769)
   Proceeds from sale of marketable equity securities ......       2,699       79,455
   Acquisition of minority interest ........................          --       (4,765)
   Investment in common stock ..............................      (4,000)          --
                                                               ---------    ---------
Net cash provided by (used in) investing activities ........      (3,486)      44,849
                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt .............................     (11,802)      (1,078)
   Repayment of other long-term liabilities ................        (300)          --
   Proceeds from issuance of common stock for stock
     options, including tax benefit ........................         745        7,033
                                                               ---------    ---------
Net cash provided by (used in) financing activities ........     (11,357)       5,955
                                                               ---------    ---------
Effect of exchange rate changes on cash ....................        (542)        (862)
                                                               ---------    ---------
Net increase (decrease) in cash and cash equivalents .......     (13,457)      38,392
Cash and cash equivalents at beginning of period ...........      28,226      156,548
                                                               ---------    ---------
Cash and cash equivalents at end of period .................   $  14,769    $ 194,940
                                                               =========    =========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED APRIL 30, 2000
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                               ACCUMULATED
                                                 COMMON STOCK                     OTHER
                                             --------------------   RETAINED  COMPREHENSIVE
                                              SHARES      AMOUNT    EARNINGS      INCOME       TOTAL
                                             --------    --------   --------  -------------   --------
Balance at October 31, 1999 ..............     50,932    $191,155   $ 31,227     $116,576     $338,958
Purchases under Stock Purchase Plan ......         55         753                                  753
Exercise of stock options,
  including tax benefit of $4,439 ........        615       6,281                                6,281
Comprehensive income:
  Net income .............................                            63,111
  Unrealized investment gains (losses) ...                                        (24,041)
  Foreign currency translation
    adjustment ...........................                                         (1,151)
      Comprehensive income ...............                                                      37,919
                                             --------    --------   --------     --------     --------
Balance April 30, 2000 ...................     51,602    $198,189   $ 94,338     $ 91,384     $383,911
                                             ========    ========   ========     ========     ========

     See the accompanying notes to these consolidated financial statements.

                    ADVANCED DIGITAL INFORMATION CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2000
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 1999. In the opinion of management, all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the six-month period ended April 30, 2000, are not necessarily indicative of results to be expected for a full year.

     All references to the number of shares and per share amounts of our common stock in the accompanying financial statements and these notes have been restated to reflect a two-for-one stock split effected on March 14, 2000.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 for our current fiscal year and do not expect this adoption to have a material impact on our results of operations, financial position or cash flows.

NOTE 3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the three months and six months ended April 30, 1999 and 2000:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      APRIL 30,           APRIL 30,
                                                  -----------------   ------------------
                                                    1999      2000      1999      2000
                                                  -------   -------   -------   -------
Numerator:
   Net income .................................   $ 3,545   $55,943   $ 6,597   $63,111

Denominator:
   Denominator for basic net income per share
       - weighted average shares ..............    39,336    51,524    39,213    51,334
   Dilutive potential common shares from
     Team Member (employee) stock options .....     1,115     2,580       962     2,577
                                                  -------   -------   -------   -------
   Denominator for diluted net income per share
     - adjusted weighted average shares and
     assumed conversions ......................    40,451    54,104    40,175    53,911
                                                  =======   =======   =======   =======
Basic net income per share ....................   $  0.09   $  1.09   $  0.17   $  1.23
                                                  =======   =======   =======   =======
Diluted net income per share ..................   $  0.09   $  1.03   $  0.16   $  1.17
                                                  =======   =======   =======   =======

NOTE 4. INVENTORIES

         Inventory is comprised as follows:

                                                               OCTOBER 31,    APRIL 30,
                                                                   1999          2000
                                                                 -------       -------
        Finished goods.....................................      $13,871       $16,063
        Work-in-process....................................        3,892         4,780
        Raw materials......................................       22,133        35,002
                                                                 -------       -------
                                                                  39,896        55,845
        Allowance for inventory obsolescence...............       (6,579)       (9,222)
                                                                 -------       -------
                                                                 $33,317       $46,623
                                                                 =======       =======

NOTE 5. MARKETABLE EQUITY SECURITIES

     At times we invest in certain marketable equity securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as available-for-sale. Under FAS 115, unrealized holding gains and losses, net of taxes, are reflected as a net amount in a separate component of shareholders' equity until realized. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis.

     At April 30, 2000, the cost basis of owned securities was $26,769,000, the fair value was $25,798,000 and the unrealized loss was $971,000. During the current fiscal year, we sold certain marketable equity securities and realized gains of $1,536,000.

NOTE 6. INVESTMENT IN CROSSROADS SYSTEMS, INC.

     In August 1997, we purchased an approximately 15% interest in Crossroads for a purchase price of $4,000,000. In October 1999, Crossroads completed an initial public offering and in accordance with FAS 115, this investment is classified as available-for-sale. During the second quarter of fiscal 2000, we sold approximately 20% of our interest in Crossroads at an average price of approximately $147 per share, resulting in a net gain of $74,446,000.

     The fair value of the remaining investment is $148,027,000. The difference between the cost basis and fair value of $144,813,000, net of taxes of $50,685,000, is recorded as an unrealized investment gain. This unrealized gain is included as a separate component of shareholders' equity at April 30, 2000.

NOTE 7. ACQUISITION OF MINORITY INTEREST

     Effective January 1, 2000, we acquired the 20% minority interest in ADIC/GRAU Storage Systems GmbH & Co. KG for a total purchase price of $4.7 million in cash. In connection with the acquisition, we recorded approximately $4.4 million of goodwill and other intangible assets, with an average useful life of eight years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 1999. THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. SUCH RISKS ARE DETAILED IN OUR ANNUAL REPORT ON FORM 10-K AND ARE INCORPORATED HEREIN BY REFERENCE. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE REQUIRED TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

RESULTS OF OPERATIONS

     NET SALES. Net sales increased during the second quarter of fiscal 2000 by 20% to $64.9 million from $54.0 million in fiscal 1999. Net sales for the six months ended April 30, 2000 were $128.8 million, an increase of 25% from $103.2 million during the six months ended April 30, 1999. The increase in both periods was led by volume increases in the FastStor and Scalar 1000 products both in branded and OEM markets. A reduction in sales of our larger libraries and slower growth in Europe offset this increase. International sales for the three months ended April 30, 2000 were 39% of total sales compared to 48% of total sales for the same period in fiscal 1999.

     GROSS PROFIT. Gross profit was $23.4 million or 36% of net sales for the three months ended April 30, 2000 compared to $18.0 million or 33% of net sales for the same period in fiscal 1999. For the six months ended April 30, 2000, gross profit was $46.3 million or 36% of net sales compared to $34.4 million or 33% of net sales for the same period in fiscal 1999. Gross profit percentage was higher in both periods due to a continued shift towards sales of higher value products and a continuing decrease in standalone and media sales as a percentage of total sales.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $12.6 million or 19% of net sales for the three months ended April 30, 2000 compared to $9.0 million or 17% of net sales for the same period in fiscal 1999. The dollar and percentage increases are due primarily to sales and marketing costs as we continue to increase our efforts to take advantage of new products and sales channels. A portion of these costs was associated with the product launch of our Scalar 100 product that began shipping in April 2000.

     ACQUIRED IN-PROCESS TECHNOLOGY. In connection with the acquisitions of MountainGate in fiscal 1999 and EMASS in fiscal 1998, acquired in-process technology was identified and valued by an independent third party and was expensed immediately. All expenses after the acquisition dates are included in research and development expenses.

     In the case of MountainGate, the acquired in-process technology was valued at $2.1 million, approximately 23% of the total assets acquired. The project we were pursuing consisted of an NT version of the CentraVision product expected to include many new features required to function in the enterprise open solutions market. Costs, including engineering time and material and costs associated with beta versions and testing, have been incurred to develop the acquired in-process technology into a commercially viable product. The project was substantially complete at April 30, 2000 and will be released in the third fiscal quarter.

     Acquired in-process technology of EMASS included a new large library storage product and associated software, as well as separate software products using UNIX and Windows NT platforms. We expect that these products will replace existing large library and software products. We expect that customer service and maintenance contracts will, however, continue to provide revenue associated with the older products.

     We expect that the new library product will be released in the fourth quarter of calendar 2000 or the first quarter of calendar 2001. Remaining costs to be incurred are primarily associated with drives and other hardware costs associated with building test systems. Approximately $500,000 of costs were incurred in the first half of fiscal 2000 in connection with the software products. We expect that minimal costs will be incurred prior to the completion of the last of the products in May 2000.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.1 million or 6% of net sales for the second quarter of fiscal 2000 compared to $3.2 million or 6% of net sales for the second quarter of fiscal 1999. Approximately 50% of the research and development spending was related to software-based products that may be incorporated into intelligent peripherals or sold separately. We intend to maintain this level of research and development spending, relative to net sales, as we continue investing heavily in software development and new hardware products.

     OTHER INCOME (EXPENSE). Other income for the second quarter of fiscal 2000 was $78.1 million, of which $74.4 million resulted from the gain on sale of a portion of our equity interest in Crossroads Systems, Inc. Additionally, we sold certain other marketable equity securities which resulted in a gain of $1.3 million during the quarter. The increase in interest income in both the three months and six months ended April 30, 2000, is the result of the investment of cash balances received in the follow-on stock offering in September 1999. Additionally in the second quarter of fiscal 2000 interest income was earned on the additional cash balances received as a result of the sales of marketable equity securities. Interest expense in fiscal 2000 relates to interest on operating credit lines through a German bank. In fiscal 1999 we incurred interest associated primarily with a bank loan used to finance the acquisition of EMASS. All U.S. bank debt was paid off during fiscal 1999.

     PROVISION FOR INCOME TAXES. Income tax expense for the six months ended April 30, 2000 was $32.1 million, an effective tax rate of 34%. The effective tax rate includes taxes paid in various federal, state and international jurisdictions. This compares with income tax expense in fiscal 1999 of $3.8 million, an effective tax rate of 36%. The large dollar amount of taxes owed is associated with the gain on sale of Crossroads. There are significant deferred tax assets for net operating loss carryforwards and other temporary differences associated with MountainGate and with subsidiaries acquired in the EMASS transaction. At October 31, 1999 a valuation allowance had been established on a portion of these deferred tax assets. During fiscal 2000 we determined that it was more likely than not that we could realize a portion of these deferred tax assets and consequently reduced the previously established valuation allowance by $850,000. At April 30, 2000 we had a valuation allowance of $2.4 million which, if reduced, will lower our effective income tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     In both fiscal 2000 and fiscal 1999 operating cash was primarily used to fund increases in accounts receivable and inventories and was offset by net income, depreciation and other allowances. In fiscal 2000, accounts payable growth of $10.5 million offset these uses of cash. Additionally, fiscal 2000 reflects an increase in income taxes payable of $17.3 million. This increase is primarily the net of a provision for taxes associated with the gain on sale of Crossroads, less estimated federal tax payments of $8.5 million. Excluding the gain on sale of Crossroads, and the estimated tax payment made in relation to these gains, cash used in operating activities for fiscal 2000 would have been $3.0 million. In the comparable period of fiscal 1999, cash of $1.9 million was provided by operating activities.

     Cash flows provided by investing activities were $44.9 million for the first six months of fiscal 2000, compared to cash flows used in investing activities of $3.5 million in the first six months of fiscal 1999. Fiscal 2000 reflects the proceeds from the sale of Crossroads and other marketable equity securities, as well as investments in marketable equity securities. Fiscal 1999 uses include $4.0 million associated with an investment in LiveVault Corporation (formerly known as Network Integrity, Inc.), a developer of specialized data protection software products.

     Cash flows provided by financing activities in the first six months of fiscal 2000 were $6.0 million. This amount reflects $7.0 million associated with the exercise of stock options, including the tax benefits from such exercises, offset by certain payments of long-term and short-term debt. Cash flows provided by financing activities in the first six months of fiscal 1999 include a partial payment of certain U.S. bank debt of $11.8 million.

     During the first six months of fiscal 2000, we committed to the worldwide implementation of a fully-integrated Enterprise Resource Planning information system. We anticipate that the total cost of this project will be approximately $5.0 million. During the period, we also signed a lease for a new Redmond, Washington facility. The new facility, totaling 78,000 square feet, will provide for increased manufacturing capacity, additional office space, and expanded test and systems engineering labs.

     At April 30, 2000, our cash and cash equivalents totaled $194.9 million, up from $156.5 million at October 31, 1999. Our working capital, the difference between current assets and current liabilities, was $257.5 million at April 30, 2000, with a ratio of current assets to current liabilities of 4.6 to 1. Additionally, at April 30, 2000, our investment in Crossroads Systems, Inc. had a market value of $148.0 million. The market for technology stocks is extremely volatile and there is no assurance that we will realize this value when and if we liquidate the remainder of our investment in Crossroads.

     We believe that our existing cash and cash equivalents, available bank lines of credit, debt capacity and anticipated cash flow from our operating activities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to acquire or invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible acquisition by us. In addition, we have made and expect to continue to make substantial investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK MANAGEMENT

     We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures. We do not hold or issue derivative instruments for trading purposes.

     The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation in the U.S. dollar would result in an approximately $500,000 decrease in income before provision for income taxes for the first six months of fiscal 2000.

     At April 30, 2000, we had variable rate debt of approximately $6.5 million provided by German banks, and fixed rate debt of $1.4 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at April 30, 2000. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. Any such increase would be immaterial to the consolidated financial position and results of operations and cash flows. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3%.

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

                  None

Item 5.           Other information.

                  None

Item 6.           Exhibits and Reports on Form 8-K.

                  We filed a Form 8-K dated February 18, 2000 under Item 5 "Other Events" associated with the two-for-one stock split effected March 14, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ADVANCED DIGITAL INFORMATION CORPORATION

Dated: June 14, 2000                  /s/ Peter H. van Oppen
                                      ----------------------------------------
                                      Peter H. van Oppen, Chairman
                                      and Chief Executive Officer

Dated: June 14, 2000                  /s/ Jon W. Gacek
                                      ----------------------------------------
                                      Jon W. Gacek, Senior Vice President
                                      and  Chief  Financial  Officer  (Principal
                                      Financial and Accounting Officer)