Form 10-Q
period 2000-07-31
ADVANCED DIGITAL INFORMATION CORP
filed 2000-09-13
CIK 770403

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2000
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-21103

ADVANCED DIGITAL INFORMATION CORPORATION

Incorporated under the laws of the State of Washington	I.R.S. Identification No. 91-1618616

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

Yes /x/  No / /

    The total shares of common stock without par value outstanding at the end of the quarter reported is 51,670,901.

Item 1.  Financial Statements

Advanced Digital Information Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	October 31, 1999	July 31, 2000
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$156,548	$201,666
Accounts receivable, net of allowances of $1,004 in 1999 and $1,581 in 2000	44,568	54,429
Inventories, net	33,317	46,807
Marketable equity securities	2,222	25,550
Prepaid expenses and other	1,063	1,309
Deferred income taxes	4,664	5,018

Total current assets	242,382	334,779
Property, plant and equipment, net	8,712	13,245
Investment in Crossroads Systems, Inc	185,544	8,097
Intangible and other assets and investment in common stock	16,336	22,050

	$452,974	$378,171

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$20,582	$29,387
Accrued liabilities	11,439	11,746
Income taxes payable	3,138	12,830
Deferred revenue	4,105	7,287
Current portion of long-term debt	8,753	5,794

Total current liabilities	48,017	67,044
Long-term debt	1,507	1,229
Deferred income taxes	64,168	1,814
Minority interest	324	—
Commitments	—	—
Shareholders' equity: Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 51,670,901 issued and outstanding (50,931,534 in 1999)	191,155	198,800
Retained earnings	31,227	108,561
Accumulated other comprehensive income:
Cumulative translation adjustment	(963)	(1,979)
Unrealized investment gains	117,539	2,702

Total shareholders' equity	338,958	308,084

	$452,974	$378,171

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Income

(In thousands, except for per share data)

	Three months ended July 31,		Nine months ended July 31,
	1999	2000	1999	2000
	(Unaudited)
Net sales	$57,191	$66,022	$160,379	$194,783
Cost of sales	37,075	43,943	105,830	126,387

Gross profit	20,116	22,079	54,549	68,396

Operating expenses:
Selling and administrative	9,409	12,997	27,502	36,530
Research and development	3,440	4,370	9,490	12,444

	12,849	17,367	36,992	48,974

Operating profit	7,267	4,712	17,557	19,422

Other income:
Interest income	191	2,967	515	7,640
Interest expense	(182)	(92)	(729)	(282)
Gain on sale of Crossroads Systems, Inc.	—	14,345	—	88,791
Gain on sale of marketable equity securities	7	—	571	1,536
Foreign currency transaction gains (losses)	117	(80)	207	(20)
Other	(92)	—	(92)	—

	41	17,140	472	97,665

Income before provision for income taxes	7,308	21,852	18,029	117,087
Minority interest	98	—	381	18
Provision for income taxes	2,663	7,629	6,504	39,735

Net income	$4,547	$14,223	$11,144	$77,334

Basic net income per share	$0.11	$0.28	$0.28	$1.50

Diluted net income per share	$0.11	$0.27	$0.27	$1.44

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended July 31,
	1999	2000
	(Unaudited)
Cash flows from operating activities:
Net income	$11,144	$77,334
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,797	3,374
Allowance for doubtful accounts receivable	613	970
Allowance for inventory obsolescence	3,716	4,741
Gain on sale of marketable equity securities	(571)	(90,327)
Deferred income taxes	—	(993)
Other	538	159
Change in assets and liabilities:
Accounts receivable	(4,387)	(11,680)
Inventories	(6,354)	(19,356)
Prepaid expenses and other	212	(291)
Other assets	(51)	12
Accounts payable	5,480	9,129
Accrued liabilities	690	516
Income taxes payable	3,512	14,611
Deferred revenue	1,547	3,436

Net cash provided by (used in) operating activities	18,886	(8,365)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,627)	(7,451)
Investment in marketable equity securities	(1,769)	(26,769)
Proceeds from sale of marketable equity securities	2,756	94,292
Acquisition of minority interest	—	(4,765)
Other investments in equity securities	(11,000)	(1,822)

Net cash provided by (used in) investing activities	(13,640)	53,485

Cash flows from financing activities:
Proceeds from short-term and long-term debt	10,734	—
Repayment of short-term and long-term debt	(14,234)	(2,094)
Repayment of other long-term liabilities	(300)	—
Proceeds from issuance of common stock for stock options	2,486	2,855

Net cash provided by (used in) financing activities	(1,314)	761

Effect of exchange rate changes on cash	(500)	(763)

Net increase in cash and cash equivalents	3,432	45,118
Cash and cash equivalents at beginning of period	28,226	156,548

Cash and cash equivalents at end of period	$31,658	$201,666

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Changes in Shareholders' Equity

Nine months ended July 31, 2000

(In thousands)

(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Retained Earnings
	Shares	Amount			Total
Balance at October 31, 1999	50,932	$191,155	$31,227	$116,576	$338,958
Purchases under Stock Purchase Plan	55	753			753
Exercise of stock options, including tax benefit of $4,439	684	6,892			6,892
Comprehensive income, net of tax:
Net income			77,334
Unrealized investment gains (losses):
Unrealized losses				(56,124)
Reclassification adjustment: gain included in net income				(58,713)
Foreign currency translation adjustment				(1,016)
Comprehensive income (loss)					(38,519)

Balance at July 31, 2000	51,671	$198,800	$108,561	$723	$308,084

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements

July 31, 2000

(Unaudited)

Note 1.  Basis of presentation

    The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 1999. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the nine-month period ended July 31, 2000, are not necessarily indicative of results to be expected for a full year.

    All references to the number of shares and per share amounts of our common stock in the accompanying financial statements and these notes have been restated to reflect a two-for-one stock split effected on March 14, 2000.

Note 2.  Recent accounting pronouncements

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 in the fiscal year ending October 2001. We do not expect this adoption to have a material impact on our results of operations, financial position or cash flows.

Note 3.  Earnings per share

    The following table sets forth the computation of basic and diluted net income per share for the three months and nine months ended July 31, 1999 and 2000:

	Three months ended July 31,		Nine months ended July 31,
	1999	2000	1999	2000
Numerator:
Net income	$4,547	$14,223	$11,144	$77,334

Denominator:
Denominator for basic net income per share—weighted average shares	39,952	51,654	39,462	51,442
Dilutive potential common shares from Team Member (employee) stock options	2,099	1,851	1,530	2,335

Denominator for diluted net income per share—adjusted weighted average shares and assumed conversions	42,051	53,505	40,992	53,777

Basic net income per share	$0.11	$0.28	$0.28	$1.50

Diluted net income per share	$0.11	$0.27	$0.27	$1.44

Note 4.  Inventories

    Inventory is comprised as follows:

	October 31, 1999	July 31, 2000
Finished goods	$13,871	$16,240
Work-in-process	3,892	6,400
Raw materials	22,133	34,564

	39,896	57,204
Allowance for inventory obsolescence	(6,579)	(10,397)

	$33,317	$46,807

Note 5.  Investment in Crossroads Systems, Inc. and other marketable equity securities

    At times we invest in certain marketable equity securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," such investments are classified as available-for-sale. Under FAS 115, unrealized investment gains and losses, net of taxes, are reflected as a net amount in a separate component of shareholders' equity until realized. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis.

    In August 1997, we purchased an approximately 15% interest in Crossroads for a purchase price of $4,000,000. In October 1999, Crossroads completed an initial public offering. During the nine months ended July 31, 2000, we sold approximately 30% of our interest in Crossroads, at market prices averaging over $100 per share and resulting in a net gain of $88,791,000. Of this gain, $14,345,000 was recorded in the third quarter of fiscal 2000. The fair value of the remaining investment is $8,097,000 at July 31, 2000 based upon the market price on that date of $4.563 per share. The difference between the cost basis and fair value of $5,376,000, net of taxes of $1,882,000, is recorded as an unrealized investment gain.

    At July 31, 2000, the cost basis of other marketable equity securities was $26,769,000 and the fair value was $25,550,000. The difference between the cost basis and fair value of $1,218,000, net of benefit for taxes of $426,000 is recorded as an unrealized investment loss. During the current fiscal year, we sold certain marketable equity securities and realized gains of $1,536,000.

Note 6.  Acquisition of minority interest

    Effective January 1, 2000, we acquired the 20% minority interest in ADIC/GRAU Storage Systems GmbH & Co. KG for a total purchase price of $4,765,000 in cash. In connection with the acquisition, we recorded approximately $4,422,000 of goodwill and other intangible assets, with an average useful life of eight years.

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

Results of Operations

    Net Sales.  Net sales increased during the third quarter of fiscal 2000 by 15% to $66.0 million from $57.2 million in the third quarter of fiscal 1999. Net sales for the nine months ended July 31, 2000 were $194.8 million, an increase of 21% from $160.4 million during the nine months ended July 31, 1999. The increase in both periods was due to increased sales of FastStor and Scalar products, both in branded and OEM business. A reduction in sales of larger libraries and associated service revenues especially in Europe where large libraries have generally been strongest, offset this increase. Revenue from OEM customers was 21% of total sales in the third quarter of fiscal 2000 as compared to 17% of total sales in the third quarter of fiscal 1999. We expect significant revenues associated with major OEM agreements over the next two fiscal quarters.

    Gross Profit.  Gross profit was $22.1 million or 33% of net sales for the three months ended July 31, 2000 compared to $20.1 million or 35% of net sales for the same period in fiscal 1999. The decrease in percentage of net sales was due in large part to increasing fixed costs and to the reduction in revenues from sales of large libraries which typically have higher gross margins. For the nine months ended July 31, 2000, gross profit was $68.4 million or 35% of net sales compared to $54.6 million or 34% of net sales for the same period in fiscal 1999. Increased OEM revenues may have a negative effect on gross margin percentage over the next few quarters.

    Selling and Administrative Expenses.  Selling and administrative expenses were $13.0 million or 20% of net sales for the three months ended July 31, 2000 compared to $9.4 million or 16% of net sales for the same period in fiscal 1999. The dollar and percentage increases are due to a combination of increased sales and administrative personnel both in the headquarters office and in regional offices, and marketing costs associated with our increased efforts to take advantage of new products and sales channels. We expect to continue increasing spending levels as opportunities are identified.

    Research and Development Expenses.  Research and development expenses were $4.4 million or 7% of net sales for the third quarter of fiscal 2000 compared to $3.4 million or 6% of net sales for the third quarter of fiscal 1999. Approximately half of the research and development spending thus far in fiscal 2000 was related to software-based products that may be incorporated into intelligent peripherals or sold separately. We intend to continue to invest in software development and new hardware products.

    Other Income.  Other income was $17.1 million for the third quarter of fiscal 2000 and $97.7 million for the nine months ended July 31, 2000. These total other income amounts include gain on sales of a portion of our equity interest in Crossroads Systems, Inc. of $14.3 million and $88.8 million, respectively. The increase in interest income in the three months and nine months ended July 31, 2000, is the result of the investment of cash balances received in the follow-on stock offering in September 1999 and interest income earned on the additional cash balances received as a result of the sales of marketable equity securities. Interest expense in fiscal 2000 relates to interest on operating credit lines through a German bank. In fiscal 1999 we incurred interest associated primarily with a bank loan used to finance the acquisition of EMASS. All U.S. bank debt was paid off during fiscal 1999.

    Provision for Income Taxes.  Income tax expense for the nine months ended July 31, 2000 was $39.7 million, an effective tax rate of 34%. The effective tax rate includes taxes paid in various federal, state and international jurisdictions. This compares with income tax expense in fiscal 1999 of $6.5 million, an effective tax rate of 36%. The large dollar amount of taxes owed in fiscal 2000 is associated with the gain on sale of Crossroads. There are significant deferred tax assets for net operating loss carryforwards and other temporary differences associated with MountainGate and with subsidiaries acquired in the EMASS transaction. At October 31, 1999 a valuation allowance had been established on a portion of these deferred tax assets. During the first two quarters of fiscal 2000 we determined that it was more likely than not that we could realize a portion of these deferred tax assets and consequently reduced the previously established valuation allowance by $850,000. At July 31, 2000 we had a valuation allowance of $2.4 million which, if reduced, will lower our effective income tax rate in future periods.

Liquidity and Capital Resources

    In both fiscal 2000 and fiscal 1999 operating cash was primarily used to fund increases in accounts receivable and inventories and was offset by net income, depreciation and other allowances and accounts payable. Additionally, cash used in operating activities in fiscal 2000 reflects an increase in income taxes payable of $14.6 million. This increase is the net of a provision for taxes, less estimated tax payments, including payments made in the U.S. of $22.9 million. Excluding the estimated tax payments made in relation to the gain on sales of Crossroads, significant cash would have been provided by operating activities for fiscal 2000. In the comparable period of fiscal 1999, cash of $18.9 million was provided by operating activities.

    Cash flows provided by investing activities were $53.5 million for the first nine months of fiscal 2000, compared to cash flows used in investing activities of $13.6 million in the first nine months of fiscal 1999. Fiscal 2000 cash flows reflect the proceeds from the sale of Crossroads and other marketable equity securities, as well as investments in marketable equity securities. Fiscal 1999 uses include $11.0 million associated with two strategic investments. The first was a $4.0 million investment in LiveVault Corporation (formerly known as Network Integrity, Inc.), a developer of specialized data protection software products. The second investment for $7.0 million was in SkyDesk (formerly known as @Backup, Inc.), an Internet-based backup and data access service company.

    Cash flows provided by financing activities in the first nine months of fiscal 2000 were $761 thousand. This amount reflects $2.9 million associated with the exercise of stock options, offset by certain payments of long-term and short-term debt. The tax benefit of such stock option exercises is an element of cash flows from operating activities. Cash flows provided by financing activities in the first nine months of fiscal 1999 include a partial payment of certain U.S. bank debt of $14.2 million.

    During the first nine months of fiscal 2000, we committed to the worldwide implementation of a fully-integrated Enterprise Resource Planning information system. We anticipate that the total cost of this project will be approximately $5.0 million of which $2.5 million has been incurred through July 31, 2000. During the period, we also signed a lease for a new Redmond, Washington facility. The new facility, totaling 78,000 square feet, will provide for increased manufacturing capacity, additional office space, and expanded test and systems engineering labs.

    At July 31, 2000, our cash and cash equivalents totaled $201.7 million, up from $156.5 million at October 31, 1999. Our working capital, the difference between current assets and current liabilities, was $267.7 million at July 31, 2000, with a ratio of current assets to current liabilities of 5 to 1. Additionally, at July 31, 2000, our investment in Crossroads Systems, Inc. had a market value of $8.1 million. The market for technology stocks is extremely volatile and there is no assurance that we will realize this value when and if we liquidate the remainder of our investment in Crossroads.

    We believe that our existing cash and cash equivalents, available bank lines of credit, debt capacity and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to acquire or invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible acquisition by us. In addition, we have made and expect to continue to make substantial investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk Management

    We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures. We do not hold or issue derivative instruments for trading purposes.

    The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation in the U.S. dollar would result in an approximately $970,000 decrease in income before provision for income taxes for the first nine months of fiscal 2000.

    At July 31, 2000, we had variable rate debt of approximately $5.7 million provided by German banks, and fixed rate debt of $1.3 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at July 31, 2000. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3%.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities.
None
Item 3.	Defaults Upon Senior Securities.
None
Item 4.	Submission of Matters to a Vote of Security Holders.
None
Item 5.	Other information.
None
Item 6.	Exhibits and Reports on Form 8-K.
No reports on Form 8-K were filed during the fiscal quarter ended July 31, 2000.
The following exhibits are filed as part of this report.

Exhibit Number	Description
10.1	Lease Agreement between Laguna South Exchange LLC and ADIC
27.1	Financial Data Schedule

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION
Dated: September 13, 2000	/S/ PETER H. VAN OPPEN Peter H. van Oppen, Chairman and Chief Executive Officer
September 13, 2000	/S/ JON W. GACEK Jon W. Gacek, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART II—OTHER INFORMATION
SIGNATURES