Form 10-K
period 2000-10-31
ADVANCED DIGITAL INFORMATION CORP
filed 2001-01-17
CIK 770403

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission file number 0-21103

ADVANCED DIGITAL INFORMATION CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON	91-1618616
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
P.O. BOX 97057 11431 WILLOWS ROAD N.E. REDMOND, WASHINGTON	98073-9757
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (425) 881-8004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
(None)	(None)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Preferred Stock Purchase Rights
(Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of voting stock held by nonaffiliates of the registrant is $1,140,421,512 as of December 31, 2000, based on the closing sale price of such stock on the Nasdaq National Market on that date.

   There were 51,970,856 shares of common stock outstanding as of December 31, 2000.

   The Index to Exhibits appears on page 55.

   Part III is incorporated by reference from the proxy statement to be filed in connection with the 2001 Annual Meeting of Shareholders.

PART I

ITEM 1.  BUSINESS

    This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expect," "anticipate," "intend," "believe" and similar expressions. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include but are not limited to the risks discussed in the "Risk Factors" section. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

    We provide hardware and software-based data storage solutions to the open systems marketplace. We offer a broad range of products designed to enable organizations to effectively capture, protect, manage and archive the increasing amount of complex mission-critical data. We incorporate our proprietary hardware, software and interconnectivity products, as well as our service and support expertise, with third-party hardware and software products to deliver flexible, reliable and scalable storage solutions for large-scale data applications. Our storage solutions are market-driven, and we do not rely on a single technology or device to deliver them. We continue to increase our investments in developing innovative and effective storage products. In order to broaden our access to complementary products, we make direct equity investments in and initiate licensing and co-development agreements with companies developing innovative technologies for the data storage market. Our sales channels include a global network of resellers developed over the last 15 years and original equipment manufacturers, or OEMs, including Dell Computer, Fujitsu Siemens Computers and IBM.

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

  •
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

  •
  Rise of Network Server Computing. Within organizations, there has been a fundamental shift from mainframe computers to networked, server-based computing. This development has shifted critical information from the mainframe to network servers, allowing more people to gain access to stored data as well as create new data, which in turn needs to be stored and backed up.

  •
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

    These and other factors have intensified the demand placed on data centers. As a result, organizations face heightened requirements for large-scale data storage solutions that enable improved access to, and management of, shared data, including solutions that offer increased connectivity capabilities, greater capacity, higher performance, greater reliability and greater protection.

    Traditionally, one of the key applications driving accelerating demands for storage has been backup data protection focused on limiting the high costs associated with lost data that primarily stemmed from human error, viruses, equipment failure, data corruption and man-made and natural disasters. As a result, tape storage systems, which because of their larger storage surface area offer the lowest-cost medium for storing and protecting large quantities of data, historically had comprised a central piece of a business's storage solution.

    With the rapid escalation of the volume and value of stored data, organizations are increasingly looking for storage system solutions that enable them to not only back up business-critical data, but also efficiently capture, protect, manage and archive stored information across a variety of storage platforms and applications. Efficiently storing, managing and protecting this data is considered mission-critical. This data is frequently integral to the business, and in many companies, the data is a key strategic asset of the company. Corporate databases contain useful information about customer records, order patterns and other data that can be analyzed and transformed into a competitive advantage for a corporation. The ability to turn this data into useful information enables a company to react and adapt more quickly to the market. As a result, companies require solutions that will provide increased accessibility to data without sacrificing performance requirements or introducing greater risk of data loss.

    In response to the limitations of traditional storage architectures, new open standard technology protocols have emerged that are designed to provide high-speed connectivity for data-intensive applications across multiple operating systems, including UNIX and Windows NT. These new methods of storage and data management technologies include the following:

  •
  Fibre Channel. Fibre Channel is a technology that allows users to connect multiple storage devices with very high bandwidth; one gigabit per second throughput over long distances. Fibre Channel is the leading technology today to provide the bandwidth, reliability, scalability and transmission distances that allow companies to create Storage Area Networks, or SANs.

  •
  Storage Area Networks. A SAN-based architecture applies the inherent benefits of a networked approach to data storage applications, allowing large blocks of data to move efficiently and reliably between multiple storage devices and servers without interrupting normal network traffic. The benefits of SAN architecture also include increasing the scalability of existing storage solutions and providing a higher level of connectivity than currently exists with traditional technologies. With file sharing software, SANs can also allow multiple hosts to share data, dramatically reducing the need to duplicate, move and manage multiple files in a wide variety of data-intensive applications.

  •
  Network Attach Storage Appliances. Network Attach Storage, or NAS, appliances are highly specialized devices that include integrated storage, microprocessors and operating systems to allow users to add storage capacity easily to networks without having to disable or increase demands on network servers. NAS appliances supply special purpose storage. Some are optimized to provide high performance file access, others, like the ADIC StorNext, are designed to provide very high capacity, low cost storage.

  •
  Multiple Storage Formats. As data increases in volume, value and complexity, data centers are demanding multiple forms of storage media. New tape drive formats, suited to different environments and applications, are proliferating rapidly and multiple recording technologies, including optical disks, hard disk drives and specialized tape technologies are important tools for a wide range of storage applications. Software and hardware products have been developed that allow users to optimize these multiple storage formats.

    With the increased dependence on and use of their stored data, organizations need efficient and reliable storage system solutions that offer real-time accessibility to shared data, higher performance and storage capabilities for mission-critical applications and greater functionality to manage and back up stored content. Furthermore, the limitations of existing enterprise computing and storage solutions are compounded by the use of multiple incompatible server operating systems, such as the proliferation of Windows and UNIX environments. As a result, organizations are being forced to dedicate substantial financial and personnel resources to manage and maintain the distributed storage capabilities of their networks. This heightened need for increased capacity and number of storage devices has created significant opportunities for total storage system solutions that include devices such as tape drives, tape libraries and storage management software, as well as storage services such as data backup, disaster recovery, near-line storage, archiving and media management.

The ADIC Solution

    We provide hardware and software-based data storage solutions optimized for large-scale data sets and designed for the open systems marketplace. We offer a broad range of products designed to enable organizations to effectively capture, protect, manage and archive the increasing amount of complex mission-critical data. Our storage solutions are market-driven, and we do not rely on a single technology or device to deliver our storage solutions. We, along with our value-added resellers, or VARs, OEM partners and customers, incorporate our proprietary hardware, software and interconnectivity products, as well as our service and support expertise, with third-party hardware and software products to deliver reliable, flexible and scalable storage solutions.

    In addition to our current products, we continue to increase investments in research and development to produce innovative and effective storage products. In order to access complementary products, we make direct equity investments in and initiate license agreements or enter into co-development arrangements with companies developing innovative and effective storage products. We believe such research and development and third-party relationships will better position us to continue to provide advanced storage solutions.

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

    Aggressively Develop Technology That Offers Higher Level Solutions.  We believe that focused expenditures on differentiated technologies are critical to our success and are accelerating our expenditures on technology development in order to offer more complete storage solutions. We have built multiple generations of existing products on a foundation of technology and know-how, including operating systems software, programming languages and structure, file management systems, communications protocols, electronic hardware and electro-mechanical hardware. Building on this experience, we have made storage management software and library control software the largest components of our growing research and development program. In addition to internal investment, we may seek to develop or acquire technology by acquisitions, minority investments or outsourced development. In each case, the objective is to obtain exclusive or preferential access to proprietary technology that complements our products.

    Capitalize on Worldwide Branded Reseller and OEM Channels.  Over the past 15 years, we believe we have established the strongest branded worldwide distribution channels in our market. During the last two years, we have increased our focus on OEM relationships, resulting in a significant increase in our OEM business. Long-standing relationships with national and international distributors, integrators and individual resellers provide an experienced broad-based channel that allows us to cost-effectively offer our branded products to multiple market segments. We have numerous OEM customers, including significant, multi-product relationships with Dell Computer, Fujitsu Siemens Computers and IBM. Through these OEM supply arrangements, we are able to benefit from our OEMs' extensive direct and indirect distribution networks. In addition, our close ties with software vendors can be critical in reseller sales situations where an effective solution requires pairing compatible hardware and software products.

    Build and Expand Relationships with Strategic Partners.  It is our strategy to capitalize on products, technologies and channels that may be available through partners. We believe that continued growth of the open systems storage solutions market will create opportunities beyond those we can meet alone. Our relationships take the form of supplier, customer, licensor, co-developer or equity partner. For example, we have marketed Fibre Channel interconnection solution products developed by Crossroads Systems and others under the ADIC brand name. Our relationships allow us to offer products to integrate a wide variety of storage devices with Fibre Channel connectivity in SANs. We sometimes partner with key suppliers, including Quantum, Sony and Benchmark Tape Systems to address developing markets. We intend to continue to seek out related markets which leverage our strengths and to continue partnerships with VERITAS Software, LiveVault Corporation, Computer Associates and Legato Systems.

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

    We integrate third-party storage devices into our automated libraries. While a large majority of our libraries currently use tape drives and media, we also offer libraries using optical and other storage technologies. When operated in combination with third-party storage management software and our own software, our libraries provide a complete solution for systematically and cost-effectively automating data storage backup and archiving in open systems network computing environments. We design our products for a spectrum of storage needs. Our products vary by device technology, number of drives, and number of cartridges, with suggested retail prices typically ranging from approximately $1,800 to over $2.0 million. The following table summarizes our open systems storage hardware products.

Product Family Class	Capacity/Performance(1)	Suggested Retail Price Range(2)
Standalone tape drives	20-200 gigabytes	$1,800-$9,200
FastStor™ libraries	280-1,760 gigabytes	$4,800-$13,000
Scalar® 100 libraries	360-14,400 gigabytes	$12,500-$80,000
Scalar® 1000 libraries	5,630-188,600 gigabytes	$50,000-$200,000
Large libraries	300-10,368,000 gigabytes	$150,000-$2,000,000
FCR™ Fibre Channel routers	1 gigabit per second	$4,700-$8,300

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

  Our Software

    A key objective of our strategy is to develop a storage software business. Through our acquisition of EMASS, Inc. in 1998, we acquired proprietary software designed to intelligently organize and manage data in open systems environments. This was enhanced by the addition of CentraVision software from our acquisition of MountainGate Imaging Systems Corporation in 1999. Currently, our software sales represent a small percentage of our total revenue. However, we believe that software offers a number of opportunities for us to increase sales to existing and new customers and are devoting a significant portion of our research and development expenditures to further software development.

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

  Third-Party Software

    All our hardware products are designed for use on open systems computer networks in conjunction with storage management software provided by a third party or by us. Currently, over 50 different storage management software packages support our products, including software offerings from Computer Associates, Hewlett-Packard, IBM, Legato Systems, LiveVault Corporation and VERITAS Software.

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

  Fibre Channel, SAN, NAS and Other Emerging Technologies

    In meeting the needs of data-intensive open systems computing environments, we have combined our own hardware and software products and in some cases used technology accessed through strategic investments and key partnerships to create higher level solutions that integrate our products with SAN, NAS and other emerging technologies.

    We partner with Crossroads Systems, a developer of high-performance Fibre Channel storage area network connectivity tools. Through this relationship, we created our FibreReady™ line of Fibre Channel tape libraries, the first in the industry to allow tape libraries to be connected directly into SANs. We also offer standalone Fibre Channel routers, which allow all our hardware products to be integrated into SANs.

    StorNext is a Network Attach Storage archiving solution developed by us that combines disk-based storage, a file system, data access software and embedded microprocessor and tape library technology to provide a network archiving resource for storage of large-scale data that is too valuable to be deleted but too large to store easily on conventional disk. As opposed to storage devices which rely exclusively on disk, StorNext utilizes the high-density and low cost of tape to deliver a cost-effective network attach solution. StorNext was the first all-purpose NAS appliance available on the market to offer this integrated combination of NAS technology and high volume tape storage.

    We intend to continue building relationships with technology companies in order to further enhance the breadth and depth of our product line and introduce new products in areas such as Fibre Channel, SAN and NAS.

Strategic Investments

    In the past two years, we have invested over $20 million in companies that are developing innovative technologies for the data storage market. We intend to make similar investments in the future as more opportunities arise.

    We believe we benefit from these investments in a variety of ways, including:

  •
  gaining access to compelling products, which may be integrated in or paired with our own products;

  •
  working with technology innovators to gain valuable training and insight into emerging markets;

  •
  accessing additional distribution channels for our products; and

  •
  potentially realizing future investment gains.

Sales and Marketing

    Our sales and marketing strategy is to deploy a comprehensive sales, marketing and support infrastructure to address our target markets both domestically and internationally. We rely on multiple distribution channels to reach end-user customers ranging in size from small businesses to government agencies and large multinational corporations. Our channels include distributors, VARs and OEMs. We support these channels with a sales force operating out of our headquarters in Washington and France, in addition to over 30 regional field sales offices in North America and Europe. The majority of our products are sold under the ADIC brand name, but we also sell under the names of various OEM customers.

  Distributors and VARs

    We sell our products to large regional and national distributors which in turn resell our products to national, regional or local VARs with expertise in integrating network solutions for end users. We support these VARs through our authorized reseller programs. In the case of larger, more complex sales situations, our field sales force may work in conjunction with a VAR to support the sales process. We currently have relationships with several major North American distributors, including Arrow Electronics, Bell Microproducts, GE IT Distribution, Ingram Micro and Tech Data. In fiscal 2000, Ingram Micro represented 11% of our net sales.

    Similar to North America, we also have relationships with a number of large regional and national distributors internationally. We believe international markets represent an attractive growth opportunity and intend to expand the scope of our international sales efforts by continuing to actively pursue additional international distributors and resellers. International sales represented 38% of our net sales in fiscal 2000, the majority of which occurred in Europe.

    We have direct sales relationships with "Enterprise and Premier VARs" throughout North America and Europe. These VARs are typically larger companies specializing in data storage and network solutions for client/server networks. Enterprise VARs assume increased levels of responsibility for sales and support, although they are still occasionally assisted by our field sales force in certain large, complex sales situations.

  OEMs

    We sell our products to several companies under private label or OEM relationships. Private labelers and OEMs generally resell our products under their own brand name and typically assume responsibility for product sales, service and support. These relationships enable us to reach end users not served by our other reseller distribution channels and to serve select geographic or vertical markets where specific OEMs have exceptional strength. We maintain ongoing discussions with private labelers and OEMs, including leading systems suppliers, regarding opportunities for our products. Our existing OEM relationships include Dell Computer, Fujitsu Siemens Computers and IBM. Our shipments of automation products to IBM under the terms of the 1999 agreement that named ADIC as the supplier for the IBM StorageSmart Ultrium Linear Tape-Open drives began in late fiscal 2000. We are incorporating the Ultrium LTO drive into libraries sold under the IBM and StorageSmart brand names. Toward the end of fiscal 2000, we also announced an expanded relationship with Dell Computer under which we will supply both larger library products and automation products based on an expanded set of tape technologies. For fiscal 2000, sales to Dell Computer represented 18% of our net sales, while sales to all OEMs represented 23% of our net sales.

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

Technology	Industrial/Entertainment	Telecom	Financial	Services
Adobe	Chevron	AT&T	Abbey National	Andersen Consulting
Cisco	Disney	Bell Atlantic	Bank of America	Arthur Andersen LLP
Dell	Ford	British Telecom	Chase Manhattan	Ernst & Young LLP
Excite@Home	Rolls Royce	Deutsche Telekom	Deutsche Bank	PricewaterhouseCoopers LLP
Microsoft	Shell Oil	MCI Worldcom	Fidelity	Survivors of the Shoah Project
Peoplesoft	Sony	Nokia	HypoVereinsbank
SAP	Volvo		Prudential
Yahoo!

Customer Service and Support

    We view customer service and support as strategically important elements of our business. Our customer service and support effort consists of five components:

  •
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

  •
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

  •
  On-Site Service. Our field service team and third-party service providers offer on-site service for our products in over 180 countries worldwide. A wide variety of programs are available, including an on-site service response time of four hours, seven days a week. Most of the mid-range and larger automated libraries that we sell include at least a one-year service warranty. As our installed base of products has grown, post-warranty service has become an increasingly important source of customer loyalty and revenue.

  •
  Training. We offer a comprehensive training program to resellers and end users. Training classes are conducted at locations worldwide.

  •
  Warranty. Parts and labor for our standard products are covered under warranty for periods ranging from three months to three years. We pass on to the customer the warranty provided by the manufacturer of tape drives, other recording devices and media used in our products.

Manufacturing and Suppliers

    We have manufacturing facilities in Washington, Colorado and Germany. Several existing and potential OEM customers, including Dell Computer, have audited the Washington facility. During fiscal 2000, we completed the process of obtaining full ISO 9001 certification for all of our manufacturing plants.

    During fiscal 2000, we more than doubled the size of our Washington facilities, which are responsible for building all mid-range to lower-capacity libraries, including our FastStor™ and Scalar 100™ class product lines, by adding an approximately 78,000 square foot building to provide increased manufacturing capacity, additional office space and expanded test and systems engineering labs. Our Colorado facility is responsible for building the Scalar® 1000 tape libraries, and our highest-capacity large libraries are built in our Germany facility. All these facilities have processes that entail manufacturing electro-mechanical robotic devices, integrating third-party recording devices and performing tests on the completed device. Our manufacturing strategy is to perform product assembly, integration and testing, leaving component and piece-part manufacturing to our supplier partners.

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

Research and Development

    Our research and development teams have developed multiple product generations of automated tape library and software products. Our research and development efforts rely on the integration of multiple engineering disciplines to generate products that competitively meet market needs in a timely fashion. Successful development of automated tape libraries requires the melding of firmware design, electro-mechanical design, electronic design and engineering packaging into a single, integrated product. Product success also relies on the engineering team's thorough knowledge of each of the different tape, optical and other recording devices, as well as communication protocols. Software products rely on a comprehensive understanding of multiple operating system environments, programming techniques, file management structures, communication and file sharing protocols and user applications and needs.

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

    With these product development efforts, time and investment requirements tend to be significant, both in terms of engineering and tooling for manufacturing. However, we have found that we have, in many instances, been able to leverage our previous engineering investments into new products. For example, the firmware, or operating system, of the Scalar library product is based on successive generations of the operating system developed for our first library. Our engineers also have been able to leverage electro-mechanical and electronic hardware designs from previous products into next-generation designs. In some cases, entire subassemblies are transferable, leveraging not only engineering time but also tooling investments, materials purchasing, inventory stocking, manufacturing and after-sale service. The Scalar 100, introduced in late fiscal 1999, was designed to accommodate versions utilizing AIT, DLT and LTO storage devices by switching only four components. This type of design leveraging helps control inventory and cost while still offering our customers the broadest range of storage products in the industry. Similarly, the AMASS NT storage management system is entirely new software, but its logic and structure are based heavily on AMASS UNIX products which have been through multiple generations of development over the past several years. Our StorNext NAS appliance, a new product, uses file system and data access expertise developed as part of AMASS software product and tape library technology from existing hardware products.

    Our research and development expenses were $16.8 million, $13.4 million and $4.5 million for fiscal 2000, 1999, and 1998, respectively. We intend to maintain the higher level of research and development spending we experienced in fiscal 2000 as we continue investing in software development and new hardware products.

Competition

    The markets for data storage solutions in general, and automated tape libraries and storage management software in particular, are intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products they offer. As we offer a broad range of automated tape library, software and complementary products, we tend to have a large number of competitors that differ depending on the particular product format and performance level. In the automated tape library market, we compete with a number of companies, most significantly Storage Technology Corporation and ATL Products, a Quantum Company. Since there are relatively low barriers to entry into the automated tape library market, we anticipate increased competition from other sources, ranging from emerging to established companies, including large system OEMs. Many of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than we do. Our competitors may develop new technologies and products that are more effective than our products. In addition, competitive products may be manufactured and marketed more successfully than our products. We believe the primary competitive factors in the market for data storage products are performance, reliability, breadth of product line, distribution strength, product availability and price, as well as customer service, including technical and sales support.

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

Team Members (Employees)

    As of October 31, 2000, we had 743 full-time team members, including 154 in sales and marketing, 111 in engineering and research and development, 152 in systems engineering, customer service and technical support, 249 in manufacturing and operations, and 77 in finance, general administration and management. None of our North American team members is covered by collective bargaining agreements. We consider our relations with our team members to be good.

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

Our Quarterly Revenues and Operating Results May Fluctuate for a Number of Reasons, Which May Cause Our Stock Price to Fluctuate

    Our quarterly operating results have varied in the past and are likely to vary significantly in the future due to several factors, including:

  •
  size and timing of significant customer orders;

  •
  shifts in product or distribution channel mix;

  •
  increased competition and pricing pressure;

  •
  timing of new product announcements and releases by us or our competitors;

  •
  new product developments by storage device manufacturers;

  •
  recognition of losses or gains from our strategic investments;

  •
  the rate of growth in the data storage market;

  •
  market acceptance of new and enhanced versions of our products;

  •
  timing and levels of our operating expenses;

  •
  gain or loss of significant customers or distributors;

  •
  currency fluctuations; and

  •
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

Competition in the Open Systems Storage Solutions Market May Lead to Reduced Market Share, Declining Prices for Our Products and Reduced Profits

    The markets for data storage solutions in general, and automated tape libraries and storage management software in particular, are intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. These conditions could render our products less competitive or obsolete and could harm our business, financial condition and ability to market our products as currently contemplated. Because we offer and are developing a range of open systems storage solutions, including automated tape libraries, software and storage peripherals, our competitors differ depending on the product format and performance level. Some of our competitors have greater financial, technical, manufacturing, marketing and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may develop products and technologies that are less expensive or technologically superior to our products. In addition, our competitors may manufacture and market their products more successfully than we do our products.

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

The Storage Device Market is Characterized by Rapid Technological Evolution, and Our Success Depends on Our Ability to Develop New Products

    The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. At this time, the data storage market is particularly subject to change with the emergence of Fibre Channel protocol and new storage solutions such as Storage Area Networks, or SANs, and Network Attached Storage, or NAS, devices. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

  •
  the difficulty in forecasting customer demand accurately;

  •
  our inability to expand production capacity fast enough to meet customer demand;

  •
  the possibility that new products may cannibalize our current products;

  •
  delays in our initial shipments of new products;

  •
  competitors' responses to our introduction of new products; and

  •
  the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

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

We Have a Concentrated Customer Base, and Therefore the Loss of a Single Customer Could Negatively Affect Our Operating Results

    The majority of our end users purchase our products from value-added resellers, or VARs. For the small and mid-range libraries, many of these VARs purchase our products from large distributors such as Ingram Micro, Tech Data and others. In fiscal 2000, Ingram Micro represented 11% of our net sales. We have no long-term orders with any of our significant customers or distributors. Generally we sell products pursuant to purchase orders. In addition, our distributors carry competing product lines which they may promote over our products. A distributor may not continue to purchase our products or market them effectively. Moreover, certain of our contracts with our distributors contain "most favored nation" pricing provisions which mandate that we offer our products to these customers at the lowest price offered to other similarly situated customers.

    Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

  •
  the reduction, delay or cancellation of orders or the return of a significant amount of products;

  •
  the loss of one or more of such resellers; or

  •
  any financial difficulties of such resellers that result in their inability to pay amounts owed to us.

We Expect to Increase Our Focus on OEM Sales and Could Be Adversely Affected if our OEM Sales Efforts Are Not Successful

    We rely on OEMs such as Dell Computer, Fujitsu Siemens Computers and IBM and are increasing our focus on sales to OEMs. Sales to Dell Computer represented 18% of sales in fiscal 2000; sales to all OEMs represented 23% of sales in fiscal 2000. OEMs typically conduct substantial and lengthy evaluation programs before certifying a new product for inclusion in their product line. We may be required to devote significant amounts of financial and human resources to these evaluation programs with no assurance that our products will ever be selected. In addition, even if selected by the OEM, there generally is no requirement that the OEM will purchase any particular amount of product or that it will refrain from purchasing competing products. We do not have purchase commitments from our OEMs and a reduction in the level of sales from this channel would significantly impact revenue. Further, OEM sales typically feature lower margins than we have obtained in the past through our other distribution channels.

    In addition, in fiscal 2000, we began shipping to IBM using their StorageSmart Ultrium Linear Tape-Open drives. There is no assurance that these automation libraries will gain market acceptance. The LTO drives are also a recently developed product which, like all drive products, may experience technical problems or otherwise prove to be difficult to manufacture. In addition, these LTO drives may not be well received by the marketplace. If these LTO based products are unsuccessful for any of these reasons, our business, financial condition and operating results may be harmed.

    Sales of our large libraries, and the revenue associated with the on-site service of those libraries, are somewhat concentrated in specific customers, including government agencies and government-related companies. If any of the resellers, OEMs or other large customers decide not to continue to purchase our products, our business, financial condition and operating results may be harmed.

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

  •
  our ability to successfully integrate the acquired entity's operations, technologies and products with our own;

  •
  our ability to retain key customers and employees;

  •
  our ability to manage a larger and more diverse business, a portion of which may be in markets where we have no or limited prior experience;

  •
  unanticipated costs associated with the integration of the acquired entity into our business;

  •
  the diversion of management's attention from our core business during the acquisition and integration process;

  •
  potential adverse effects on existing business relationships with suppliers and customers; and

  •
  charges and write-offs incurred in connection with acquisitions.

    Additionally, we expect that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, assumption of indebtedness and/or rights to purchase stock. Dilution to existing shareholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions. Dilution may occur if the earnings from such acquisitions do not exceed associated interest and other charges. We may also incur charges from the completion of acquisitions such as the expense of in-process research and development or severance or other charges arising from the integration of the businesses.

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

Risks Associated with International Operations May Adversely Affect Our Business

    Net sales to customers outside the United States accounted for 40% of net sales in fiscal 1999 and 38% in fiscal 2000. We believe that international sales will continue to represent a significant portion of our net sales. Our international operations and sales to customers outside the United States subject us to a number of risks, including:

  •
  the imposition of governmental controls;

  •
  exposure to foreign exchange risk;

  •
  the need to comply with a wide variety of foreign and U.S. export laws;

  •
  political and economic instability in certain international markets;

  •
  trade restrictions and protectionist laws and business practices that favor local competition;

  •
  changes in tariffs and tax laws;

  •
  longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable;

  •
  potentially lower level of protection of our intellectual property than in the United States;

  •
  greater difficulty of administering business overseas;

  •
  the need to support multiple languages;

  •
  difficulty recruiting sales and technical support personnel with the skills to support our products;

  •
  potential severance exposure related to our employee agreements with our European employees; and

  •
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

We May Face Liability Associated with the Use of Products and Processes on Which Patent Ownership is Claimed

    We have been contacted by the Lemelson Medical, Education and Research Foundation, Limited Partnership regarding violation of their ownership and right to grant licenses under certain patents and have entered into a Settlement Agreement with them for a negligible amount of money. While we are not a significant user of the products and processes on which Lemelson claims ownership, we may face liability if their claims to these patents are upheld and/or we use these products and processes in the future in ways that are not currently anticipated. Any imposition of liability could harm our business.

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

Undetected Software or Hardware Errors Could Increase Our Costs and Reduce Our Revenue

    We may not be able to adequately control and eliminate manufacturing flaws. Our products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur in our products or those of our vendors, we could experience a rate of failure in our products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in our future growth. We frequently revise and update manufacturing and test processes to address engineering and component changes to our products and evaluate the reallocation of manufacturing resources among our facilities. We can make no assurance that our efforts to monitor, develop and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial shipment delays, significant repair or replacement costs and damage to our reputation. In addition, our products are combined with products from other vendors. As a result, when problems occur, it is difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

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

We Have Antitakeover Provisions in Place That Make It More Difficult for a Third Party to Acquire Us

    Our Board of Directors has the authority, without any action by the shareholders, to issue up to 4,000,000 shares of preferred stock and to fix the rights and preferences of such shares. In addition, we have adopted a shareholder rights plan involving the issuance of preferred stock purchase rights designed to protect our shareholders from abusive takeover tactics by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board. Certain provisions in our articles of incorporation, bylaws and shareholder rights plan, as well as Washington law, and the ability of our board to issue preferred stock, may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and other rights of the holders, of common stock.

Our Stock Price May Be Extremely Volatile

    The market price of our common stock has experienced fluctuations since it commenced trading in October 1996 and is likely to fluctuate significantly in the future. Our stock price can fluctuate for a number of reasons, including:

  •
  announcements about us or our competitors;

  •
  quarterly variations in operating results;

  •
  the introduction of new technology or products or changes in product pricing policies by us or our competitors;

  •
  comments regarding us and the data storage market made on Internet bulletin boards; and

  •
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

ITEM 2.  PROPERTIES

    We lease two facilities in Redmond, Washington of approximately 65,000 and 78,000 square feet to house our primary executive offices, marketing, sales, customer support, research and development, systems engineering, and manufacturing organizations. Additionally, we lease a facility in Englewood, Colorado of approximately 86,000 square feet for additional customer support, research and development and manufacturing operations. We also own a manufacturing facility in Germany where we produce our large libraries. We lease additional facilities throughout the United States, China and Europe for our regional sales offices and customer service and support personnel. Finally, we lease regional sales offices in France, Germany and the United Kingdom for the sales, marketing and customer support organizations serving Europe, the Middle East and Africa.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2000.

PART II

ITEM 5.  MARKET FOR OUR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol "ADIC." As of October 31, 2000, there were approximately 320 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq National Market. The prices included in the table have been adjusted to reflect the two two-for-one splits of our outstanding stock that were effected on August 12, 1999 and March 14, 2000.

	High		Low
Fiscal Year 1999:
1st Quarter	$5	3/16	$3	9/32
2nd Quarter	$5	7/8	$3	19/64
3rd Quarter	$12	15/32	$5	3/16
4th Quarter	$20	1/2	$7	15/16
Fiscal Year 2000:
1st Quarter	$33	3/16	$17	7/16
2nd Quarter	$50	1/2	$20	1/2
3rd Quarter	$26	3/4	$10	11/16
4th Quarter	$18	3/4	$11	1/8

    We have not paid any cash dividends on our common stock during the past two fiscal years, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    In the table below, we provide our selected historical consolidated financial data. We have prepared this information using our consolidated financial statements for the five years ended October 31, 2000. The information below reflects our operation as a subsidiary of Interpoint Corporation from February 11, 1994 to October 15, 1996, when Interpoint spun us off into a separate company. It is important to read this selected historical consolidated financial data along with our historical annual financial statements and related notes included in this Report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Fiscal Years Ended October 31,
	1996	1997	1998(1)	1999(1)	2000(1)
	(In thousands, except for share per data)
Consolidated Statements of Income:
Net sales	$58,957	$93,204	$114,557	$223,367	$270,870
Cost of sales	41,887	65,556	81,389	146,627	175,389

Gross profit	17,070	27,648	33,168	76,740	95,481
Operating expenses:
Selling and administrative	9,846	13,556	20,793	37,922	51,355
Acquired in-process technology	—	—	4,492	2,054	—
Research and development	1,542	2,910	4,483	13,356	16,810

Operating profit	5,682	11,182	3,400	23,408	27,316
Other income(expense)	(394)	1,481	1,329	1,026	108,242

Income before provision for income taxes	5,288	12,663	4,729	24,434	135,558
Provision for income taxes	1,858	4,166	3,174	8,917	46,630
Minority interest	—	—	25	299	19

Net income	$3,430	$8,497	$1,530	$15,218	$88,909

Basic net income per share(2)	$0.11	$0.23	$0.04	$0.37	$1.73

Diluted net income per share(2)	$0.10	$0.23	$0.04	$0.36	$1.66

Consolidated Balance Sheets:
Cash and cash equivalents	$10,437	$32,807	$28,226	$156,548	$185,169
Working capital	24,596	53,358	66,581	194,365	263,142
Total assets	36,710	75,194	112,407	452,974	383,074
Long-term debt, excluding current portion	—	—	18,368	1,507	1,087
Shareholders' equity	26,387	60,110	63,003	338,958	314,291

(1)
The Consolidated Statements of Income data for periods ending after August 19, 1998 reflect the acquisition of EMASS, Inc. on that date. The Consolidated Statement of Income data for fiscal 1998 reflects a $513,000 charge to cost of sales as a result of purchase accounting adjustments and an expense of $380,000 for acquired duplicative assets relating to that acquisition. The Consolidated Statements of Income data for periods ending after September 17, 1999 reflect the acquisition of MountainGate on that date.

(2)
Earnings per share data have been restated to conform with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and to reflect two two-for-one splits of our common stock effected on August 12, 1999 and March 14, 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

    We provide hardware and software-based data storage solutions to the open systems marketplace. Our storage solutions integrate into a wide range of rapidly evolving network computing environments and are designed to enable organizations to organize, protect and retrieve complex mission-critical data. We design, manufacture, sell and support specialized data storage hardware and software products and provide related services. Currently, we derive substantially all of our revenue from the sale of storage libraries and related service and support. As a result of our investments in software development, we expect sales of our proprietary software products to increase in the future. We distribute our products primarily through value-added resellers (VARs), distributors and original equipment manufacturers (OEMs), and we also sell directly to large end users.

    Our general trends include significant growth in our North American core business of mid-range data storage products, growth in our OEM business and a reduction in sales of standalone digital linear tape (DLT) drives. Gross margins have increased from 29% in fiscal 1998 to 34% in fiscal 1999 and 35% in fiscal 2000 due to volume increases and a reduction in sales of the lower margin products. Gross profit margins depend on a number of factors, including customer and product mix, price competition and tape drive costs. We expect that continued growth in sales to OEMs may cause our gross profit margins to decrease in fiscal 2001.

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

    In September 1999, we acquired MountainGate Imaging Systems Corporation. In connection with the acquisition, we issued an aggregate of 110,000 shares of common stock, paid $200,000 cash and assumed approximately $2.0 million of MountainGate's debt. This acquisition brought with it CentraVision, a Storage Area Network (SAN) software technology. We expensed $2.1 million of acquired in-process research and development associated with CentraVision software.

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

Fiscal Year 2000 Compared to 1999

    Net Sales.  Net sales increased 21% during fiscal 2000 to $270.9 million from $223.4 million in fiscal 1999. Strong sales growth of FastStor and Scalar products in both branded and OEM business account for most of the growth. This was offset in part by reductions in sales of larger libraries and associated service revenues in Europe. The reduction in European sales results in part from the strength of the dollar compared to the European currencies. Revenue from branded products increased in fiscal 2000 to $208.7 million from $187.7 million in fiscal 1999. Revenue from OEMs was $62.2 million or 23% of total revenue for fiscal 2000 and $35.7 million or 16% of total revenue for fiscal 1999. Revenue from a single OEM was 18% of net sales in fiscal 2000. These OEM sales consisted primarily of the small library FastStor products. Net sales outside the United States accounted for 38% of our net sales in fiscal 2000 and 40% of our net sales in fiscal 1999.

    Gross Profit.  Gross profit was $95.5 million or 35% of net sales for fiscal 2000 compared to $76.7 million or 34% of net sales for fiscal 1999. The dollar and percentage increases are due primarily to a combination of product mix and overall volume increase in higher-margin tape libraries. However, increased OEM revenue is expected to have a negative effect on gross margin in fiscal 2001.

    Selling and Administrative Expenses.  Selling and administrative expenses were $51.4 million or 19% of net sales for fiscal 2000 compared to $37.9 million or 17% of net sales for fiscal 1999. The dollar and percentage increases are due to a combination of increased sales and administrative personnel both in the headquarters office and in regional offices, and marketing costs associated with launching new products and penetrating into new sales channels. We expect to continue increasing spending levels as opportunities are identified.

    Acquired In-Process Technology.  In connection with the acquisition of MountainGate in fiscal 1999, acquired in-process technology of $2.1 million was identified and valued by an independent third party appraisal and was expensed immediately. The value of acquired in-process technology was determined by estimating the stage of development of in-process research and development projects at the date of acquisition and estimating cash flows resulting from anticipated revenues generated from such projects, and then discounting the projected net cash flow. In fiscal 2000, we continued to incur significant engineering time and material costs to develop the acquired in-process technology into a commercially viable product. Development expenses incurred subsequent to September 17, 1999, the date of acquisition, are included in research and development expenses.

    Research and Development Expenses.  Research and development expenses were $16.8 million or 6% of net sales for fiscal 2000 compared to $13.4 million or 6% of net sales for fiscal 1999. Approximately half of the fiscal 2000 research and development spending was related to software-based products that may be incorporated into intelligent peripherals or sold separately. We intend to continue to invest in software development and new hardware products.

    Other Income (Expense).  Other income (expense) was $135.6 million for fiscal 2000 compared to $24.4 million in fiscal 1999. Other income includes the gain on sales of a majority of our equity interest in Crossroads Systems, Inc. of $97.3 million. Interest income, net of interest expense, for fiscal 2000 was $10.3 million compared to $500,000 for fiscal 1999. This increase in net interest income is the result of higher cash balances primarily due to the sale of Crossroads shares, as well as cash balances from the follow-on offering completed in September 1999. Interest expense in fiscal 2000 relates to interest on operating credit lines through a German bank. In fiscal 1999, we incurred interest associated primarily with a bank loan used to finance the acquisition of EMASS. All U.S. bank debt was paid off during fiscal 1999.

    Provision For Income Taxes.  Income tax expense for fiscal 2000 was $46.6 million compared to $8.9 million for fiscal 1999. The 34% effective tax rate for fiscal 2000 includes taxes paid in various federal, state and international jurisdictions. It also reflects the higher statutory federal rate of 35% associated with the higher taxable income level. Our effective income tax rate for fiscal 1999 of 36% was negatively impacted by certain one-time, non-deductible expense associated with the MountainGate acquisition. During fiscal 2000, we eliminated the valuation allowance associated with certain deferred tax assets due to our belief that it is more likely than not that these deferred tax assets will be realized.

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

    Acquired In-Process Technology.  In connection with the acquisitions of MountainGate in fiscal 1999 and EMASS in fiscal 1998, acquired in-process technology was identified and valued by independent third party appraisals and was expensed immediately. As discussed in more detail above for MountainGate, the value of this technology was $2.1 million, or 23% of the total assets acquired.

    Acquired in-process technology of EMASS in 1998 was valued at $4.5 million, approximately 12% of the total assets acquired. Of the total value of acquired in-process technology, 49% was associated with the in-process library products and 51% with the in-process software products. Projects included a new large library storage product and associated software, as well as separate software products using UNIX and Windows NT platforms. The majority of the projects are completed and integrated into our existing product offerings. Our large library product is expected to be released in fiscal 2001. Expenses incurred subsequent to August 1998 are included in research and development expenses.

    Research and Development Expenses.  Research and development expenses were $13.4 million or 6% of net sales for fiscal 1999 compared to $4.5 million or 4% of net sales for fiscal 1998. Much of this increase relates to an emphasis on software-based products. Approximately 50% of the fiscal 1999 research and development spending was related to software-based products.

    Other Income (Expense).  Interest income for fiscal 1999 was $1.4 million compared to $1.0 million for fiscal 1998. This increase in interest income is the result of higher cash balances reflecting our follow-on offering which was completed in September, 1999. Interest expense of $915,000 in fiscal 1999 relates to interest on a bank loan primarily used to finance the acquisition of EMASS and to operating credit lines through a German bank. The gain on sale of marketable equity securities relates to investments in certain securities made during fiscal 1998 and sold during fiscal 1999.

    Provision For Income Taxes.  Income tax expense for fiscal 1999 was $8.9 million compared to $3.2 million for fiscal 1998. The 36% effective tax rate for fiscal 1999 includes taxes paid in various federal, state and international jurisdictions. Our effective income tax rate for fiscal 1999 was negatively impacted by certain, one-time, non-deductible expense associated with the MountainGate acquisition. There were significant deferred tax assets for net operating loss carryforwards and other temporary differences associated with subsidiaries acquired in the EMASS transaction. At October 31, 1998, a full valuation allowance had been established on these deferred tax assets. During fiscal 1999, we determined that it was more likely than not that we could realize the deferred tax assets and consequently reduced the previously established valuation allowance by $1.8 million. We reduced the valuation of certain noncurrent intangible assets related to the acquisition by the same amount. At October 31, 1999, we had a valuation allowance of $3.3 million.

Liquidity and Capital Resources

    Cash flows used in operating activities were $22.3 million for fiscal 2000, while in fiscal 1999 and 1998, $17.5 million and $4.4 million were provided by operations. In fiscal 2000, proceeds from the sale of equity securities of $108.7 million are included in cash flows from investing activities. Taxes associated with the related gains of $97.3 million were paid via estimated tax payments during fiscal 2000 and are included as a component of cash flow used in operating activities. The cash provided by income taxes payable of $8.1 million reflects the difference of the provision for income taxes and the actual taxes paid. In each of the three years, operating cash was used to fund increases in accounts receivable and inventories and was offset by net income, depreciation and other allowances and accounts payable growth. Additionally, in fiscal 1999 and 1998, net income was reduced by the expensing of acquired in-process technology, a noncash item. Other noncash items in fiscal 2000 and 1999 include increases in the allowance for inventory obsolescence of $6.5 million and $5.0 million, respectively. As our installed base of library products has increased, the need for service and warranty repair inventory, especially inventory at regional locations to support on-site service, has also increased. We have provided an allowance against these inventories, as well as for inventories used for demonstration purposes, in addition to our allowance for excess and obsolescence. Because these inventories can remain in the field for an extended time, the amount of this allowance has increased substantially over the past two years.

    Cash flows provided by investing activities was $50.5 million in fiscal 2000. Cash flows used in investing activities were $16.6 million for fiscal 1999 and $28.7 million for fiscal 1998. Fiscal 2000 reflects the proceeds associated with our sale of Crossroads Systems, Inc. securities as well as an investment in marketable equity securities of $26.8 million. Fiscal 2000 and 1999 investing activities include other investments of $12.0 million and $11.0 million, respectively, as well as ongoing investments in property, plant and equipment. In fiscal 2000, these investments in property, plant and equipment include the cost of tenant improvements on our new Redmond, Washington facility and the costs of hardware and software associated with the North America implementation of a fully-integrated Enterprise Resource Planning information system. Our investing activities in fiscal 1998 were primarily associated with the acquisition of EMASS in August 1998. In connection with this acquisition, we acquired assets with a fair value of $38.9 million and assumed $13.9 million of liabilities. Included with EMASS's assets was $1.6 million in cash. Additionally, in fiscal 1998 we invested in property, plant and equipment primarily associated with our Redmond, Washington headquarters facility and various technology additions and upgrades, and also invested in certain marketable equity securities, some of which were sold later in the year.

    Cash flows provided by financing activities were $1.7 million for fiscal 2000 compared to $128.0 million for fiscal 1999 and $19.6 million for fiscal 1998. In fiscal 1999, we completed a follow-on stock offering of $135.6 million and repaid substantially all our long-term debt. In June 1999, we finalized two operating lines of credit provided by German banks totaling approximately $8.9 million in German marks and borrowed the entire amount. These short-term loans are scheduled to be repaid in May 2003 and bear interest at each bank's rate, approximately 4.3% after the effect of an interest rate hedge. Additionally, in June 1999 we refinanced our mortgage loan collateralized by our German facility totaling approximately $1.8 million in German marks. In August 1998, we received proceeds from long-term borrowings of $20.0 million.

    At October 31, 2000, our cash and cash equivalents totaled $185.2 million, up from $156.5 million at October 31, 1999. Our working capital, the difference between current assets and current liabilities, was $263.1 million at October 31, 2000, with a ratio of current assets to current liabilities of 4.9 to 1.

    We have a $10.0 million bank line of credit that expires in February 2001, all of which was available as of October 31, 2000. Borrowings under this line of credit bear interest at the bank's reference rate or an adjusted LIBOR rate. A credit agreement covers the line of credit and long-term note payable and requires that we maintain certain financial ratios and levels of working capital, tangible net worth and profitability. We had no material or unusual commitments as of October 31, 2000 other than annual rental commitments.

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

Recent Accounting Pronouncements

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." FAS 137 defers the effective date until the fiscal year ending October 31, 2001. We will adopt FAS 133 in our quarter ending January 31, 2001 and do not expect such adoption to have a material impact on our results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 for our fiscal year ending October 31, 2001. We do not expect that the adoption of SAB 101 will have a material impact on our results of operations, financial position or cash flows.

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

Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation in the U.S. dollar would result in an approximately $1.0 million decrease in income before provision for income taxes for fiscal 2000.

    At October 31, 2000, we had variable rate debt of approximately $5.2 million provided by German banks, and fixed rate debt of $1.2 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at October 31, 2000. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3%. Interest on the fixed rate debt is 4.4%.

Impact of European Monetary Conversion

    We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union. One change resulting from this union required European Monetary Union, or EMU, member states to irrevocably fix their respective currencies to a new currency, the Euro, as of January 1, 1999, at which date the Euro became a functional legal currency of these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the French franc or the German mark, and the Euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. We have committed to the worldwide implementation of a fully-integrated Enterprise Resource Planning information system. This system will be implemented in Europe in fiscal 2001 and will provide us the capability to meet the requirements of the EMU. The majority of the costs of this system were incurred in connection with the North America installation, we expect that additional costs will be approximately $1 million.

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Shareholders of
Advanced Digital Information Corporation

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Advanced Digital Information Corporation and its subsidiaries at October 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Seattle, Washington
December 1, 2000

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	October 31,
	1999	2000
ASSETS
Current assets:
Cash and cash equivalents	$156,548	$185,169
Accounts receivable, net of allowances of $1,004 in 1999 and $1,864 in 2000	44,568	67,821
Inventories, net	33,317	48,110
Marketable equity securities	2,222	19,349
Prepaid expenses and other	1,063	1,351
Deferred income taxes	4,664	9,038

Total current assets	242,382	330,838
Property, plant and equipment, net	8,712	18,864
Deferred income taxes	—	3,700
Investments.	196,544	20,972
Intangible and other assets	5,336	8,700

	$452,974	$383,074

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,582	$32,661
Accrued liabilities	11,439	15,538
Income taxes payable	3,138	6,000
Deferred revenue	4,105	8,215
Current portion of long-term debt	8,753	5,282

Total current liabilities	48,017	67,696
Long-term debt	1,507	1,087
Deferred income taxes	64,168	—
Minority interest	324	—
Commitments (Note 15)	—	—
Shareholders' equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 51,802,283 issued and outstanding at October 31, 2000 (50,931,534 in 1999)	191,155	199,976
Retained earnings	31,227	120,136
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(963)	(2,755)
Unrealized investment gains (losses)	117,539	(3,066)

Total shareholders' equity	338,958	314,291

	$452,974	$383,074

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

	Years Ended October 31,
	1998	1999	2000
Net sales	$114,557	$223,367	$270,870
Cost of sales	81,389	146,627	175,389

Gross profit	33,168	76,740	95,481

Operating expenses:
Selling and administrative	20,793	37,922	51,355
Acquired in-process technology	4,492	2,054	—
Research and development	4,483	13,356	16,810

	29,768	53,332	68,165

Operating profit	3,400	23,408	27,316

Other income (expense):
Interest income	1,028	1,406	10,644
Interest expense	(311)	(915)	(362)
Gain on sale of equity securities, net	248	571	97,251
Foreign currency transaction gains, net	364	100	697
Other	—	(136)	12

	1,329	1,026	108,242

Income before provision for income taxes	4,729	24,434	135,558

Provision (benefit) for income taxes:
Current	3,719	9,112	54,070
Deferred	(545)	(195)	(7,440)

	3,174	8,917	46,630

Minority interest	25	299	19

Net income	$1,530	$15,218	$88,909

Basic net income per share	$0.04	$0.37	$1.73

Diluted net income per share	$0.04	$0.36	$1.66

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended October 31, 1998, 1999 and 2000

(In thousands)

	Common Stock
			Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Total
Balance at October 31, 1997	38,799	$45,808	$14,479	$(178)	$60,109
Shares repurchased	(118)	(200)	—	—	(200)
Purchases under Stock Purchase Plan	90	142	—	—	142
Exercise of stock options, including tax benefit of $317	293	481	—	—	481
Comprehensive income:
Net income	—	—	1,530	—	—
Foreign currency translation adjustment	—	—	—	941	—
Total comprehensive income	—	—	—	—	2,471

Balance at October 31, 1998	39,064	46,231	16,009	763	63,003
Shares issued in public offering, net of costs	10,000	135,567	—	—	135,567
Shares issued to acquire MountainGate	220	3,598	—	—	3,598
Purchases under Stock Purchase Plan	324	724	—	—	724
Exercise of stock options, including tax benefit of $2,287	1,324	5,035	—	—	5,035
Comprehensive income:
Net income	—	—	15,218	—	—
Unrealized investment gains	—	—	—	117,539	—
Foreign currency translation adjustment	—	—	—	(1,726)	—
Total comprehensive income	—	—	—	—	131,031

Balance at October 31, 1999	50,932	191,155	31,227	116,576	338,958
Purchases under Stock Purchase Plan	105	1,468	—	—	1,468
Exercise of stock options, including tax benefit of $5,053	765	7,353	—	—	7,353
Comprehensive income:
Net income	—	—	88,909	—	—
Unrealized investment gains (losses):
Unrealized losses	—	—	—	(53,817)	—
Reclassification adjustment: gain included in net income	—	—	—	(66,788)	—
Foreign currency translation adjustment	—	—	—	(1,792)	—
Total comprehensive loss	—	—	—	—	(33,488)

Balance at October 31, 2000	51,802	$199,976	$120,136	$(5,821)	$314,291

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended October 31,
	1998	1999	2000
Cash flows from operating activities:
Net income	$1,530	$15,218	$88,909
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Minority interest	25	299	19
Depreciation and amortization	1,614	3,676	4,885
Allowance for doubtful accounts receivable	391	817	998
Allowance for inventory obsolescence	1,166	4,955	6,478
Acquired in-process technology	4,492	2,054	—
Gain on sale of equity securities	(248)	(571)	(97,251)
Deferred income taxes	1	(2,161)	(7,439)
Assets retired	89	262	332
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,466)	(14,181)	(25,766)
Inventories	(2,127)	(6,421)	(23,243)
Prepaid expenses and other	225	343	(362)
Other assets	(71)	(29)	88
Accounts payable	2,711	1,274	12,580
Accrued liabilities	(1,679)	2,877	4,813
Income taxes payable	(489)	7,109	8,110
Deferred revenue	195	1,984	4,503

Net cash provided by (used in) operating activities	4,359	17,505	(22,346)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,362)	(5,138)	(14,677)
Investment in marketable equity securities	(3,004)	(2,736)	(26,769)
Proceeds from sale of marketable equity securities	1,116	2,756	108,671
Acquisition of minority interest	—	—	(4,765)
Acquisitions, net of cash acquired	(23,473)	(432)	—
Other investments	—	(11,000)	(12,002)

Net cash provided by (used in) investing activities	(28,723)	(16,550)	50,458

Cash flows from financing activities:
Proceeds from long-term borrowings	20,000	10,650	—
Repayment of short-term and long-term debt	(545)	(21,731)	(2,066)
Proceeds from issuance of common stock, net	—	135,567	—
Repurchase of common stock	(200)	—	—
Proceeds from issuance of common stock for stock options and stock purchase plan	306	3,472	3,767

Net cash provided by financing activities	19,561	127,958	1,701

Effect of exchange rate changes on cash	222	(591)	(1,192)

Net increase (decrease) in cash and cash equivalents	(4,581)	128,322	28,621
Cash and cash equivalents at beginning of period	32,807	28,226	156,548

Cash and cash equivalents at end of period	$28,226	$156,548	$185,169

See the accompanying notes to these consolidated financial statements.

	Years Ended October 31,
	1998	1999	2000
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$196	$966	$300
Income taxes	$3,722	$4,023	$45,862

Supplemental schedule of noncash investing and financing activities

    Our investments in marketable equity securities are recorded at their fair value. The difference between the cost and fair value represents an unrealized investment loss, net of tax, of $3,066,000 which is included as a separate component of shareholders' equity at October 31, 2000.

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

  Principles of consolidation

    The financial statements consolidate the accounts of Advanced Digital Information Corporation and our wholly owned subsidiaries ADIC Europe SARL (ADE), ADIC Germany GmbH & Co. KG (ADIC Germany), ADIC Limited (ADIC UK) and MountainGate Imaging Systems Corporation (MountainGate). The companies are collectively hereinafter referred to as "ADIC," "we," "our" and "us." All intercompany transactions have been eliminated.

  Stock split

    On each of March 14, 2000 and August 12, 1999, we effected a two-for-one split of our common stock for shareholders of record as of March 1, 2000 and July 31, 1999, respectively. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock splits.

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

  Revenue recognition

    We rely on multiple distribution channels; our customers may be distributors, resellers, OEMs or end users. We generally recognize revenue from product sale upon shipment provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there is customer acceptance criteria in the contract, we recognize revenue upon end-user acceptance, which occurs after delivery and installation are completed. We consign inventory at revolver warehouses for certain OEM partners. Revenue is recognized when our OEM partner pulls the inventory from the revolver warehouse. We accrue for promotional offers, warranty costs, sales returns and other allowances at the time of shipment, based upon the expected rate of occurrence. Libraries, software and maintenance services may be sold separately or together. If sold together, total revenue is allocated to the various elements based upon the price of that item sold on a separate basis.

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

  Warranty expense

    For our products, parts and labor are covered under warranty for periods between three months and three years. With respect to drives and tapes used in our products but manufactured by a third party, we pass on to the customer the warranty on such drives and tapes provided by the manufacturer. A provision for costs related to warranty expense is recorded when revenue is recognized.

  Advertising expense

    Included in advertising expense are co-operative advertising and target market programs provided to certain of our distributors and value added resellers. These agreements allow us to reimburse costs for approved promotional activities and rebate amounts based upon sales to certain segments of the market. We accrue for these costs as the related revenue is recognized.

    All other advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 1998, 1999 and 2000, was $4,827,000, $5,044,000 and $7,026,000, respectively.

  Research and development costs

    Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

  Fair value of financial instruments

    The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of our long-term debt approximates fair value as the debt bears interest that adjusts based upon market interest rates. Our investments in marketable equity securities are stated at fair value which is less than cost at October 31, 2000.

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

    We sell a significant portion of our products through third-party resellers and, as a result, experience individually significant annual sales volumes with major distributors and OEMs. In fiscal 2000, $47,636,000 (18%) and $29,226,000 (11%) were sold to an OEM customer and distributor, respectively. $29,618,000 (13%) and $26,988,000 (12%) of our fiscal 1999 revenues were to the same two customers. Two distributors accounted for fiscal 1998 revenues of $25,566,000 (22%) and $16,945,000 (15%), respectively. At October 31, 2000, the two customers that exceeded 10% of sales represented 36% of accounts receivable. The two customers that exceeded 10% of sales in fiscal 1999 represented 19% of the accounts receivable balance at October 31, 1999.

  Cash and cash equivalents

    Cash equivalents are short-term, highly liquid investments and consist of investments in commercial paper and marketable debt securities which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. Our cash and cash equivalents balance consists of the following:

	October 31, 1999	October 31, 2000
	(In thousands)
Cash	$29,396	$22,193
Commercial paper	120,558	78,636
Marketable debt securities	6,594	84,340

	$156,548	$185,169

  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market.

  Property, plant and equipment

    Property, plant and equipment is recorded at cost, except for property, plant and equipment of acquired entities which has been reduced for certain negative goodwill associated with their acquisition in fiscal 1998. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: machinery and equipment and office equipment, including purchased software, 3 to 10 years; leasehold improvements, the life of the lease. Expenditures for maintenance and repairs are charged to income as incurred.

  Intangible assets

    Intangible assets resulting from the acquisition of the minority interest of ADIC Germany and the acquisition of MountainGate include developed technology, core technology, assembled workforce and goodwill which were recorded at their fair value. These assets are amortized over the periods estimated to be benefited as follows: developed technology and assembled workforce, 2 - 3 years; core technology and goodwill, 7 - 10 years.

  Income taxes

    Provision for income taxes has been recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method of FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

    Deferred taxes result from the difference between the tax basis and fair value of assets of acquired entities, the unrealized gain or loss associated with investments in marketable equity securities and from the timing of tax deductions for depreciation, allowances and accrued expenses.

  Foreign currency translations

    The financial statements of ADE, ADIC Germany and ADIC UK have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Under the provisions of this statement, all assets and liabilities in the balance sheets of these subsidiaries, whose functional currency is the French franc, German mark and British pound sterling, respectively, are translated at year-end exchange rates, and translation gains and losses are accumulated in a separate component of shareholders' equity.

  Foreign currency transactions and forward contracts

    Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change. The effect of exchange rate fluctuations on the results of operations is minimized by the offsetting nature of ADE and ADIC Germany foreign currency transactions. In addition, we may enter into foreign currency forward contracts to hedge transactions which are not otherwise offset. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method, and are typically three months or less in length. There were no outstanding contracts at October 31, 1999 or 2000.

  Interest rate swap

    We have entered into an interest rate swap agreement to provide a fixed rate of interest on our short-term revolving loans at two German banks. This swap is highly effective in offsetting underlying interest rate changes. Accordingly, gains and losses from the changes in derivative fair values are deferred. The differential to be paid or received as interest rates change is recognized as an adjustment of interest expense related to the debt. This swap does not materially impact our results of operations, financial position or cash flows. We do not enter into derivative arrangements for trading purposes.

  Stock-based compensation

    Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee" and by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25."

  Earnings per share

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

  Recent accounting pronouncements

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." FAS 137 defers the effective date until the fiscal year ending October 31, 2001. We will adopt FAS 133 in our quarter ending January 31, 2001 and do not expect such adoption to have a material impact on our results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 for our fiscal year ending October 31, 2001. We do not expect that the adoption of SAB 101 will have a material impact on our results of operations, financial position or cash flows.

2. Business combinations

    In September 1999, we acquired all of the outstanding stock of MountainGate Imaging Systems Corporation which provided us with software that enables very high bandwidth cross-platform file sharing in Storage Area Networks. This CentraVision file system provides value by improving workflow efficiency, enabling collaborative workgroups and delivering high-performance file sharing in network environments. In August 1998, we acquired all of the outstanding stock of EMASS, Inc. a provider of large-scale libraries and open systems storage software. Both acquisitions were accounted for as purchases; accordingly, the operating results of the acquired entities have been included in the consolidated operating results since the date of the respective acquisitions.

    Acquired in-process technology of $4,492,000 in 1998 and $2,054,000 in 1999 was expensed immediately after its acquisition. The valuations of the acquired in-process technologies are based upon our estimates and valuations by third-party appraisers.

3. Acquisition of minority interest

    Effective January 1, 2000, we acquired the 20% minority interest in ADIC Germany for a total purchase price of $4,765,000 in cash. In connection with the acquisition, we recorded approximately $4,422,000 of goodwill and other intangible assets, with an average useful life of eight years.

4. Investments in marketable equity securities and other investments

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

    At October 31, 2000, the cost basis of marketable equity securities included as a current asset was $26,769,000 and the fair value was $19,349,000. The difference between the cost basis and fair value of $7,420,000, net of benefit for taxes of $2,597,000 is recorded as an unrealized investment loss. During the current fiscal year, we sold certain current marketable equity securities and realized gains of $1,536,000.

    In August 1997, we purchased an approximately 15% interest in Crossroads Systems, Inc. for a purchase price of $4,000,000. In October 1999, Crossroads completed an initial public offering. During the year ended October 31, 2000, we sold approximately 80% of our interest in Crossroads resulting in a net gain of $101,215,000. The fair value of the remaining investment is $3,497,000 at October 31, 2000 based upon the market price on that date of $6.938 per share. The difference between the cost basis and fair value of $2,703,000, net of taxes of $946,000, is recorded as an unrealized investment gain.

    From time to time, we make other strategic investments that are accounted for under the cost method. We review these non-marketable investments on a regular basis to determine if there has been any impairment of value which is other-than-temporary. In fiscal 2000, we wrote down our strategic investment portfolio by $5,500,000 to reflect such an impairment and recorded this write-down as a component of our net gain on sale of equity securities.

5. Inventories

    Inventories are comprised of the following:

	October 31, 1999	October 31, 2000
	(In thousands)
Finished goods	$13,871	$30,840
Work-in-process	3,892	1,605
Raw materials	22,133	27,132

	39,896	59,577
Allowance for inventory obsolescence	(6,579)	(11,467)

	$33,317	$48,110

6. Property, plant and equipment

    Property, plant and equipment consists of the following:

	October 31, 1999	October 31, 2000
	(In thousands)
Land and building	$912	$824
Machinery and equipment	10,752	15,900
Office equipment, including purchased software	2,540	6,932
Leasehold improvements	1,350	3,544

	15,554	27,200
Accumulated depreciation and amortization	(6,842)	(8,336)

	$8,712	$18,864

    Depreciation and amortization expense was $1,445,000, $2,983,000 and $3,222,000 in fiscal 1998, 1999 and 2000, respectively.

7. Intangible and other assets

    Intangible and other assets consists of the following:

	October 31, 1999	October 31, 2000
	(In thousands)
Developed technology	$413	$1,393
Core technology	3,804	3,804
Assembled workforce	287	434
Goodwill	768	4,775

	5,272	10,406
Accumulated amortization	(84)	(1,747)

Net intangible assets	5,188	8,659
Other assets	148	41

	$5,336	$8,700

8. Accrued liabilities

    Accrued liabilities are comprised of the following:

	October 31, 1999	October 31, 2000
	(In thousands)
Accrued payroll and related liabilities	$6,586	$8,551
Allowance for warranty returns	1,017	2,525
Taxes, other than income	375	443
Interest	64	109
Other	3,397	3,910

	$11,439	$15,538

9. Credit agreement and long-term debt

  Credit agreement

    We have a $10 million unsecured line of credit with a bank expiring February 28, 2001. All of this line was available at October 31, 2000. Borrowings against the line of credit will bear interest at the bank's prime rate or adjusted LIBOR rate.

    Additionally, we have borrowings under two operating lines provided by German banks totaling 12,000,000 in German marks or approximately $5,164,000. These loans are due May 2003 and bear interest at a rate which varies according to the six-month EURIBOR rate. This rate was 5.2% at October 2000. We entered into a hedging contract to fix the interest rate at 4.3%, effective in December 1999.

  Long-term debt

    Long-term debt at October 31, 2000 represents a loan payable to a German bank which is collateralized by the German manufacturing facility. It bears interest at 4.4% and is payable in monthly installments of approximately $14,000, including interest, through June 2009.

    As of October 31, 2000, the maturities of long-term debt were as follows:

Year Ended October 31,	Amount
(In thousands)
2001	$118
2002	123
2003	129
2004	135
2005	141
Thereafter	559

1,205
Less: current maturities	(118)

$1,087

10. Federal income taxes

    Income before provision for income taxes was taxed under the following jurisdictions:

	Years Ended October 31,
	1998	1999	2000
	(In thousands)
Current income tax:
U.S. Federal	$2,640	$6,439	$49,469
Foreign	1,069	2,473	401
State and local	10	200	4,200

Total current	3,719	9,112	54,070

Deferred income tax:
U.S. Federal	(545)	(195)	(7,205)
Foreign	—	—	(235)

Total deferred	(545)	(195)	(7,440)

Total provision for income taxes	$3,174	$8,917	$46,630

    The provision for federal income tax differs from the amount computed by applying the statutory federal income tax rate of 34% in fiscal 1998 and 1999, and 35% in fiscal 2000 to income before provision for income taxes for the following reasons:

	Years Ended October 31,
	1998	1999	2000
	(In thousands)
Federal income tax at statutory rate	$1,608	$8,308	$47,445
Change in valuation allowance	68	—	(3,256)
Non-deductible acquired in-process technology	1,527	698	—
Tax exempt interest income	(123)	(4)	(183)
Research and development tax credits	(68)	(678)	(929)
Activity of foreign subsidiaries	61	70	(267)
State income taxes	10	200	1,200
Other	91	323	2,620

	$3,174	$8,917	$46,630

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 1999 and 2000 are:

	October 31, 1999	October 31, 2000
	(In thousands)
Deferred tax assets:
Allowance for inventory obsolescence	$2,705	$3,876
Team member compensated absences	120	149
Allowance for warranty returns	238	296
Allowances for bad debt and sales returns	1,143	1,444
Plant and equipment	1,538	1,451
Net operating and built-in loss carryforwards	3,199	3,601
Impairment on investments	—	1,925
Unrealized investment losses	—	1,651
Other	90	—

Gross deferred tax assets	9,033	14,393
Deferred tax assets valuation allowance	(3,256)	—

Net deferred tax assets	5,777	14,393
Deferred tax liabilities:
Intangible and other assets	(1,506)	(1,514)
Unrealized investment gains	(63,540)	—
Other	(235)	(141)

Gross deferred tax liabilities	(65,281)	(1,655)

Net deferred income taxes	$(59,504)	$12,738

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Federal income taxes (Continued)

    The net valuation allowance at 1999 relates to certain temporary differences and net operating and built-in loss carryforwards for EMASS and MountainGate. This valuation allowance was in place to reflect our belief that it was more likely than not that certain deferred tax assets would not be realized. In fiscal 2000, the allowance was reduced in full to reflect the removal of this uncertainty.

    Deferred U.S. income taxes are not provided for the earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. Net pretax operating income from the foreign subsidiaries are $2,428,000, $7,089,000 and $1,363,000 for fiscal 1998, 1999 and 2000, respectively.

    EMASS has built-in loss carryforwards of approximately $7,917,000 that have no expiration date. MountainGate has net operating loss carryforwards of approximately $1,518,000 that expire in 19 years.

11. Net income per share

    The following table sets forth the computation of basic and diluted net income per share.

	Years Ended October 31,
	1998	1999	2000
	(In thousands, except for per share data)
Numerator:
Net income	$1,530	$15,218	$88,909
Denominator:
Denominator for basic net income per share—weighted average shares	38,969	40,674	51,521
Dilutive potential common shares from Team Member (employee) stock options	491	1,083	2,195

Denominator for diluted net income per share—adjusted weighted average shares and assumed conversions	39,460	41,757	53,716

Basic net income per share	$0.04	$0.37	$1.73

Diluted net income per share	$0.04	$0.36	$1.66

12. Capital stock

  Stock issuance

    On September 29, 1999, we completed a follow-on public offering of 10,000,000 shares of common stock. Net proceeds of $135,567,000 were received and will be used for working capital and general corporate purposes.

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

13. Stock-based compensation plans

    At October 31, 2000, we had five stock option plans. The 1996 Transition Plan comprises the stock options held by ADIC team members and directors which were converted in connection with the spin-off from our former parent company. There were 1,904,368 options issued under this plan at exercise prices ranging from $.1099 to $1.308. No further options were or may be issued under this plan. In addition, 8,990,000 shares are authorized under our plans for our team members, directors, officers, consultants, agents, advisors and independent contractors. Terms of the plans require the option price to be equal to the fair market value of our common stock on the date of grant. Options may be exercisable for all or part of the shares as determined by the option, the majority of the options issued under these plans vest 25% per year for four years and expire five years from the date of grant.

    During fiscal year 1998, certain non-executive team members were given the opportunity to cancel existing grants and receive new grants. In each case, the new option price was equal to or greater than the fair market value on the date of grant and the vesting and expiration schedules were the same as for any new grant, i.e. any vesting associated with the canceled grant was forfeited.

    Additionally, eligible team members may purchase shares of common stock on favorable terms through payroll deductions in accordance with the Stock Purchase Plan. This plan provides that the purchase price of the stock must not be less than 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In accordance with this plan, 90,000, 324,000 and 105,000 shares of stock were issued during fiscal 1998, 1999 and 2000, respectively.

    We account for the above described stock option and stock purchase plans following the guidelines of APB 25 and related interpretations. No compensation cost has been recognized for stock options granted and stock purchased under these plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, our net income and basic and diluted net income per share would have been reduced to the pro forma amounts indicated below.

	Years Ended October 31,
	1998	1999	2000
	(In thousands, except for per share data)
Net income (loss):
As reported	$1,530	$15,218	$88,909
Pro forma	$(345)	$12,168	$79,647
Basic net income (loss) per share:
As reported	$0.04	$0.37	$1.73
Pro forma	$(0.01)	$0.30	$1.55
Diluted net income (loss) per share:
As reported	$0.04	$0.36	$1.66
Pro forma	$(0.01)	$0.29	$1.48

    The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended October 31,
	1998	1999	2000
Weighted average risk free interest rates	4.98%	5.27%	6.26%
Expected dividend yield	0%	0%	0%
Expected volatility	65%	84%	87%
Expected lives (in years)	4	4	4

    The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

    Options granted, exercised and canceled under the Plans are summarized as follows:

	Options	Weighted Average Exercise Price
	(In thousands)
Balance at October 31, 1997	3,540	$2.82
Options granted	3,032	3.02
Options exercised	(293)	.57
Options canceled	(1,657)	4.14

Balance at October 31, 1998	4,622	2.61
Options granted	2,304	6.53
Options exercised	(1,324)	2.99
Options canceled	(718)	2.08

Balance at October 31, 1999	4,884	4.55
Options granted	2,880	21.51
Options exercised	(765)	3.08
Options canceled	(461)	11.70

Balance at October 31, 2000	6,538	11.69

    At October 31, 2000 a total of 1,595,663 options were exercisable, the weighted average exercise price of these options was $3.90. The weighted average grant date fair value of options granted in fiscal years 1998, 1999 and 2000 was $1.54, $4.18 and $14.18, respectively.

    The following table summarizes information about stock options outstanding at October 31, 2000.

	Options Outstanding
				Options Exercisable
		Weighted average remaining contractual life
Range of exercise prices	Number outstanding		Weighted average exercise price	Number exercisable	Weighted average exercise price
	(In thousands)			(In thousands)
$ 0.4046 - $ 3.9375	2,213	24 mos.	$2.7209	1,075	$2.6916
$ 4.1406 - $ 6.2344	1,154	33 mos.	$4.6797	425	$4.6144
$11.3908 - $16.4375	1,901	54 mos.	$13.7576	96	$14.2878
$27.7190 - $33.6250	1,270	51 mos.	$30.5822	—	—

14. Profit incentive and bonus plans

    We currently have a non-contributory bonus plan for all domestic team members except commissioned sales staff. This plan is generally based upon a combination of team member salaries and Company performance. For certain high-level team members, no distributions are made under the bonus plan if financial targets are not achieved. Contributions to the plan totaled $291,000, $2,121,000 and $2,666,000 for fiscal 1998, 1999 and 2000, respectively.

15. Commitments

  Lease commitments

    We currently lease facilities in Redmond, Washington and Englewood, Colorado for administrative, sales and marketing, research and development, operations and warehouse activities. Sales and service offices are leased at various sites in the United States and Europe.

    Minimum annual rental commitments at October 31, 2000, for noncancelable operating leases, are shown in the following table:

Year Ended October 31,	Amount
(In thousands)
2001	$3,451
2002	$3,126
2003	$2,759
2004	$2,738
2005	$2,737

    Rent expense aggregated $1,255,000 in fiscal 1998, $2,941,000 in fiscal 1999 and $3,346,000 in fiscal 2000.

16. Geographic segment information

    Major operations outside the United States consist of ADE in France, ADIC Germany and ADIC UK all of which are wholly owned subsidiaries. Certain information regarding operations in this geographic segment is presented in the table below. Transfers between geographic segments are made at arms-length prices consistent with rules and regulations of governing tax authorities. The profits on these transfers are not recognized until sales are made to non-affiliated customers.

    Excluded from U.S. net sales are transfers from the U.S. to ADE, ADIC Germany and ADIC UK of $14,794,000, $31,293,000 and $29,707,000 in 1998, 1999 and 2000, respectively. Included in U.S. sales are export sales to unaffiliated customers of $7,404,000, $11,290,000 and $33,991,000 in 1998, 1999 and 2000, respectively. Included in U.S. operating profit is the expense associated with the acquired in-process technology.

    Total international sales were $37,929,000, $89,992,000 and $101,785,000 in fiscal 1998, 1999 and 2000, respectively.

	Years Ended October 31,
	1998	1999	2000
	(In thousands)
Net sales:
United States	$84,032	$144,665	$203,076
Europe	30,525	78,702	67,794

	$114,557	$223,367	$270,870

Long-lived assets:
United States	$7,520	$21,846	$24,259
Europe	3,532	3,202	3,306

	$11,052	$25,048	$27,565

17. Quarterly information (unaudited)

	1999
	Q1	Q2	Q3	Q4
	(In thousands, except for per share data)
Net sales	$49,144	$54,044	$57,191	$62,988
Gross profit	$16,394	$18,039	$20,116	$22,191
Operating income	$4,466	$5,824	$7,267	$5,851
Net income	$3,052	$3,545	$4,547	$4,074
Basic net income per share	$0.08	$0.09	$0.11	$0.09
Diluted net income per share	$0.08	$0.09	$0.11	$0.09
	2000
	Q1	Q2	Q3	Q4
	(In thousands, except for per share data)
Net sales	$63,863	$64,898	$66,022	$76,087
Gross profit	$22,902	$23,415	$22,079	$27,085
Operating income	$7,995	$6,715	$4,712	$7,894
Net income	$7,168	$55,943	$14,223	$11,575
Basic net income per share	$0.14	$1.09	$0.28	$0.22
Diluted net income per share	$0.13	$1.03	$0.27	$0.22

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

    The information called for by Part III (Items 10, 11, 12 and 13) will be included in our Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of our fiscal year end, October 31, 2000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

b.  Reports on form 8-K.

    None.

c.  Exhibits.

    See page 55 for index to exhibits.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended October 31, 1998, 1999 and 2000

	Balance at Beginning of Year	Additions Charged to Income	Deductions*	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts receivable:
1998	$324	$391	$239	$476
1999	476	817	289	1,004
2000	1,004	998	138	1,864
Allowance for inventory obsolescence:
1998	1,131	1,166	152	2,145
1999	2,145	4,955	521	6,579
2000	6,579	6,478	1,590	11,467

*Deductions represent amounts written off against the allowance, net of recoveries.

INDEX TO EXHIBITS
(Item 14c)

Exhibit Number		Description	Page
3.1		Restated Articles of Incorporation of ADIC (Exhibit 3.1)	(A)
3.2		Restated Bylaws of ADIC (Exhibit 3.2)	(A)
4.1		Rights Agreement, dated as of August 12, 1996, between ADIC and ChaseMellon Shareholders Services, L.L.C., as Rights Agent (Exhibit 4.2)	(A)
10.1		Credit Agreement between Advanced Digital Information Corporation and Seafirst Bank, dated August 17, 1998	(B)
10.2		Lease Agreement between Laguna South Exchange LLC and ADIC (Exhibit 10.1)	(C)
10.3	*	ADIC Bonus Plan	(D)
10.4	*	Amended 1997 Stock Purchase Plan (Appendix A)	(E)
10.5	*	ADIC 1996 Stock Option Plan (Appendix B)	(E)
10.6	*	ADIC 1996 Transition Plan (Exhibit 10.4)	(A)
10.7	*	ADIC 1999 Stock Incentive Compensation Plan	(F)
10.8		Form of Indemnification Agreement, together with schedule of agreements	(G)
10.9	*	Form of Change of Control Agreement, together with schedule of agreements	(H)
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Accountants

*
Management contract or compensatory plan or arrangement.

(A)
Incorporated by reference to designated exhibit to Form 10 Information Statement filed September 10, 1996.

(B)
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1998.

(C)
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.

(D)
Incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

(E)
Incorporated by reference to designated appendix of the Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders.

(F)
Incorporated by reference to Appendix A of the Proxy Statement filed in connection with the 2000 Annual Meeting of Shareholders.

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
Peter H. van Oppen Chairman and Chief Executive Officer

Dated: January 15, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By	/s/ PETER H. VAN OPPEN Peter H. van Oppen	Chairman of the Board and Chief Executive Officer	January 15, 2001
By	/s/ JON W. GACEK Jon W. Gacek	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 15, 2001
By	/s/ TOM A. ALBERG Tom A. Alberg	Director	January 15, 2001
By	/s/ CHRISTOPHER T. BAYLEY Christopher T. Bayley	Director	January 15, 2001
By	/s/ RICHARD L. MCCORMICK Richard L. McCormick	Director	January 15, 2001
By	/s/ JOHN W. STANTON John W. Stanton	Director	January 15, 2001
By	/s/ WALTER F. WALKER Walter F. Walker	Director	January 15, 2001

QuickLinks

PART I
  ITEM 1. BUSINESS
RISK FACTORS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
  ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS (Item 14c)
SIGNATURES