Form 10-Q
period 2001-01-31
ADVANCED DIGITAL INFORMATION CORP
filed 2001-03-15
CIK 770403

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  __________

                                   FORM 10-Q

                                  __________

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended January 31, 2001

     [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to _______

                        Commission file number 0-21103

                                  __________

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

                               Yes [X]   No [_]

     The total shares of common stock without par value outstanding at the end of the quarter reported is 51,987,356.

================================================================================

                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Advanced Digital Information Corporation

                          Consolidated Balance Sheets

                     (In thousands, except for share data)

                                                                                   October 31,            January 31,
                                                                                      2000                   2001
                                                                                   ----------             -----------
                                                                                                          (Unaudited)
                              Assets
Current assets:
 Cash and cash equivalents..............................................             $185,169              $181,490
 Accounts receivable, net of allowances of $1,864 in 2000
   and $1,945 in 2001...................................................               67,821                66,871
 Inventories, net.......................................................               48,110                77,255
 Marketable equity securities...........................................               19,349                25,878
 Prepaid expenses and other.............................................                1,351                 1,514
 Deferred income taxes..................................................                9,038                 6,769
                                                                                     --------              --------
      Total current assets..............................................              330,838               359,777
Property, plant and equipment, net......................................               18,864                21,962
Deferred income taxes...................................................                3,700                 3,210
Investments.............................................................               20,972                22,784
Intangible and other assets.............................................                8,700                 8,261
                                                                                     --------              --------
                                                                                     $383,074              $415,994
                                                                                     ========              ========
                Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable.......................................................             $ 32,661              $ 50,809
 Accrued liabilities....................................................               15,538                12,100
 Income taxes payable...................................................                6,000                 6,420
 Deferred revenue.......................................................                8,215                10,543
 Current portion of long-term debt......................................                5,282                 4,884
                                                                                     --------              --------
   Total current liabilities............................................               67,696                84,756
Long-term debt..........................................................                1,087                 1,166
Commitments.............................................................                   --                    --
Shareholders' equity:
 Preferred stock, no par value; 4,000,000 shares authorized; none
   issued and outstanding...............................................                   --                    --
 Common stock, no par value; 160,000,000 shares authorized,
   51,987,356 issued and outstanding (51,802,283 in 2000)...............              199,976               201,170
 Retained earnings......................................................              120,136               128,843
 Accumulated other comprehensive income (loss):
     Cumulative translation adjustment..................................               (2,755)               (1,972)
     Unrealized investment gains (losses)...............................               (3,066)                2,031
                                                                                     --------              --------
      Total shareholders' equity........................................              314,291               330,072
                                                                                     --------              --------
                                                                                     $383,074              $415,994
                                                                                     ========              ========

     See the accompanying notes to these consolidated financial statements.

                    Advanced Digital Information Corporation

                       Consolidated Statements of Income

                   (In thousands, except for per share data)

                                                                       Three months ended
                                                                            January 31,
                                                                 -----------------------------
                                                                     2000               2001
                                                                 ----------         ----------
                                                                            (Unaudited)
Net sales...................................................     $   63,863         $   90,066
Cost of sales...............................................         40,961             63,616
                                                                 ----------         ----------
 Gross profit...............................................         22,902             26,450
                                                                 ----------         ----------

Operating expenses:
 Selling and administrative.................................         10,951             12,709
 Research and development...................................          3,956              4,820
                                                                 ----------         ----------
                                                                     14,907             17,529
                                                                 ----------         ----------
Operating profit............................................          7,995              8,921
                                                                 ----------         ----------

Other income:
 Interest income............................................          2,184              2,659
 Interest expense...........................................            (98)               (70)
 Gain on marketable equity securities transactions..........            188              1,847
 Foreign currency transaction gains (losses), net...........            129               (237)
 Other......................................................             --                  5
                                                                 ----------         ----------
                                                                      2,403              4,204
                                                                 ----------         ----------
Income before provision for income taxes....................         10,398             13,125
Provision for income taxes..................................          3,212              4,418
Minority interest...........................................             18                 --
                                                                 ----------         ----------
Net income..................................................     $    7,168         $    8,707
                                                                 ==========         ==========
Basic net income per share..................................     $     0.14         $     0.17
                                                                 ==========         ==========
Diluted net income per share................................     $     0.13         $     0.16
                                                                 ==========         ==========

     See the accompanying notes to these consolidated financial statements.

                    Advanced Digital Information Corporation

                     Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                      Three months ended
                                                                                         January 31,
                                                                                   -----------------------
                                                                                     2000           2001
                                                                                   --------       --------
                                                                                        (Unaudited)
Cash flows from operating activities:
 Net income..................................................................      $  7,168       $  8,707
 Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Depreciation and amortization..............................................           997          1,649
  Allowance for doubtful accounts receivable.................................           256            182
  Allowance for inventory obsolescence.......................................         1,333          1,843
  Gain on marketable equity securities transactions..........................          (188)        (1,847)
  Deferred income taxes......................................................          (191)            27
  Other......................................................................           115             --
 Change in assets and liabilities:
  Accounts receivable........................................................        (4,843)         1,335
  Inventories................................................................        (6,580)       (30,122)
  Prepaid expenses and other.................................................           (63)          (134)
  Other assets...............................................................            12             (4)
  Accounts payable...........................................................         4,283         17,955
  Accrued liabilities........................................................        (1,491)        (3,895)
  Income taxes payable.......................................................         1,036            875
  Deferred revenue...........................................................           764          2,137
                                                                                   --------       --------
Net cash provided by (used in) operating activities..........................         2,608         (1,292)
                                                                                   --------       --------
Cash flows from investing activities:
 Purchase of property, plant and equipment...................................        (1,010)        (3,930)
 Other investments...........................................................            --           (500)
 Proceeds from marketable equity securities transactions.....................           548          1,847
                                                                                   --------       --------
Net cash used in investing activities........................................          (462)        (2,583)
                                                                                   --------       --------
Cash flows from financing activities:
 Repayment of short-term and long-term debt..................................        (1,070)          (943)
 Proceeds from issuance of common stock for stock options....................         1,407            719
                                                                                   --------       --------
Net cash provided by (used in) financing activities..........................           337           (224)
                                                                                   --------       --------
Effect of exchange rate changes on cash......................................          (472)           420
                                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents.........................         2,011         (3,679)
Cash and cash equivalents at beginning of period.............................       156,548        185,169
                                                                                   --------       --------
Cash and cash equivalents at end of period...................................      $158,559       $181,490
                                                                                   ========       ========

     See the accompanying notes to these consolidated financial statements.

                    Advanced Digital Information Corporation

           Consolidated Statements of Changes in Shareholders' Equity

                      Three months ended January 31, 2001

                                 (In thousands)

                                  (Unaudited)


                                                                                         Accumulated
                                                     Common Stock                           Other
                                                 ---------------------      Retained     Comprehensive
                                                 Shares        Amount       Earnings     Income (Loss)   Total
                                                 -------      --------      --------     -------------  --------
Balance at October 31, 2000...............        51,802      $199,976      $120,136        $(5,821)    $314,291
Exercise of stock options, including tax
 benefit of $475..........................           185         1,194            --             --        1,194
Comprehensive income:                                 --            --            --             --           --
 Net income...............................            --            --         8,707             --           --
 Unrealized investment gains..............            --            --            --          5,097           --
 Foreign currency translation
   adjustment.............................            --            --            --            783           --
   Total comprehensive income.............            --            --            --             --       14,587
                                                 -------      --------      --------        -------     --------
Balance at January 31, 2001...............        51,987      $201,170      $128,843        $    59     $330,072
                                                 =======      ========      ========        =======     ========

     See the accompanying notes to these consolidated financial statements.

                    Advanced Digital Information Corporation

               Notes to Interim Consolidated Financial Statements

                                January 31, 2001

                                  (Unaudited)

Note 1.  Basis of presentation

     The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2000. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three-month period ended January 31, 2001, are not necessarily indicative of results to be expected for a full year.

Note 2.  Recent accounting pronouncements

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. We have adopted SAB 101 for the fiscal year ending October 2001. We do not expect this adoption to have a material impact on our results of operations, financial position or cash flows.

Note 3.  Earnings per share

     The following table sets forth the computation of basic and diluted net income per share for the three months ended January 31, 2000 and 2001:

                                                                                       Three months ended
                                                                                            January 31,
                                                                            -----------------------------------------
                                                                                 2000                       2001
                                                                            ---------------            --------------
                                                                            (In thousands, except for per share data)
Numerator:
 Net income........................................................         $         7,168            $        8,707
                                                                            ===============            ==============

Denominator:
 Denominator for basic net income per share--
   weighted average shares.........................................                  51,149                    51,943
 Dilutive potential common shares from Team
   Member (employee) stock options.................................                   2,574                     2,120
                                                                            ---------------            --------------
 Denominator for diluted net income per share--
   adjusted weighted average shares and assumed conversions........                  53,723                    54,063
                                                                            ===============            ==============
Basic net income per share.........................................         $          0.14            $         0.17
                                                                            ===============            ==============
Diluted net income per share.......................................         $          0.13            $         0.16
                                                                            ===============            ==============

                    Advanced Digital Information Corporation

                                January 31, 2001

                                  (Unaudited)

Note 4.  Inventories

     Inventories are comprised of the following:

                                                                October 31,      January 31,
                                                                    2000             2001
                                                                -----------      -----------
                                                                       (In thousands)
               Finished goods...............................    $    30,840      $    38,831
               Work-in-process..............................          1,605            2,531
               Raw materials................................         27,132           49,104
                                                                -----------      -----------
                                                                     59,577           90,466
               Allowance for inventory obsolescence.........        (11,467)         (13,211)
                                                                -----------      -----------
                                                                $    48,110      $    77,255
                                                                ===========      ===========

Note 5.  Investments in marketable equity securities and other investments

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

     At January 31, 2001, the cost basis of marketable equity securities included as a current asset was $26,769,000 and the fair value was $25,878,000. The difference between the cost basis and fair value net of the benefit for taxes is recorded as a $579,000 unrealized investment loss.

     Other assets include the fair value of our remaining investment in Crossroads Systems, Inc. of $4,782,000. At January 31, 2001, the difference between the cost basis and fair value is $4,015,000. This amount, net of taxes of $1,405,000, is recorded as an unrealized investment gain of $2,610,000.

     During the quarter ended January 31, 2001 we realized a gain of $1,847,000 on certain marketable equity securities transactions.

Note 6.  Acquisition of Pathlight Technology

     On January 30, 2001, we announced a definitive agreement to acquire Pathlight Technology, Inc. Pathlight, a privately held company based in Ithaca, New York, supplies products consisting of proprietary hardware and software that allows users to deploy advanced enterprise data storage systems called Storage Area Networks or SANs. SANs are used to solve the growing problem of providing organizations with efficient enterprise-wide access to electronic information. We will exchange 10.3 million shares of ADIC common stock for all of the outstanding stock, warrants and stock options of Pathlight in a merger intended to be accounted for as a pooling-of-interests. On February 14, 2001, we filed a Registration Statement on Form S-4 with the SEC relating to the shares to be issued in the merger (File No. 333-55652). The merger is expected to close during our second quarter ending April 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2000. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Such risks are detailed in our Annual Report on Form 10-K for the year ended October 31, 2000 and in our Registration Statement on Form S-4 filed with the SEC on February 14, 2001 and are incorporated herein by reference. Our actual results could differ materially from those discussed here. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

     Net Sales. Net sales increased during the first quarter of fiscal 2001 by 41% to $90.1 million from $63.9 million in the first quarter of fiscal 2000. The increase was due primarily to increased sales to our OEM customers. Revenue from OEM customers was 45% of total sales in the first quarter of fiscal 2001 as compared to 20% of total sales in the first quarter of fiscal 2000. The growth in OEM sales is a result of the first full quarter of sales to IBM as well as continued strong sales to other OEM customers.

     Gross Profit. Gross profit was $26.5 million or 29% of net sales for the three months ended January 31, 2001 compared to $22.9 million or 36% of net sales for the same period in fiscal 2000. The reduction in gross margin is generally a result of OEM sales representing a greater percentage of our total sales. Gross margin was also impacted by the sales mix. Over time we anticipate improvement in gross margin as our multi-product OEM relationships mature and our OEM sales mix shifts.

     Selling and Administrative Expenses. Selling and administrative expenses were $12.7 million or 14% of net sales for the three months ended January 31, 2001 compared to $11.0 million or 17% of net sales for the same period in fiscal 2000. The percentage of selling and administrative expenses to net sales decreased in 2001 due to the increase in OEM sales, which generally have lower related sales and marketing costs than ADIC branded sales. The dollar increase is due to a combination of increased sales, marketing and administrative personnel, and marketing costs associated with our efforts to take advantage of new products and sales channels.

     Research and Development Expenses. Research and development expenses were $4.8 million or 5% of net sales for the first quarter of fiscal 2001 compared to $4.0 million or 6% of net sales for the first quarter of fiscal 2000. During the first quarter of fiscal 2001, approximately 30% of research and development spending was related to software-based products that may be incorporated into intelligent peripherals or sold separately. Approximately half of the research and development spending in the first quarter of fiscal 2000 was related to
software-based products.   We expect that research and development expenditures
for the remainder of fiscal 2001 will increase both in absolute dollars and as a percentage of sales as a result of the merger with Pathlight.

     Other Income. Other income was $4.2 million for the first quarter of fiscal 2001 and $2.4 million for the first quarter of fiscal 2000. Other income primarily consists of interest income in both periods. The increase in fiscal 2001 over 2000 is related to a gain of $1.8 million on certain marketable equity securities transactions.

     Provision for Income Taxes. Income tax expense for the three months ended January 31, 2001 was $4.4 million, an effective tax rate of 34%. The effective tax rate includes taxes paid in various federal, state and international jurisdictions. This rate is comparable to the rate for our fiscal year ended October 31, 2000.

Liquidity and Capital Resources

     Cash flows used in operating activities were $1.3 million for the first quarter of fiscal 2001. In the comparable period of fiscal 2000, cash of $2.6 million was provided by operating activities. In fiscal 2001, operating cash was primarily used to fund increases in inventories, and was offset by net income, depreciation, other allowances and growth in accounts payable. The increase in inventory during the quarter is primarily the result of the additional inventory requirements necessary to support our OEM customers, new ADIC branded product launches and our sales growth. In fiscal 2000, operating cash was provided by net income and growth in accounts payable and was offset by increases in accounts receivable and inventories.

     Cash flows used in investing activities were $2.6 million for the first quarter of fiscal 2001, and $462,000 for the first quarter of fiscal 2000. Both periods reflect investments in property, plant and equipment to support our growth. In fiscal 2001 and 2000, cash flows include proceeds from certain marketable equity securities transactions.

     Cash flows used in financing activities for the first quarter fiscal 2001 were $224,000, compared to $337,000 provided in the first quarter of fiscal 2000. During the first quarter of fiscal 2001, proceeds from the exercise of stock options were $719,000, while the first quarter of fiscal 2000 included proceeds of $1.4 million. Offsetting the above proceeds in both periods were certain payments of long-term and short-term debt.

     At January 31, 2001, our cash and cash equivalents totaled $181.5 million, down from $185.2 million at October 31, 2000. Our working capital, the difference between current assets and current liabilities, was $275.0 million at January 31, 2001, with a ratio of current assets to current liabilities of 4.2 to 1.

     We believe that our existing cash and cash equivalents, available bank lines of credit, debt capacity and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We do not anticipate that the Pathlight merger will have a significant effect on cash flow during the next 12 months. We may utilize cash to acquire or invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible acquisition by us. In addition, we have made and expect to continue to make substantial investments in companies with whom we have identified potential synergies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk Management

     We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures. We do not hold or issue derivative instruments for trading purposes.

     The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation in the U.S. dollar would result in an approximately $270,000 decrease in income before provision for income taxes for the first three months of fiscal 2001.

     At January 31, 2001, we had variable rate debt of approximately $4.7 million provided by German banks, and fixed rate debt of $1.3 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheets at January 31, 2001. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3% through November 2003. Interest on the fixed rate debt is 4.4%.

                          PART II - OTHER INFORMATION


     Item 1.    Legal Proceedings.

                None

     Item 2.    Changes in Securities.

                None

     Item 3.    Defaults Upon Senior Securities.

                None

     Item 4.    Submission of Matters to a Vote of Security Holders.

                At its annual meeting on February 13, 2001 duly called and with proxies solicited, 48,920,797 shares were represented in person or by proxy constituting 94.13 percent of the outstanding shares. There were 51,970,856 shares of the Company's common stock outstanding and entitled to vote at the annual meeting.

          i. The proposal to amend the Advanced Digital Information Corporation 1999 Stock Incentive Compensation Plan was approved. It received the following votes (there were no broker non-votes):

                -----------------------------------------------------

                                       Votes        Percent of Votes
                                                      For/Against

                -----------------------------------------------------
                For                   34,694,164          71.34%
                -----------------------------------------------------
                Against               13,937,876          28.66%
                -----------------------------------------------------
                Abstain                  288,757            ---
                -----------------------------------------------------

          ii. Three directors were reelected to the Board, two to hold office for three-year terms and one to hold office for a two-year term. The nominees received the following votes:

               -------------------------------------------------------------
                    Nominee                Number of Votes   Number of Votes
                                                For             Withheld
               -------------------------------------------------------------
               Mr. Tom A. Alberg             48,306,853          613,944
               (three-year term)
               -------------------------------------------------------------
               Dr. Richard L. McCormick      48,296,693          624,104
               (two-year term)
               -------------------------------------------------------------
               Mr. Walter F. Walker          48,293,284          627,513
               (three-year term)
               -------------------------------------------------------------

     Item 5.   Other information.

               None

     Item 6.   Exhibits and Reports on Form 8-K.

       (a) Exhibits

       Exhibit Number    Description
       --------------    -----------

       2.1 Agreement and Plan of Merger among Advanced Digital Information Corporation, PTech Acquisition, Inc., and Pathlight Technology, Inc. *

       3.1               Restated Articles of Incorporation **



       * Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 30, 2001.

       **Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-55652) filed February 14, 2001.

       (b) Reports on Form 8-K

       On January 31, 2001, we filed a report under Item 5 of Form 8-K relating to the Agreement and Plan of Merger between Advanced Digital Information Corporation and Pathlight Technology, Inc. under which we will acquire all the stock of Pathlight. This report was dated January 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ADVANCED DIGITAL INFORMATION
                                       CORPORATION

Dated: March 15, 2001                     /s/ PETER H. VAN OPPEN
                                       -----------------------------------------
                                          Peter H. van Oppen, Chairman
                                          and Chief Executive Officer

Dated: March 15, 2001                     /s/ JON W. GACEK
                                       -----------------------------------------
                                          Jon W. Gacek, Senior Vice President
                                          and Chief Financial Officer (Principal
                                          Financial and Accounting Officer)