Form 10-Q
period 2001-04-30
ADVANCED DIGITAL INFORMATION CORP
filed 2001-06-14
CIK 770403

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Yes [X] No [ ]

      The total shares of common stock without par value outstanding at the end of the quarter reported is 52,131,367.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Digital Information Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	October 31,	April 30,
	2000	2001

		(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$185,169	$146,826

Accounts receivable, net of allowances of $1,864 in 2000 and $1,848 in 2001	67,821	85,518

Inventories, net	48,110	73,006

Marketable equity securities	19,349	25,382

Prepaid expenses and other	1,351	2,353

Deferred income taxes	9,038	6,935

Total current assets	330,838	340,020

Property, plant and equipment, net	18,864	24,070

Deferred income taxes	3,700	3,778

Investments	20,972	21,088

Intangible and other assets	8,700	7,810

	$383,074	$396,766

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$32,661	$25,509

Accrued liabilities	15,538	12,720

Income taxes payable	6,000	4,308

Deferred revenue	8,215	10,798

Bank line of credit and current portion of long-term debt	5,282	4,666

Total current liabilities	67,696	58,001

Long-term debt	1,087	1,082

Commitments	—	—

Shareholders’ equity:

Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—

Common stock, no par value; 160,000,000 shares authorized, 52,131,367 issued and outstanding (51,802,283 in 2000)	199,976	202,663

Retained earnings	120,136	136,760

Accumulated other comprehensive income (loss):

Cumulative translation adjustment	(2,755)	(2,345)

Unrealized investment gains (losses)	(3,066)	605

Total shareholders’ equity	314,291	337,683

	$383,074	$396,766

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Income

(In thousands, except for per share data)

	Three months ended		Six months ended
	April 30,		April 30,

	2000	2001	2000	2001

	(Unaudited)
Net sales	$64,898	$94,778	$128,760	$184,844

Cost of sales	41,483	65,384	82,443	129,000

Gross profit	23,415	29,394	46,317	55,844

Operating expenses:

Selling and administrative	12,582	14,543	23,533	27,252

Research and development	4,118	5,902	8,074	10,722

	16,700	20,445	31,607	37,974

Operating profit	6,715	8,949	14,710	17,870

Other income (expense):

Interest income	2,488	1,857	4,672	4,520

Interest expense	(91)	(79)	(189)	(149)

Gain on marketable equity securities transactions	75,794	1,246	75,982	3,094

Foreign currency transaction gains (losses), net	(69)	45	60	(192)

	78,122	3,069	80,525	7,273

Income before provision for income taxes	84,837	12,018	95,235	25,143

Provision for income taxes	28,894	4,101	32,106	8,519

Minority interest	—	—	18	—

Net income	$55,943	$7,917	$63,111	$16,624

Basic net income per share	$1.09	$0.15	$1.23	$0.32

Diluted net income per share	$1.03	$0.15	$1.17	$0.31

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	April 30,

	2000	2001

	(Unaudited)
Cash flows from operating activities:

Net income	$63,111	$16,624

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	2,148	3,546

Allowance for doubtful accounts receivable	607	171

Allowance for inventory obsolescence	2,983	2,382

Gain on marketable equity securities transactions	(75,982)	(3,094)

Deferred income taxes	(917)	55

Other	119	5

Change in assets and liabilities:

Accounts receivable	(12,789)	(17,523)

Inventories	(17,559)	(26,834)

Prepaid expenses and other	(271)	(991)

Other assets	11	(4)

Accounts payable	10,526	(7,260)

Accrued liabilities	(1,834)	(3,069)

Income taxes payable	17,299	(946)

Deferred revenue	998	2,505

Net cash used in operating activities	(11,550)	(34,433)

Cash flows from investing activities:

Purchase of property, plant and equipment	(3,072)	(7,667)

Investment in marketable equity securities	(26,769)	—

Other investments	—	(500)

Proceeds from marketable equity securities transactions	79,455	3,094

Acquisition of minority interest	(4,765)	—

Net cash provided by (used in) investing activities	44,849	(5,073)

Cash flows from financing activities:

Repayment of bank line of credit and long-term debt	(1,078)	(979)

Proceeds from issuance of common stock for stock options and stock purchase plan	7,033	1,926

Net cash provided by financing activities	5,955	947

Effect of exchange rate changes on cash	(862)	216

Net increase (decrease) in cash and cash equivalents	38,392	(38,343)

Cash and cash equivalents at beginning of period	156,548	185,169

Cash and cash equivalents at end of period	$194,940	$146,826

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended April 30, 2001

(In thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at October 31, 2000	51,802	$199,976	$120,136	$(5,821)	$314,291

Purchases under Stock Purchase Plan	77	1,009	—	—	1,009

Exercise of stock options, including tax benefit of $761	252	1,678	—	—	1,678

Comprehensive income:

Net income	—	—	16,624	—	—

Unrealized investment gains	—	—	—	3,671	—

Foreign currency translation adjustment	—	—	—	410	—

Total comprehensive income	—	—	—	—	20,705

Balance at April 30, 2001	52,131	$202,663	$136,760	$(1,740)	$337,683

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements

April 30, 2001

(Unaudited)

Note 1. Basis of presentation

      The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2000. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the six-month period ended April 30, 2001, are not necessarily indicative of results to be expected for a full year.

Note 2. Earnings per share

      The following table sets forth the computation of basic and diluted net income per share for the three months and six months ended April 30, 2000 and 2001:

	Three months ended		Six months ended
	April 30,		April 30,

	2000	2001	2000	2001

	(In thousands, except for per share data)
Numerator:

Net income	$55,943	$7,917	$63,111	$16,624

Denominator:

Denominator for basic net income per share—weighted average shares	51,524	52,079	51,334	52,010

Dilutive potential common shares from Team Member (employee) stock options	2,580	1,782	2,577	1,951

Denominator for diluted net income per share—adjusted weighted average shares and assumed conversions	54,104	53,861	53,911	53,961

Basic net income per share	$1.09	$0.15	$1.23	$0.32

Diluted net income per share	$1.03	$0.15	$1.17	$0.31

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

April 30, 2001

(Unaudited)

Note 3. Inventories

      Inventories are comprised of the following:

	October 31,	April 30,
	2000	2001

	(In thousands)
Finished goods	$30,840	$46,598

Work-in-process	1,605	644

Raw materials	27,132	39,472

	59,577	86,714

Allowance for inventory obsolescence	(11,467)	(13,708)

	$48,110	$73,006

Note 4. Investments in marketable equity securities and other investments

      At times we invest in certain marketable equity securities. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” such investments are classified as available-for-sale. Under FAS 115, unrealized investment gains and losses, net of taxes, are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis.

      At April 30, 2001, the cost basis of marketable equity securities included as a current asset was $26,769,000 and the fair value was $25,382,000. The difference between the cost basis and fair value, net of the benefit for taxes, is recorded as a $902,000 unrealized investment loss.

      The fair value of our remaining investment in Crossroads Systems, Inc. is $3,085,000. At April 30, 2001, the difference between the cost basis and fair value is $2,318,000. This amount, net of taxes of $811,000, is recorded as an unrealized investment gain of $1,507,000.

      During the three months and six months ended April 30, 2001 we realized a gain on certain marketable equity securities transactions of $1,246,000 and $3,094,000, respectively.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

April 30, 2001

(Unaudited)

Note 5. Acquisition of Pathlight Technology

      On January 30, 2001, we entered into a definitive agreement to acquire Pathlight Technology, Inc., a privately held company based in Ithaca, New York, through a merger of a wholly owned subsidiary with Pathlight. Pathlight supplies products consisting of proprietary hardware and software that allow users to deploy advanced enterprise data storage systems called Storage Area Networks or SANs. SANs are used to solve the growing problem of providing organizations with efficient enterprise-wide access to electronic information. The merger was consummated on May 11, 2001. We exchanged 10.3 million shares of ADIC common stock for all of the outstanding stock, warrants and stock options of Pathlight in the merger, which will be accounted for as a pooling-of-interests. The 10.3 million shares were reduced by approximately 500,000 shares in connection with the settlement of certain litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2000. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Such risks are detailed below in the Section caption “Risk Factors.” Our actual results could differ materially from those discussed here. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

      We provide hardware and software-based data storage solutions to the open systems marketplace. Our storage solutions integrate into a wide range of rapidly evolving network computing environments and are designed to enable organizations to organize, protect and retrieve complex mission-critical data. We design, manufacture, sell and support specialized data storage hardware and software products and provide related services. Currently, we derive substantially all of our revenue from the sale of storage libraries and related service and support. We distribute our products primarily through value-added resellers (VARs), distributors and original equipment manufacturers (OEMs), and also sell directly to large end users.

Results of Operations

      Net Sales. Net sales increased during the second quarter of fiscal 2001 by 46% to $94.8 million from $64.9 million in the comparable quarter of fiscal 2000. Net sales for the six months ended April 30, 2001 were $184.8 million, an increase of 44% from $128.8 million during the six months ended April 30, 2000. The increase in both comparison periods was primarily due to increased sales to our OEM customers. Revenue from OEM customers was 38% of total sales in the second quarter of fiscal 2001 as compared to 20% of total sales in the second quarter of fiscal 2000. For the six months ended April 30, 2001 and 2000, OEM sales comprised 42% and 20% of total sales, respectively. The growth in OEM sales is primarily a result of sales to IBM during the first half of fiscal 2001. Shipments to IBM began in the fourth quarter of fiscal 2000. In addition, sales to our other OEM customers have continued to grow.

      Gross Profit. Gross profit was $29.4 million or 31% of net sales for the three months ended April 30, 2001 compared to $23.4 million or 36% of net sales for the same period in fiscal 2000. For the six months ended April 30, 2001, gross profit was $55.8 million or 30% of net sales compared to $46.3 million or 36% for the same period in fiscal 2000. The reduction in gross margin is generally a result of OEM sales representing a greater percentage of our total sales. As our multi-product OEM relationships continue to mature and our OEM sales mix shifts to higher margin products we anticipate improvement in gross margin.

      Selling and Administrative Expenses. Selling and administrative expenses were $14.5 million or 15% of net sales for the three months ended April 30, 2001 compared to $12.6 million or 19% of net sales for the same period in fiscal 2000. For the six month period ended April 30, 2001, selling and administrative expenses were $27.3 million or 15% of net sales compared to $23.5 million or 18% of net sales for the same period in fiscal 2000. As a percentage of net sales, selling and administrative expenses decreased in 2001 due to the increase in OEM sales, which generally have lower related sales and marketing costs than ADIC branded sales. An increase in sales, marketing and administrative personnel along with higher marketing costs associated with continued efforts to take advantage of new products and sales channels has resulted in the overall increase of selling and administrative expenses over prior periods.

      Research and Development Expenses. Research and development expenses were $5.9 million for the second quarter of fiscal 2001 compared to $4.1 million for the second quarter of fiscal 2000. During the six months ended April 30, 2001 we incurred research and development expenses of $10.7 million compared to $8.1 million for the same period in fiscal 2000. As a percentage of net sales, research and development expenses have been 6% in all the comparison periods. The dollar increase is related to our continued investment in software development and new hardware products. We expect that research and development expenditures will increase both in absolute dollars and as a percentage of sales as a result of the merger with Pathlight.

      Other Income (Expense). Other income was $3.1 million for the second quarter of fiscal 2001 and $78.1 million for the second quarter of fiscal 2000. For the six months ended April 30, 2001, other income was $7.3 million compared to $80.5 million for the same period in fiscal 2000. The decrease in interest income in both the three months and six months ended April 30, 2001, is the result of a reduction of our cash balances which were used to fund increases in accounts receivable and inventories. Interest expense primarily relates to interest on operating credit lines through a German bank. During the three months and six months ended April 30, 2001, we recognized gains on certain marketable equity securities transactions. Fiscal 2000 includes a gain of $74.4 million on the sale of a portion of our equity interest in Crossroads Systems, Inc.

      Provision for Income Taxes. Income tax expense for the three and six months ended April 30, 2001 was $4.1 million and $8.5 million, respectively. Both periods have an effective tax rate of 34%. The effective tax rate includes taxes paid in various federal, state and international jurisdictions and is consistent with the rate for the comparable periods of fiscal 2000.

Liquidity and Capital Resources

      Cash flows used in operating activities were $34.4 million for the six months ended April 30, 2001, and $11.6 million for the same period in fiscal 2000. In fiscal 2001, operating cash was primarily used to fund increases in inventories and accounts receivable along with decreases in accounts payable and accrued liabilities, and was offset by net income, depreciation and other allowances. The increase in inventory since the end of fiscal 2000 is primarily the result of the additional inventory requirements necessary to support our OEM customers, new ADIC branded product launches and our sales growth. In fiscal 2000, operating cash was used to fund increases in accounts receivable and inventories and was offset by net income and growth in accounts payable and income taxes.

      Cash flows used in investing activities were $5.1 million for the first six months of fiscal 2001. In the comparable period of fiscal 2000, investing activities provided cash of $44.8 million. Both periods reflect investments in property, plant and equipment to support our growth. In fiscal 2001, cash flows include proceeds from certain marketable equity securities transactions. Fiscal 2000 reflects the proceeds from the sale of Crossroads and other marketable equity securities, and is partially offset by investments in marketable equity securities.

      Cash flows provided by financing activities during the first six months of fiscal 2001 were $947,000, compared to $6.0 million provided during the same period of fiscal 2000. During the first half of fiscal 2001, proceeds from the exercise of stock options were $1.9 million, while the same period of fiscal 2000 included proceeds of $7.0 million. Offsetting the above proceeds in both periods were certain payments of bank line of credit and long-term debt.

      At April 30, 2001, our cash and cash equivalents totaled $146.8 million, down from $185.2 million at October 31, 2000. Our working capital, the difference between current assets and current liabilities, was $282.0 million, $263.1 million and $257.5 million at April 30, 2001, October 31, 2000 and April 30, 2000, respectively. The ratio of current assets to current liabilities for the same periods was 5.9 to 1, 4.9:1 and 4.6:1, respectively.

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

Risk Factors

      This report contains forward-looking statements. There are many factors that could cause actual results to differ materially from those projected by the forward-looking statements made in this report. Factors that might cause such a difference include, but are not limited to, the risk factors described below. We do not undertake any obligation to publicly release the result of any revisions to the forward-looking statements contained in this report that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Integration of the Pathlight Business May Be Difficult. Our acquisition of Pathlight only recently closed, and significant efforts must still be made to integrate the Pathlight business with ours. Combining our two companies involves technological, operational and personnel-related risks. This integration process will be complex, time-consuming and expensive, and will disrupt our business if not completed in a timely and efficient manner. We are in the process of integrating our information and communication systems, as well as some sales, marketing and other functions. The process of integrating separate businesses, especially when they are as geographically separated as Pathlight, located in New York, and our corporate headquarters, located in Washington, involves a number of special risks, including:

•	the possibility that the business cultures of the two companies may not match well;

•	the possibility that management may be distracted from regular business concerns by the need to integrate operations;

•	unforeseen difficulties in integrating operations and systems;

•	problems in retaining our employees;

•	challenges in retaining our customers; and

•	potential adverse effects on our operating results.

      Failure of the Merger to Qualify as a Pooling-of-Interests Would Harm the Financial Results of the Combined Companies. If the merger does not qualify for pooling-of-interests accounting treatment for financial reporting purposes, the future reported earnings of the combined companies could be harmed due to amortization of goodwill and other intangible assets, which could harm the trading price of our common stock. The availability of pooling-of-interests accounting treatment for this merger depends upon circumstances and events occurring before and after the effective time of the merger. For example, there must not be any significant changes in the business of the combined companies, including significant dispositions of assets, for a period of two years following completion of the merger. In addition, affiliates of ADIC and Pathlight must not sell any shares of either company’s stock, except in specified limited amounts, until the day that the combined company publicly announces financial results covering at least 30 days of combined operations after the merger. If affiliates of either company sell shares in excess of the limited exception prior to that time, the merger may not qualify for accounting as a pooling-of-interests.

      The Pooling-of-Interests Method Will Adversely Affect Our Historical Comparisons/Growth Rate, Which May Be Perceived Negatively by the Market. At consummation of the merger, balance sheets and other financial information of the separate companies will be presented as though the companies had been combined at that date. Financial statements and financial information of the separate companies presented for prior years will also be restated on a combined basis to furnish comparative information. The market may perceive the change in historical data negatively due to the effect this will have on our historical comparisons and growth rates.

      We May Lose Pathlight Employees. Substantially all of Pathlight’s employees accepted employment with us following the closing of the merger. However, despite our efforts to retain quality employees, we might lose some of Pathlight’s key employees in the future. Competition for qualified management and technical employees in the network storage industry is intense. We have a different corporate culture than Pathlight had. Pathlight employees may be unwilling to continue to work for a larger, publicly-traded company instead of a smaller company. In addition, competitors may recruit employees during integration phase of the merger, as is common in high technology mergers. As a result, employees of Pathlight could leave with little or no prior notice. The success of the combined companies may depend on the retention of key employees who are critical to the continued design, development and support of Pathlight’s products and services. We cannot assure you that the combined companies will be able to attract, retain and integrate employees to develop and use the Pathlight technology following the merger.

      The Expected Benefits of Our Merger with Pathlight May Not be Realized. The potential benefits that we expect to achieve as a result of the merger with Pathlight may be more difficult to achieve than expected or may not be achievable at all. For example:

•	our sales channels may not be able to sell or market Pathlight’s products as effectively as anticipated;

•	we may not be able to integrate Pathlight’s technology with our library products as effectively as anticipated;

•	anticipated cost reductions may not be available, or may be offset by unanticipated cost increases; and

•	economies of scale may not be available — in particular, our purchasing power may not increase as a result of the merger.

      Our Quarterly Revenues and Operating Results May Fluctuate for a Number of Reasons, Which May Cause Our Stock Price to Fluctuate. Our quarterly operating results have varied in the past and are likely to vary significantly in the future due to several factors, including:

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

      Our Quarterly Revenue and Operating Results May Be Affected By Seasonal Trends and Are Inherently Uncertain. Our seasonal trends may result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices and our sales commission and budgetary structure. Operating results in any period should not be considered indicative of the results investors can expect for any future period. We cannot assure you that we will be able to sustain our recent levels of quarterly revenue and net income, as normalized for unusual or one-time items, or that we will maintain profitability in any future period. Any unfavorable change in the factors described above or any other factors could adversely affect our operating results for a particular quarter. In addition, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In any of these events, the price of our common stock would likely decline.

      Because We Operate with Little Backlog, Our Operating Results Could Be Adversely Affected If We Do Not Accurately Anticipate Future Sales Levels. Historically, we have operated with little order backlog and, due to the nature of our business, we do not anticipate having significant backlog in the future. Consequently, a large portion of our revenue in each quarter results from orders placed during that quarter. Because of the relatively large dollar size of orders from our distributors and original equipment manufacturers, or OEMs, delay in the placing of a small number of orders by a small number of purchasers could negatively affect our operating results for a particular period. In addition, our operating expense levels are, in the short term, largely fixed and are based, in part, on expectations regarding future revenue. Thus, our operating results could be disproportionately affected if we do not receive the expected number of orders in a given quarter and our revenue falls below our expectations.

      Competition in the Open Systems Storage Solutions Market May Lead to Reduced Market Share, Declining Prices for Our Products and Reduced Profits. The markets for data storage solutions in general, and automated tape libraries and storage management software in particular, are intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. These conditions could render our products less competitive or obsolete and could harm our business, financial condition and ability to market our products as currently contemplated. Because we offer and are developing a range of open systems storage solutions, including automated tape libraries, software and storage peripherals, our competitors differ depending on the product format and performance level. Some of our competitors have greater financial, technical, manufacturing, marketing and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may develop products and technologies that are less expensive or technologically superior to our products. In addition, our competitors may manufacture and market their products more successfully than we do our products.

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

      The Storage Device Market is Characterized by Rapid Technological Evolution, and Our Success Depends on Our Ability to Develop New Products. The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. At this time, the data storage market is particularly subject to change with the emergence of Fibre Channel protocol and new storage solutions such as Storage Area Networks, or SANs, and Network Attached Storage, or NAS, devices. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

•	the difficulty in forecasting customer demand accurately;

•	our inability to expand production capacity fast enough to meet customer demand;

•	the possibility that new products may cannibalize our current products;

•	delays in our initial shipments of new products;

•	competitors’ responses to our introduction of new products; and

•	the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

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

      We Rely on Tape Technology for a Substantial Portion of Our Revenue. We derive a significant majority of our revenue from products that incorporate some form of tape technology, including digital linear tape, or DLT. Most often, these tape drive products are available from only a single manufacturer, and we expect to continue to derive a substantial amount of revenue from these products for the foreseeable future. As a result, our future operating results significantly depend on the continued availability and market acceptance of products employing tape drive technology. If products incorporating other technologies gain comparable or superior market acceptance, our business, financial condition and operating results would be adversely affected unless we successfully develop and market products incorporating the new technology.

      We Depend on Certain Key Suppliers, Some of Which Are Also Our Competitors. We do not possess proprietary magnetic tape drive, optical disk, high-density disk or other storage technologies and, consequently, we depend on a limited number of third-party manufacturers to supply us with the devices that we incorporate into our products. In some cases, these manufacturers are sole-source providers of the device technology. Some of these sole-source manufacturers market their own tape library products, and are thus also our competitors. Quantum is the primary supplier of DLT drives and has, in the past, allocated quantities of drives among its customers. It is possible that Quantum will again resort to allocation and, as a result, we may not be able to meet our future DLT drive requirements. It is likely that we will also depend on a small number of suppliers in the event other device technologies supplement or supplant DLT devices in any of our products.

      ATL, a company which designs, manufactures, markets and services automated tape libraries that compete with our small and mid-range library products, is owned by Quantum. ATL may be able to manufacture and market these competitive products more successfully than we can manufacture and market our products, especially since ATL now has access to Quantum’s financial and other resources. Furthermore, because Quantum is competing directly with us in certain markets through ATL, Quantum may be unable to meet our demand for DLT drives or may provide these products to us at less competitive prices.

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

      We Have a Concentrated Branded Customer Base, and Therefore the Loss of a Single Customer Could Negatively Affect Our Operating Results. The majority of our end users purchase our branded products from value-added resellers, or VARs. For the small and mid-range libraries, many of these VARs purchase our products from large distributors such as Ingram Micro, Tech Data and others. In fiscal 2000, Ingram Micro represented 11% of our net sales. We have no long-term orders with any of our significant customers or distributors. Generally, we sell products pursuant to purchase orders. In addition, our distributors carry competing product lines that they may promote over our products. A distributor might not continue to purchase our products or market them effectively. Moreover, certain of our contracts with our distributors contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our large libraries, and the revenue associated with the on-site service of those libraries, are somewhat concentrated in specific customers, including government agencies and government-related companies. Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

•	the reduction, delay or cancellation of orders or the return of a significant amount of products;

•	the loss of one or more of such resellers; or

•	any financial difficulties of such resellers that result in their inability to pay amounts owed to us.

      We Expect to Increase Our Focus on OEM Sales and Could Be Adversely Affected if our OEM Sales Efforts Are Not Successful. We rely on OEMs such as Dell Computer, Fujitsu Siemens Computers and IBM and are increasing our focus on sales to OEMs. Sales to Dell Computer represented 18% of sales in fiscal 2000; sales to all OEMs represented 23% of sales in fiscal 2000. OEMs typically conduct substantial and lengthy evaluation programs before certifying a new product for inclusion in their product line. We may be required to devote significant amounts of financial and human resources to these evaluation programs with no assurance that our products will ever be selected. In addition, even if selected by the OEM, there generally is no requirement that the OEM will purchase any particular amount of product or that it will refrain from purchasing competing products. We do not have purchase commitments from our OEMs and a reduction in the level of sales from this channel would significantly impact revenue. Further, OEM sales typically feature lower profit margins than we have obtained in the past through our other distribution channels.

      In addition, in fiscal 2000, we began shipping products to IBM using their StorageSmart Ultrium Linear Tape-Open drives, or LTO drives. There is no assurance that these automation libraries will gain market acceptance. The LTO drives are also a recently developed product that, like all drive products, may experience technical problems or otherwise prove to be difficult to manufacture. In addition, these LTO drives may not be well received by the marketplace. If these LTO based products are unsuccessful for any of these reasons, our business, financial condition and operating results may be harmed. If any of the OEMs decide not to continue to purchase our products, our business, financial condition and operating results may be harmed.

      Our Operating Results Would Be Adversely Affected by a Significant Amount of Product Returns. Our customers have rights in certain instances to return products to us, and we may otherwise allow product returns if we think that doing so is in the interest of maximizing the effectiveness of our sales channels. We estimate and reserve for potential returns in our reported financial results. Actual returns could exceed the level of our estimates due to new product introductions or other changes affecting the market for our products. If returns are made at levels that exceed our estimates, our financial results could be adversely affected in the periods of these returns.

      We May Make Acquisitions That Are Not Successful. We have in the past acquired businesses, and we may do so in the future. Acquisitions present a number of risks, including:

•	our ability to successfully integrate the acquired entity’s operations, technologies and products with our own;

•	our ability to retain key customers and employees;

•	our ability to manage a larger and more diverse business, a portion of which may be in markets where we have no or limited prior experience;

•	unanticipated costs associated with the integration of the acquired entity into our business;

•	diversion of management’s attention from our core business during the acquisition and integration process;

•	potential adverse effects on existing business relationships with suppliers and customers; and

•	charges and write-offs incurred in connection with acquisitions.

      Additionally, we expect that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, assumption of indebtedness and/or rights to purchase stock. Dilution to existing shareholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions. Dilution may occur if the earnings from such acquisitions do not exceed associated interest and other charges. We may also incur charges from the completion of acquisitions, such as the expense of in-process research and development or severance or other charges arising from the integration of the businesses.

      We May Not Be Able to Sustain Our Current Growth or Effectively Manage Any Future Growth. We are experiencing rapid growth. This growth has resulted in, and may possibly create in the future, additional capacity requirements, new and increased responsibilities for management personnel, and added pressures on our operating and financial systems. Our facilities, personnel and operating and financial systems may not be sufficient to manage and sustain our current or future growth, and additional growth may detract from our ability to respond to new opportunities and challenges quickly. We may not be effective in adding capacity to our current facilities. We also continue to make additions and modifications to our ERP system. We may encounter unexpected difficulties while modifying our ERP system and our business could be harmed. Our ability to manage any future growth effectively will also depend on our ability to hire and retain qualified management, sales and technical personnel. If we are unable to manage growth effectively or hire and retain qualified personnel, our business, financial condition and operating results could be materially negatively affected. In addition, to the extent expected revenue growth does not materialize, increases in our selling and administrative costs that are based on anticipated revenue growth could harm our operating results.

      Any Inability to Meet Our Future Capital Requirements Would Limit Our Ability to Grow. We may need, or could elect, to seek additional funding in the future. In the event we need to raise additional funds, we may not be able to do so on favorable terms, if at all. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our existing securities. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

      Risks Associated with International Operations May Adversely Affect Our Business. Net sales to customers outside the United States accounted for 38% of net sales in fiscal 2000. We believe that international sales will continue to represent a significant portion of our net sales. Our international operations and sales to customers outside the United States subject us to a number of risks, including:

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

      We May Be Sued By Our Customers for Product Liability Claims as a Result of Failures in Our Data Storage Products. We face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

      We May Face Liability Associated with the Use of Products and Processes on Which Patent Ownership or Other Intellectual Property Rights Are Claimed.   While ADIC is not currently directly involved in any intellectual property litigation or proceedings, we may become involved in intellectual property litigation or proceedings in the future. We are now, and we may in the future be, subject to claims or inquiries regarding our alleged unauthorized use of a third party’s intellectual property. For example, we very recently settled litigation that Crossroads Systems, Inc. had filed against Pathlight, our wholly owned subsidiary, relating to infringement of Crossroads' patent by certain products sold by Pathlight. See Part II, Item 1, Legal Proceedings below. In addition, in 2000 we entered into a settlement agreement with the Lemelson Medical, Education and Research Foundation, Limited Partnership regarding violation of their ownership and right to grant licenses under certain patents. While the settlement agreement with Lemelson involved only a negligible amount of money and we are not a significant user of the products and processes on which Lemelson claims ownership, we may face liability if their claims to these patents are upheld and we use these products and processes in the future in ways that are not currently anticipated.

      An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology from others or require us to cease marketing or using certain products, any of which could negatively affect our business, financial condition and operating results. If we are required to seek licenses under patents or proprietary rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could harm our business, financial condition and operating results.

      We May Face Currency Risks Associated with Fluctuating Foreign Currency Valuations. Currently, approximately one-half of our international sales are denominated in U.S. dollars, and fluctuations in the value of foreign currencies relative to the U.S. dollar could therefore make our products less price competitive. The remaining portion of our international sales are denominated in foreign currencies, primarily the German mark, British pound sterling and French franc. A decrease in the value of a relevant foreign currency in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Furthermore, the expenses of our international subsidiaries are denominated in their local currencies. Because we currently engage in only limited foreign currency hedging transactions, our operating results could be adversely affected by movement in foreign currency exchange rates.

      We May Need to Upgrade Our Financial and Other Software to Account for the European Economic Community’s Adoption of the Euro. On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, commonly known as the Euro. During the three years beginning January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French franc or the German mark, as well as the Euro. Thereafter, all transactions must be recorded in Euros. We will need to ensure that our financial and other software systems are capable of processing transactions and properly handling both the existing currencies and the Euro. We do not currently expect the introduction and use of the Euro will materially affect our business; however, if we encounter unexpected difficulties, our business could be harmed.

      A Number of Key Personnel Are Critical to the Success of Our Business. Our future success depends in large part on our ability to retain certain key executives and other personnel, some of whom have been instrumental in establishing and maintaining strategic relationships with key suppliers and customers. We do not have any employment agreements with our U.S. employees, except for change of control agreements with our executive officers. Our future growth and success will depend in large part on our ability to hire, motivate and retain highly qualified management, technical, operations and sales and marketing personnel. Competition for such personnel is intense in the high-technology industry, particularly in the Seattle and Denver areas. We may not be able to retain our existing personnel or attract additional qualified personnel in the future. In addition, companies in our industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified personnel, and such claims could result in litigation. Regardless of the merits of these claims, we could incur substantial costs in defending ourselves against these claims.

      A Failure to Develop and Maintain Proprietary Technology Will Negatively Affect Our Business. Because our business depends on technology, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology. We hold patents on various design elements of our automated storage library products in the United States and international jurisdictions, and we are pursuing additional patent applications. We cannot be certain, however, that we will receive any future patents or that any patents we do receive will be valid or provide meaningful protection for our product innovations. We also rely on a combination of copyright, trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. Such rights, however, may not preclude competitors from developing products that are substantially equivalent or superior to our products. In addition, many aspects of our products are not subject to intellectual property protection and can therefore be reproduced by our competitors.

      Our Increased Research and Development Spending May Not Yield Results That Justify the Costs Incurred. We have substantially increased our research and development spending over that of prior periods. Our products and markets are technologically advanced and rapidly evolving, and we cannot be assured that these efforts will successfully provide us with new or upgraded products that will be competitive. If these programs are not successful, our increased investment in research and development will not yield corresponding benefits to us.

      Undetected Software or Hardware Errors Could Increase Our Costs and Reduce Our Revenue. We may not be able to adequately control and eliminate manufacturing flaws. Our products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur in our products or those of our vendors, we could experience a rate of failure in our products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in our future growth. We frequently revise and update manufacturing and test processes to address engineering and component changes to our products and evaluate the reallocation of manufacturing resources among our facilities. We can make no assurance that our efforts to monitor, develop and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial shipment delays, significant repair or replacement costs and damage to our reputation. In addition, our products are combined with products from other vendors. As a result, when problems occur, it is difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

      We Face Substantial Warranty Exposure. We generally provide product warranties for varying lengths of time. In the past, we have incurred higher warranty expenses relating to new products than we typically incur with established products. In anticipation of such expenses, we establish allowances for the estimated liability associated with product warranties. However, these warranty allowances may be inadequate, and we may incur substantial warranty expenses in the future with respect to new or established products.

      We Have Antitakeover Provisions in Place That Make It More Difficult for a Third Party to Acquire Us. Our Board of Directors has the authority, without any action by the shareholders, to issue up to 4,000,000 shares of preferred stock and to fix the rights and preferences of such shares. In addition, we have adopted a shareholder rights plan involving the issuance of preferred stock purchase rights designed to protect our shareholders from abusive takeover tactics by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board. Certain provisions in our articles of incorporation, bylaws and shareholder rights plan, as well as Washington law, and the ability of our board to issue preferred stock, may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and other rights of the holders, of common stock.

      Our Stock Price May Be Extremely Volatile. The market price of our common stock has experienced fluctuations since it commenced trading in October 1996 and is likely to fluctuate significantly in the future. Our stock price can fluctuate for a number of reasons, including:

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

      The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation in the U.S. dollar would result in an approximately $450,000 decrease in income before provision for income taxes for the first six months of fiscal 2001.

      At April 30, 2001, we had variable rate debt of approximately $4.5 million provided by German banks, and fixed rate debt of $1.2 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheets at April 30, 2001. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3% through November 2003. Interest on the fixed rate debt is 4.4%.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

      On April 14, 2000, Crossroads Systems (Texas), Inc. brought suit against Pathlight Technology, Inc. (“Pathlight”) in the United States District Court for the Western District of Texas, Austin Division (Case No. A-00CA-248-SS). Crossroads alleged that Pathlight’s SAN Gateway and SAN Router products infringe Crossroads’ U.S. Patent No. 5,941,972 (the "'972 Patent"), and alleged that the infringement was willful. Crossroads and ADIC entered into a Settlement Agreement on June 12, 2001 and this lawsuit was dismissed with prejudice. Pursuant to the Settlement Agreement, ADIC paid Crossroads $15 million and received a fully paid up license to make, use, offer to sell and sell products incorporating the technology covered by the '972 Patent (including any continuation, divisional, reissue, reexamination or foreign counterpart application of that patent that are directed to a system, apparatus or method that provides connectivity between fibre channel and SCSI), for the life of the patent. The Settlement Agreement includes ADIC's acknowledgement that the accused Pathlight products are within the claims of, and therefore infringed, the '972 Patent, and that the '972 Patent is valid and enforceable.

      Pathlight became a wholly-owned subsidiary of ADIC on May 11, 2001, as the result of a merger of a wholly owned subsidiary of ADIC into Pathlight pursuant to an Agreement and Plan of Merger among ADIC, Pathlight, and ADIC’s merger subsidiary dated January 30, 2001 (the “Merger Agreement”). Pursuant to the Merger Agreement, 1,030,000 shares of ADIC common stock that were issuable to the former Pathlight shareholders were retained in an escrow account that was established to cover losses that may be incurred by ADIC in connection with the Crossroads patent litigation. In connection with the settlement, the designated shareholder representatives of the former Pathlight shareholders consented to the settlement and to the cancellation and return to ADIC of 531,915 of the shares held in the escrow account.

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

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: June 14, 2001	/s/ PETER H. VAN OPPEN

Peter H. van Oppen, Chairman and Chief Executive Officer

Dated: June 14, 2001	/s/ JON W. GACEK

Jon W. Gacek, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)