Form 10-Q
period 2001-07-31
ADVANCED DIGITAL INFORMATION CORP
filed 2001-09-12
CIK 770403

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

Yes  [X]     No  [   ]

     The total shares of common stock without par value outstanding at the end of the quarter reported is 61,496,335.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Digital Information Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	October 31,	July 31,
	2000	2001

		(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$194,268	$153,801

Accounts receivable, net of allowances of $1,864 in 2000 and $1,547 in 2001	70,092	76,588

Inventories, net	37,963	60,720

Marketable equity securities	19,349	17,131

Prepaid expenses and other	1,726	1,853

Income taxes receivable	—	7,298

Deferred income taxes	10,103	7,603

Total current assets	333,501	324,994

Property, plant and equipment, net	19,419	27,218

Service parts for maintenance, net	10,523	14,468

Deferred income taxes	6,130	7,897

Investments	20,972	19,328

Intangible and other assets	8,700	7,361

	$399,245	$401,266

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$33,639	$41,190

Accrued liabilities	16,817	13,295

Income taxes payable	7,465	—

Deferred revenue	8,257	11,505

Bank line of credit, current portion of long-term debt and capital lease obligation	5,302	3,835

Total current liabilities	71,480	69,825

Long-term debt and capital lease obligation	1,279	1,172

Commitments	—	—

Shareholders’ equity:

Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—

Common stock, no par value; 160,000,000 shares authorized, 61,496,335 issued and outstanding (59,028,293 in 2000)	214,876	220,119

Retained earnings	117,431	112,006

Accumulated other comprehensive income (loss):

Cumulative translation adjustment	(2,755)	(2,446)

Unrealized investment gains (losses)	(3,066)	590

Total shareholders’ equity	326,486	330,269

	$399,245	$401,266

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Operations

(In thousands, except for per share data)

	Three months ended		Nine months ended
	July 31,		July 31,

	2000	2001	2000	2001

	(Unaudited)
Net sales	$73,402	$84,950	$206,125	$273,509

Cost of sales	47,344	61,592	131,728	192,561

Pathlight acquisition costs	—	4,109	—	4,109

Gross profit	26,058	19,249	74,397	76,839

Operating expenses:

Selling and administrative	14,004	15,945	38,790	45,539

Research and development	5,066	7,113	14,432	20,155

Crossroads settlement costs	165	16,580	165	16,974

Pathlight acquisition costs	—	8,837	—	8,837

	19,235	48,475	53,387	91,505

Operating profit (loss)	6,823	(29,226)	21,010	(14,666)

Other income (expense):

Interest income	3,085	1,611	7,820	6,347

Interest expense	(103)	(37)	(303)	(210)

Gain on sale of Crossroads Systems, Inc.	14,345	—	88,791	—

Gain on marketable equity securities transactions	—	2,258	1,536	3,371

Foreign currency transaction gains (losses), net	(80)	135	(20)	(57)

	17,247	3,967	97,824	9,451

Income (loss) before provision for income taxes	24,070	(25,259)	118,834	(5,215)

Provision (benefit) for income taxes	7,631	(6,616)	39,740	210

Minority interest	—	—	18	—

Net income (loss)	$16,439	$(18,643)	$79,076	$(5,425)

Basic net income (loss) per share	$0.28	$(0.30)	$1.35	$(0.09)

Diluted net income (loss) per share	$0.26	$(0.30)	$1.25	$(0.09)

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	July 31,

	2000	2001

	(Unaudited)
Cash flows from operating activities:

Net income (loss)	$79,076	$(5,425)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	3,808	5,109

Allowance for doubtful accounts receivable	970	85

Inventory obsolescence and service parts depreciation	4,832	6,449

Gain on marketable equity securities transactions	(90,327)	(3,371)

Deferred income taxes	(993)	(131)

Other	160	475

Change in assets and liabilities:

Accounts receivable	(13,995)	(6,262)

Inventories	(17,046)	(25,706)

Prepaid expenses and other	(380)	(120)

Service parts for maintenance	(2,522)	(7,144)

Other assets	12	(4)

Accounts payable	9,829	7,470

Accrued liabilities	1,231	(4,833)

Income taxes payable	10,001	(14,098)

Deferred revenue	3,146	3,523

Net cash used in operating activities	(12,198)	(43,983)

Cash flows from investing activities:

Purchase of property, plant and equipment	(7,790)	(11,344)

Investment in marketable equity securities	(26,769)	—

Other investments	(1,822)	(500)

Proceeds from marketable equity securities transactions	94,292	14,170

Acquisition of minority interest	(4,765)	—

Net cash provided by investing activities	53,146	2,326

Cash flows from financing activities:

Repayment of bank line of credit, long-term debt and capital lease obligation	(2,198)	(2,106)

Proceeds from issuance of common stock, stock options and stock purchase plan	12,709	3,162

Net cash provided by financing activities	10,511	1,056

Effect of exchange rate changes on cash	(763)	134

Net increase (decrease) in cash and cash equivalents	50,696	(40,467)

Cash and cash equivalents at beginning of period	157,455	194,268

Cash and cash equivalents at end of period	$208,151	$153,801

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended July 31, 2001

(In thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at October 31, 2000	59,028	$214,876	$117,431	$(5,821)	$326,486

Purchases under Stock Purchase Plan	77	1,009	—	—	1,009

Exercise of stock options, including tax benefit of $1,784	2,179	3,785	—	—	3,785

Exercise of warrants	152	152	—	—	152

Other equity transactions	60	297			297

Comprehensive loss:

Net loss	—	—	(5,425)	—	—

Unrealized investment gains:

Unrealized investment gains	—	—	—	4,364	—

Reclassification adjustment: gain included in net loss				(708)

Foreign currency translation adjustment	—	—	—	309	—

Total comprehensive loss	—	—	—	—	(1,460)

Balance at July 31, 2001	61,496	$220,119	$112,006	$(1,856)	$330,269

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements

July 31, 2001

(Unaudited)

Note 1. Basis of presentation

     The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries. All significant intercompany transactions, balances and profits have been eliminated in consolidation.

     On May 11, 2001 we acquired Pathlight Technology, Inc. (“Pathlight”) in a business combination accounted for as a pooling-of-interests. The condensed consolidated financial statements have been restated to retroactively combine Pathlight as a wholly owned subsidiary of ADIC since inception. Certain prior period balances have been adjusted or reclassified to conform our accounting policies and current period presentation.

     The accompanying condensed consolidated financial statements are restated and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2000. The Annual Report on Form 10-K for the year ended October 31, 2000 was not restated to reflect the acquisition of Pathlight. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the nine-month period ended July 31, 2001, are not necessarily indicative of results to be expected for a full year.

Note 2. Acquisition of Pathlight Technology

     On May 11, 2001, we acquired Pathlight Technology, Inc., a privately held company based in Ithaca, New York, through a merger of a wholly owned subsidiary with Pathlight. Pathlight supplies products consisting of proprietary hardware and software that allow users to deploy advanced enterprise data storage systems called Storage Area Networks or SANs. SANs are used to solve the growing problem of providing organizations with efficient enterprise-wide access to electronic information. Under the terms of the acquisition, which was accounted for as a pooling-of-interests, we exchanged 10.3 million shares of ADIC common stock for all of the outstanding stock, warrants and stock options of Pathlight. The 10.3 million shares were reduced by approximately 500,000 shares, which were returned to us and canceled in connection with the settlement of certain litigation contingencies.

     The condensed consolidated financial statements for the three and nine month periods ended July 31, 2001 include Pathlight acquisition costs of $4.1 million included in cost of sales and $8.8 million included in operating expenses. The costs include investment banking and financial advisory fees, other professional fees, team member costs which relate to termination of certain team members with redundant job functions and relocation cost, write-off of certain inventory deemed non-salable due to the merger, accrual for contractual liability to a third party and other merger related expenses. In addition, operating expenses include Crossroads settlement costs of $16.6 million and $17.0 million during the three and nine month periods ended July 31, 2001, respectively. The condensed financial statements and the accompanying notes reflect our financial position and the results of operations as if Pathlight was a wholly owned subsidiary of ADIC since inception.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

July 31, 2001

(Unaudited)

Note 3. Recent accounting pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.” This statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain.

     In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives no longer be limited to forty years. SFAS No. 142 is required to be adopted for the Company’s financial statements for the year ending October 31, 2003. The adoption of this statement is not currently anticipated to have a material impact on our financial position or results of operations.

Note 4. Earnings per share

     The following table sets forth the computation of basic and diluted net income (loss) per share for the three months and nine months ended July 31, 2000 and 2001. For the three and nine month periods ended July 31, 2001, common stock equivalent shares of 2.3 million and 3.1 million, respectively, are not included in the computation of diluted net income (loss) per share because they are antidilutive.

	Three months ended		Nine months ended
	July 31,		July 31,

	2000	2001	2000	2001

	(In thousands, except for per share data)
Numerator:

Net income (loss)	$16,439	$(18,643)	$79,076	$(5,425)

Denominator:

Denominator for basic net income (loss) per share— weighted average shares	58,837	61,331	58,625	59,958

Dilutive potential common shares from Team Member (employee) stock options and warrants	4,190	—	4,734	—

Denominator for diluted net income (loss) per share— adjusted weighted average shares and assumed conversions	63,027	61,331	63,359	59,958

Basic net income (loss) per share	$0.28	$(0.30)	$1.35	$(0.09)

Diluted net income (loss) per share	$0.26	$(0.30)	$1.25	$(0.09)

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

July 31, 2001

(Unaudited)

Note 5. Inventories

     Inventories comprise the following:

	October 31,	July 31,
	2000	2001

	(In thousands)
Finished goods	$16,355	$31,230

Work-in-process	1,637	2,098

Raw materials	26,001	36,664

	43,993	69,992

Allowance for inventory obsolescence	(6,030)	(9,272)

	$37,963	$60,720

Note 6. Investments in marketable equity securities and other investments

     At times we invest in certain marketable equity securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” such investments are classified as available-for-sale. Under SFAS 115, unrealized investment gains and losses, net of taxes, are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis.

     At July 31, 2001, we held marketable equity securities with a fair market value of $17,131,000 and a cost basis of $16,782,000. The securities are included as a current asset on our financial statements. The difference between the cost basis and fair value, net of taxes, is recorded as a $227,000 unrealized investment gain. During the three month period ended July 31, 2001, we sold a portion of these marketable equity securities and realized a gain of $1,089,000.

     The fair value of our investment in Crossroads Systems, Inc. is $1,325,000. At July 31, 2001, the difference between the cost basis and fair value was $558,000. This amount, net of taxes, is recorded as an unrealized investment gain of $363,000.

     During the three months and nine months ended July 31, 2001 we realized gains on certain marketable equity securities transactions of $1,169,000 and $2,282,000, respectively. We have recorded the gain in conformance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2000. Please note that the Annual Report on Form 10-K for the year ended October 31, 2000 was not restated to reflect the acquisition of Pathlight, whereas the following discussion is based on the restated financial results. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Such risks are detailed in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 and are incorporated herein by reference. Our actual results could differ materially from those discussed here. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     On May 11, 2001, we acquired Pathlight Technology, Inc., a privately held company based in Ithaca, New York, through a merger of a wholly owned subsidiary with Pathlight. Pathlight supplies products consisting of proprietary hardware and software that allow users to deploy advanced enterprise data storage systems called Storage Area Networks or SANs. SANs are used to solve the growing problem of providing organizations with efficient enterprise-wide access to electronic information. Under the terms of the acquisition, which was accounted for as a pooling-of-interests, we exchanged 10.3 million shares of ADIC common stock for all of the outstanding stock, warrants and stock options of Pathlight. The 10.3 million shares were reduced by approximately 500,000 shares, which were returned to us and canceled in connection with the settlement of certain litigation contingencies.

     The condensed consolidated financial statements for the three and nine month periods ended July 31, 2001 include Pathlight acquisition costs of $4.1 million included in cost of sales and $8.8 million included in operating expenses. The costs include investment banking and financial advisory fees, other professional fees, team member costs which relate to termination of certain team members with redundant job functions and relocation cost, write-off of certain inventory deemed non-salable due to the merger, accrual for contractual liability to a third party and other merger related expenses. In addition, operating expenses include Crossroads settlement costs of $16.6 million and $17.0 million during the three and nine month periods ended July 31, 2001, respectively.

     The following discussion and analysis has been prepared utilizing the restated combined financial statements as if Pathlight was a wholly owned subsidiary of ADIC since inception. The condensed combined information is not necessarily indicative of the actual results of operations had the acquisition occurred at the beginning of the periods, nor should it be used to project the Company’s results of operations for any future date or period.

Results of Operations

     Net Sales. Net sales increased during the third quarter of fiscal 2001 to $85.0 million, an increase of 16% from $73.4 million in the comparable quarter of fiscal 2000. Net sales for the nine months ended July 31, 2001 and 2000 were $273.5 million and $206.1 million, respectively. For the nine months ended July 31, 2001 net sales increased 33% over the comparable period in fiscal 2000. The increase in both comparison periods in fiscal 2001 was primarily due to increased sales to our OEM customers. For the nine months ended July 31, 2001 and 2000, OEM sales comprised 41% and 20% of total sales, respectively. The growth in OEM sales is primarily a result of a significant ramp in sales to a relatively new OEM customer and new products being sold to existing OEM customers, which were not included in the comparable periods in 2000. Sales to our other OEM customers have increased 22% for the nine months ended July 31, 2001 compared to the same period in 2000.

     Cost of Sales. Cost of sales were $61.6 million and $47.3 million for the three month periods ended July 31, 2001 and 2000, respectively. During the nine month periods ended July 31, 2001 and 2000, cost of sales were $192.6 million and $131.7 million, respectively. As a percentage of net sales, cost of sales was 73% and 64% for the third quarter 2001 and 2000, respectively. For the nine month periods ended July 31, 2001 and 2000, cost of sales as a percentage of net sales was 70% and 64%, respectively. The increase in cost of sales as a percentage of net sales is primarily attributable to lower volumes than anticipated. In addition, OEM sales, which usually have lower gross margins, represented a greater percentage of our total sales in fiscal 2001 compared to fiscal 2000.

     Pathlight Acquisition Costs. During the quarter ended July 31, 2001, we incurred a one-time charge reducing gross profit by $4.1 million for the write-off of certain inventory deemed non-salable due to the Pathlight merger and an accrual for contractual liability to a third party. In addition, we incurred charges of $8.8 million, which are included in operating expenses for the quarter ended July 31, 2001, for investment banker and financial advisory fees, other professional fees, team member costs which relate to termination of certain team members with redundant job functions and relocation cost, and other merger related expenses.

     Selling and Administrative Expenses. Selling and administrative expenses were $15.9 million or 19% of net sales for the three months ended July 31, 2001 compared to $14.0 million or 19% of net sales for the same period in fiscal 2000. For the nine month period ended July 31, 2001, selling and administrative expenses were $45.5 million or 17% of net sales compared to $38.8 million or 19% of net sales for the same period in fiscal 2000. Selling and administrative expenses have increased in absolute dollars due to an increase in costs associated with the launching of new products and continued efforts to penetrate new sales channels. As a percentage of net sales they have remained fairly constant or decreased due to the increase in OEM sales, which generally have lower related sales and marketing costs. We expect to increase selling and administrative expenditures to support new product offerings and expand our sales organization.

     Research and Development Expenses. Research and development expenses increased to $7.1 million for the third quarter of fiscal 2001 compared to $5.1 million for the third quarter of fiscal 2000. During the nine months ended July 31, 2001 we incurred research and development expenses of $20.2 million compared to $14.4 million for the same period in fiscal 2000. Research and development expenses increased 40% during both the three month and nine month periods ended July 31, 2001 over comparable periods in fiscal 2000. As a percentage of net sales during the third quarter, research and development expenses were 8% and 7% for 2001 and 2000, respectively. For both years research and development spending remained at 7% of net sales during the nine month periods. We intend to continue to increase our investment in research and development to solidify our market position in intelligent storage solutions. We believe that significant investments in research and development are required to remain competitive. Consequently, we expect to incur increased research and development expenses both in absolute dollars and as a percentage of sales in future periods.

     Crossroads Settlement Costs. For the three month and nine month periods ended July 31, 2001 we incurred $16.6 million and $17.0 million in settlement costs, respectively. The costs include payment to Crossroads for a settlement agreement related to litigation brought against Pathlight, associated legal fees and other settlement related costs. The litigation was pending against Pathlight prior to our merger. In connection with the settlement, approximately 500,000 shares that were held in escrow were returned to ADIC and canceled.

     Other Income (Expense). Other income was $4.0 million for the third quarter of fiscal 2001 and $17.2 million for the third quarter of fiscal 2000. For the nine months ended July 31, 2001, other income was $9.5 million compared to $97.8 million for the same period in fiscal 2000. The decrease in interest income in both the three months and nine months ended July 31, 2001, is the result of a reduction of our cash balances which were used to pay acquisition and litigation costs associated with the Pathlight merger and also to fund increases in accounts receivable, inventories, service parts for maintenance and a decrease in taxes payable. Interest expense relates to interest on operating credit lines through a German bank and capital lease obligations. During the three months and nine months ended July 31, 2001, other income includes gains of $2.3 million and $3.4 million, respectively, on certain marketable equity securities transactions. During the three months and nine months ended July 31, 2000 other income included a gain of $14.3 million and $88.8 million, respectively, on the sale of a portion of our equity interest in Crossroads Systems, Inc.

     Provision (Benefit) for Income Taxes. For the three months ended July 31, 2001 and 2000, the provision (benefit) for income taxes was $(6.6) million and $7.6 million, respectively. Our effective income tax rate was (26)% for the third quarter of 2001 as compared to 32% in the comparable period of fiscal 2000. The decrease in the effective income tax rate in fiscal 2001 is due to certain one-time costs related to the acquisition of Pathlight, which are not deductible.

Liquidity and Capital Resources

     Cash flows used in operating activities were $44.0 million for the nine months ended July 31, 2001, and $12.2 million for the same period in fiscal 2000. In fiscal 2001, operating cash was used for payment of nonrecurring charges related to the Crossroads settlement costs and the Pathlight acquisition costs of $16.1 million and $2.7 million, respectively. In addition, we used operating cash to fund increases in accounts receivable, inventories and service parts for maintenance along with decreases in accrued liabilities and income taxes payable, and was offset by depreciation, other allowances and an increase in accounts payable and deferred revenue. The increase in inventory since the end of fiscal 2000 is primarily the result of the additional inventory requirements necessary to support our OEM customers, new ADIC branded product launches and sales growth. In addition, service parts for maintenance have increased in order to continue to maintain our existing installed base of solutions. In fiscal 2000, operating cash was used to fund increases in accounts receivable and inventories and was offset primarily by net income and growth in accounts payable and income taxes payable.

     Cash flows provided by investing activities were $2.3 million for the first nine months of fiscal 2001. In the comparable period of fiscal 2000, investing activities provided cash of $53.1 million. In fiscal 2001, cash flows include proceeds from certain marketable equity securities transactions. Fiscal

2000 reflects the proceeds from the sale of Crossroads and other marketable equity securities, and is partially offset by additional investments in marketable equity securities. Both periods reflect investments in property, plant and equipment. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as manufacturing and engineering equipment.

     Cash flows provided by financing activities during the first nine months of fiscal 2001 were $1.1 million, compared to $10.5 million provided during the same period of fiscal 2000. During the first nine months of fiscal 2001, proceeds from the exercise of stock options were $3.2 million, while the same period of fiscal 2000 included proceeds of $12.7 million. Offsetting the above proceeds in both periods were certain payments on a bank line of credit, long-term debt and capital lease obligations.

     At July 31, 2001, our cash and cash equivalents totaled $153.8 million, down from $194.3 million at October 31, 2000. Our working capital, the difference between current assets and current liabilities, was $255.2 million and $262.0 million at July 31, 2001 and October 31, 2000, respectively. The ratio of current assets to current liabilities for both periods was 4.7 to 1. During the quarter we committed to new building leases in Englewood, Colorado and Ithaca, New York.

     We believe that our existing cash and cash equivalents, available bank lines of credit, debt capacity and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that are complementary to those of the Company, which may require the use of cash.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Management

     We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures. We do not hold or issue derivative instruments for trading purposes.

     The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation in the U.S. dollar would result in an approximately $400,000 increase in income before provision for income taxes for the first nine months of fiscal 2001.

     At July 31, 2001, we had variable rate debt of approximately $3.6 million provided by German banks, and fixed rate debt of $1.2 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheets at July 31, 2001. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3% through November 2003. Interest on the fixed rate debt is 4.4%.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     No material pending litigation.

Item 2. Changes in Securities.

     In connection with ADIC’s acquisition of Pathlight Technology, Inc. (“Pathlight”) on May 11, 2001, ADIC assumed all outstanding warrants to purchase shares of common stock of Pathlight. Accordingly, after applying the applicable conversion ratio to the outstanding Pathlight warrants, ADIC assumed warrants providing for the issuance of an aggregate of 308,291 shares of ADIC common stock at prices ranging from $1.235 to $7.401 per share (the “Assumed Warrants”). All of the Assumed Warrants contained provisions permitting net exercise.

     The shares of common stock issuable by ADIC upon exercise of the Assumed Warrants have not been registered under the Securities Act of 1933, as amended, and have been issued upon exercise of Assumed Warrants in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the Assumed Warrants were issued to, and are held by, a limited number of accredited investors. The following table sets forth information with respect to unregistered shares of ADIC common stock that were issued upon exercise of Assumed Warrants during the quarter ended July 31, 2001:

			Number of
Date of		Consideration	Shares
Sale	Purchaser	Paid	Purchased

5/15/01	Hudson Venture Partners, L.P. (1)	$83,777	31,573

6/11/01	Charles DeRose (1)	$3,749	1,385

6/14/01	Fred Martin, III	$1,499	633

6/14/01	Corporate Venture Partners, L.P. (1)	$32,487	21,507

6/21/01	Arthur Shull	$8,021	3,590

6/21/01	Fred Widding	$8,021	3,590

6/22/01	Henry Bartels	$4,997	4,053

6/22/01	Philip Bartels	$4,997	4,053

6/22/01	Marlene Barken	$3,749	1,583

6/22/01	Cutting Cars of Ithaca	$3,749	1,583

6/22/01	R. Davis and Marion Cutting	$2,996	1,266

6/22/01	John Marcham	$1,499	633

6/27/01	David Ahlers	$3,749	1,583

6/27/01	Cayuga Venture Fund	$39,987	26,601

6/28/01	Onondaga Venture Capital Fund, Inc	$57,478	43,702

7/05/01	Integrated Acquisition and Development Corp	$7,497	3,166

7/05/01	James Billings	$3,749	1,583

		$272,001	152,084

(1)	Assumed Warrants were exercised using the net exercise provision. Shares were withheld in payment of the aggregate exercise price. The amount shown in the consideration paid column is based on the fair value of ADIC Common Stock on the date of exercise. For Hudson Venture Partners, L.P., an Assumed Warrant for 35,379 shares was exercised with 3,806 shares withheld; with respect to Charles DeRose, an Assumed Warrant for 1,583 shares was exercised with 198 shares withheld; with respect to Corporate Venture Partners, L.P. an Assumed Warrant for 23,434 shares was exercised with 1,927 shares withheld.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit Number	Description

10.1	Lease Agreement between Opus Northwest LLC and ADIC dated July 2, 2001 (Englewood, Colorado)

     (b)  Reports on Form 8-K

On May 25, 2001, we filed a report under Item 5 of Form 8-K relating to the May 11, 2001 acquisition of Pathlight Technology, Inc. through a merger of a wholly owned subsidiary of ADIC with and into Pathlight. The merger was accounted for as a pooling-of-interests.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: September 12, 2001	/s/ PETER H. VAN OPPEN Peter H. van Oppen, Chairman and Chief Executive Officer

Dated: September 12, 2001	/s/ JON W. GACEK Jon W. Gacek, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)