Form 10-K
period 2001-10-31
ADVANCED DIGITAL INFORMATION CORP
filed 2002-01-28
CIK 770403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number 0-21103

Advanced Digital Information Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1618616
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 97057 11431 Willows Road N.E. Redmond, Washington (Address of principal executive offices)	98073-9757 (Zip Code)

Registrant’s telephone number, including area code:

(425) 881-8004

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

(None)	(None)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of voting stock held by nonaffiliates of the registrant is $950,775,106 as of December 31, 2001, based on the closing sale price of such stock on the Nasdaq National Market on that date.

      There were 62,142,816 shares of common stock outstanding as of December 31, 2001.

      The Index to Exhibits appears on page 54.

      Part III is incorporated by reference from the proxy statement to be filed in connection with the 2002 Annual Meeting of Shareholders.

PART I

Item 1.     Business

      This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar expressions. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include but are not limited to the risks discussed in the “Risk Factors” section. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

      ADIC provides hardware and software-based data storage solutions to the open systems marketplace. We offer a broad range of products designed to enable organizations to effectively capture, protect, manage and archive the increasing amount of complex mission-critical data. We incorporate our proprietary hardware, software and connectivity products, as well as our service and support expertise, with third-party hardware and software products to deliver flexible, reliable and scalable storage solutions for large-scale data applications. Our storage solutions are market-driven, and we do not rely on any one technology or device to deliver them. We continue to increase our investments in developing innovative storage solutions that offer higher levels of added value by including significant intelligent management content and by offering technology enabling more effective operation in contemporary network environments. In order to broaden our access to complementary products, we make direct equity investments in and establish licensing and co-development arrangements with companies developing innovative technologies for the data storage market. Our sales channels include a global network of resellers developed over the last 15 years and original equipment manufacturers, or OEMs, including Dell Computer, Fujitsu Siemens Computers and IBM.

Industry Background

      In an increasingly information-based economy, information and databases are central to a company’s value, and managing the increase in data is one of the most important challenges that a company must address. The volume of mission-critical data generated, processed, stored and manipulated in the business environment has grown dramatically over the last decade. Studies conducted by the University of California at Berkeley’s School of Information Management in 2000 estimating the total amount of data stored on hard disks, which reflects the overall growth rate for electronic data, show that our information-based world economy is still sustaining compounded annual data growth rates of approximately 75%. See (www.sims.berkeley.edu/ research/ projects/ how-much-info). Several factors are driving the increased volume and value of data:

•	Growth in Business Critical Data. Stored data is growing in size and complexity from the proliferation of different types of stored data, including graphics, video, text and audio, as well as the implementation of enterprise-wide databases containing both traditional and nontraditional business management information. Organizations in all industries, including technology, telecommunications, manufacturing, financial services, entertainment and broadcast, are increasingly dependent on their ability to collect, access, use and transfer these new types of stored data.

•	Rise of Network Server Computing. Within organizations, there has been a fundamental shift from mainframe computers to networked, server-based computing. This development has shifted critical information from the mainframe to network servers, allowing more people to gain access to stored data as well as create new data, which in turn needs to be stored and backed up. The demand for storage is changing corporate networks as well, as IT departments perform an increasing percentage of data access and protection tasks on specialized networks optimized for data storage functions.

•	Rise of the Internet and E-Commerce Based Businesses. The growth in the Internet as a means of commerce has created a class of companies whose businesses depend on the access, creation and archiving of stored data. In addition, the growth in the use of the Internet and the decreasing cost of global communications has created wide access to vast amounts of data. The need for high-volume, high-speed access to large databases will continue to experience rapid growth as individuals and businesses increase their reliance on the Internet for transactions and data retrieval.

      These and other factors have intensified the demand placed on data centers. As a result, organizations face heightened requirements for large-scale data storage solutions that enable improved access to, and management of, shared data, including solutions that offer increased connectivity capabilities, greater capacity, higher performance, greater reliability and greater protection.

      Traditionally, one of the key applications driving accelerating demands for storage has been backup data protection focused on limiting the high costs associated with lost data that primarily stemmed from human error, viruses, equipment failure, data corruption and man-made and natural disasters. As a result, tape storage systems, which because of their relatively low cost and removable media offer an attractive solution for storing and protecting large quantities of data, historically had comprised a central piece of a business’s storage solution.

      With the rapid escalation of the volume and value of stored data, organizations are increasingly looking for storage system solutions that enable them to not only back up business-critical data, but also effectively capture, protect, manage and archive stored information across a variety of storage platforms and applications. Efficiently storing, managing and protecting this data is considered mission-critical. This data is frequently integral to the business, and in many companies, the data is a key strategic asset of the company. Corporate databases contain useful information about customer records, order patterns and other data that can be analyzed and transformed into a competitive advantage. The ability to turn this data into useful information enables a company to react and adapt more quickly to the market. As a result, companies require solutions that will provide increased accessibility to data without sacrificing performance requirements or introducing greater risk of data loss.

      In response to the limitations of traditional storage architectures, open standard technology protocols have emerged that are designed to provide high-speed connectivity for data-intensive applications across multiple operating systems, including UNIX and Windows. These methods of storage and data management technologies include the following:

•	Fibre Channel and Emerging Transport Technologies. Fibre Channel is a data transport technology that allows users to connect multiple storage devices with very high bandwidth throughput over long distances up to two gigabits per second. Fibre Channel is the leading technology today to provide the bandwidth, reliability, scalability and transmission distances that allow companies to create Storage Area Networks, or SANs. In addition, emerging Internet Protocol (IP) transport systems in work today, such as iSCSI, are expected to become a major contributor to this market beginning late in 2002.

•	Storage Area Networks. A SAN-based architecture applies the inherent benefits of a networked approach to data storage applications, allowing large blocks of data to move efficiently and reliably between multiple storage devices and servers without interrupting normal network traffic. The benefits of SAN architecture also include increasing the scalability of existing storage solutions and providing a higher level of connectivity than is achievable with traditional technologies. With file sharing software, SANs can also allow multiple hosts to share data, dramatically reducing the need to duplicate, move and manage multiple files in a wide variety of data-intensive applications.

•	Network Attach Storage Appliances. Network Attach Storage, or NAS, appliances are highly specialized devices that usually include integrated disk storage, microprocessors and operating systems to allow users to add storage capacity easily to networks without having to disable or increase demands on network servers.

•	Multiple Storage Formats. As data increases in volume, value and complexity, data centers are demanding multiple forms of storage media. New tape drive formats and disk system architectures are proliferating rapidly and multiple recording technologies, including optical disks, hard disk drives and specialized tape technologies are important tools for a wide range of storage applications. Software and hardware products have been developed that allow users to optimize these multiple storage formats.

      With the increased volume of, dependence on and use of their stored data, organizations need efficient and reliable storage system solutions that offer real-time accessibility to shared data, higher performance and storage capabilities for mission-critical applications and greater functionality to manage and back up stored content. Furthermore, the limitations of existing enterprise computing and storage solutions are compounded by the use of multiple incompatible server operating systems, such as the proliferation of Windows and UNIX environments. As a result, organizations are being forced to dedicate substantial financial and personnel resources to manage and maintain the distributed storage capabilities of their networks. This heightened need for increased capacity and number of storage devices has created significant opportunities for total storage system solutions that include devices such as tape drives and other storage formats, tape libraries and storage management software, as well as storage services such as data backup, disaster recovery, near-line storage, archiving and media management.

ADIC Solution

      We provide hardware and software-based data storage solutions optimized for large-scale data sets and designed for the open systems marketplace, including storage area network environments. We offer a broad range of products designed to enable organizations to effectively capture, protect, manage and archive the increasing amount of complex mission-critical data. Our storage solutions are market-driven, and we do not rely on any one technology or device to deliver them. We, along with our value-added resellers, or VARs, OEM partners and customers, incorporate our proprietary hardware, software and connectivity products, as well as our service and support expertise, with third-party hardware and software products to deliver reliable, flexible and scalable storage solutions.

      In addition to our current products, we continue to increase our investment in research and development and to make strategic acquisitions that allow us to control the technology that will continue to produce innovative and effective storage products with high levels of differentiation and added value. In order to access complementary products, we also make direct equity investments in and establish licensing and co-development arrangements with companies developing innovative and effective storage technologies.

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

ADIC Strategy

      Our objective is to capture an increasing portion of the open systems storage solutions market. To achieve this objective we intend to:

      Provide a Broad Array of Device-Independent Storage Solutions. We believe that our independence from any one tape, disk or other storage format technology is a key advantage. We provide end users with effective storage solutions comprised of competitive data recording device technology, automation hardware, connectivity products, state-of-the-art software and technical service and support. Our strategy employs a device-independent and open systems approach that allows us or our OEM or VAR partners to provide storage solutions incorporating the optimal combination of our proprietary products and available third-party hardware and software products. Depending on the specific requirements of a particular application, such as cost, transfer rate or access time, our products may include a variety of tape formats, optical, disk or emerging technologies.

      Aggressively Develop Technology That Offers Higher Level Solutions. We believe that focused expenditures on differentiated technologies are critical to our success and are accelerating our expenditures on technology development in order to offer more complete storage solutions. We have built multiple generations of existing products on a foundation of technology and know-how, including operating systems software, programming languages and structure, file management systems, communication protocols, electronic hardware and electro-mechanical hardware. Building on this experience, we have made storage management software, storage networking connectivity, and library control software the largest components of our growing research and development program. In addition to internal investment, we may seek to develop or acquire technology by acquisitions, minority investments or outsourced development. In each case, the objective is to obtain exclusive or preferential access to proprietary technology that complements our products.

      Capitalize on Worldwide Branded Reseller and OEM Channels. Over the past 15 years, we believe we have established a strong branded worldwide distribution channel. Long-standing relationships with national and international distributors, integrators and individual resellers provide an experienced broad-based channel that allows us to cost-effectively offer our branded products to multiple market segments. In recent years, we have increased our focus on OEM relationships, resulting in a significant increase in our OEM business. We have numerous OEM customers, including significant, multi-product relationships with Dell Computer, Fujitsu Siemens Computers and IBM. Through these OEM supply arrangements, we are able to benefit from our OEMs’ extensive direct and indirect distribution networks.

      Build and Expand Relationships with Strategic Partners. It is our strategy to capitalize on products, technologies and channels that may be available through partners. We believe that continued growth of the open systems storage solutions market will create opportunities beyond those we can meet alone. Our relationships take the form of supplier, customer, licensor, co-developer or equity partner. For example, we have signed a development agreement to integrate technology being created by Adaptec Corporation into ADIC hardware platforms to allow them to operate more effectively in storage networks that use the emerging Internet Protocol transport standards. We sometimes partner with key suppliers, including Quantum, Sony AIT and Benchmark Tape Systems to address developing markets. We intend to continue to seek out related markets that leverage our strengths and to continue partnerships with VERITAS Software, Computer Associates and Legato Systems. Our close ties with these and other software vendors can be critical in reseller sales situations where an effective solution requires pairing compatible hardware and software products.

Products

      ADIC products are used to store, protect, manage and access data in computer networks based on open systems standards. Our hardware and software solutions combine the elements of capacity, connectivity and management to meet specific market needs. The strength of our solutions is enhanced through our world wide professional services and customer support organizations and strategic partnerships. Our products are based on our own proprietary technology, and may incorporate third-party storage devices, hardware or software. We are continually creating new products by extending our expertise, by making new alliances, and by combining existing elements in new ways that help solve data storage problems for our customers. The ADIC product families fall broadly into three categories: automated storage library systems, storage networking appliances, and storage management software.

Automated Storage Libraries

      ADIC’s automated tape libraries combine the storage capacity associated with digital tapes and drives, or other removable media, with network connectivity and integrated management services. An automated library, working in conjunction with separate storage management software, can perform sophisticated backup of a network’s data without human intervention, automatically copying specific network data to specific media at specific times.

      We integrate third-party storage devices, such as tape drives or other storage formats, into our automated libraries to provide capacity. While a large majority of our libraries currently use tape drives, we also offer libraries using optical and other storage technologies, and some of our libraries also allow for the incorporation of more than one type of tape or optical media, as well as mixed media capability. For libraries that utilize tape drives, tape cartridges or other removable media are housed within the library, typically organized in magazines. In some cases, these tape magazines are removable, easing storage and offsite transfer of the tapes.

Access to multiple tape cartridges enables the library to automatically store much more data than a standalone drive, and it eliminates the need for a system administrator to change tapes in order to backup all the data. A library with multiple tape drives can back up data with all drives simultaneously, significantly speeding up the backup process.

      Connectivity for the libraries, to enable them to transfer data using several different networking protocols, is provided by proprietary internal controller technology that we obtained through our acquisition of Pathlight Technology and which we continue to further develop internally. We believe we currently are the only provider of automated storage libraries that utilizes its own connectivity technology. Management of the library itself, and management of many of the library and data transmission functions within the network, is accomplished through software that we also develop. When operated in combination with third-party or our own storage management software, our libraries provide a complete solution for systematically and cost-effectively automating data storage backup and archiving in open systems network computing environments.

      Our storage library products vary by device technology, network connectivity, number of drives and number of cartridges, with suggested retail prices typically ranging from approximately $1,800 to $2.0 million. The following table summarizes our automated library products:

Product Family/Class	Capacity(1)	Suggested Retail Price Range(2)

Standalone tape drives	20 - 200 gigabytes	$1,800 - $9,200
FastStor® libraries	300 - 1,800 gigabytes	$4,800 - $13,000
Scalar® 100 libraries	400 - 14,400 gigabytes	$12,500 - $80,000
Scalar® 1000 libraries	5.6 - 188.6 terabytes	$50,000 - $200,000
Scalar® 10K libraries	35 - 1,900 terabytes	$200,000 - $1,000,000
Large libraries	Up to 10,400 terabytes	$250,000 - $2,000,000

(1)	Capacity of our storage library products vary by type of drives, quantity of drives and unit configuration. Stated capacity assumes 2:1 compression. One terabyte is equivalent to 1,000 gigabytes.

(2)	Prices represent typical installations.

      Using technology acquired from our mid-2001 merger with Pathlight Technology, ADIC has recently begun to produce libraries specifically designed to provide advanced support for storage network environments. These storage networking libraries build in several features that help users obtain more effective data protection from this important network topology, including built-in support for multiple protocols and data path conditioning (path verification, error recovery, and performance optimization), as well as integrated security utilities and data moving agents.

Storage Network Connectivity and Management Appliances

      ADIC designs, markets, and sells a range of storage network connectivity and management appliances, which are used in a wide variety of storage networking applications to support multi-protocol installations, and to provide management of storage components located in the SAN. ADIC storage network appliances are used in conjunction with disk resources to allow Fibre Channel and SCSI elements to use the same storage and to provide an efficient way for users to reallocate storage resources rapidly. They are also used in conjunction with non-ADIC tape libraries or other storage formats such as disk to help them operate more efficiently in a storage network environment. Sales channels for ADIC storage networking appliances include resellers who carry ADIC’s larger tape libraries, independent resellers and integrators, and OEM partners, which have included IBM and Hitachi Data Systems.

Open Systems Storage Management Software

      Advanced software is a key component of a sophisticated data storage system. The majority of our research and development efforts are directed to development of our embedded software, or firmware, and our other software products. As described above, firmware we develop is incorporated into our libraries to provide connectivity and library management functionality. In addition, we develop more sophisticated software and firmware that provides a range of storage network connectivity and management functionality, which is sold either as appliances as described above or incorporated within a library. Further, we also develop software products that we sell on a standalone basis or as part of a total customer solution. In addition to utilizing our own firmware and software, the majority of our hardware products are installed in open systems computer networks in conjunction with third-party storage management software.

Our Software

      A key objective of our strategy is to continue to develop a storage software business. Through our acquisition of EMASS, Inc. in 1998, we acquired proprietary software designed to intelligently organize and manage data in open systems environments. This was enhanced by the addition of CentraVision software from our acquisition of MountainGate Imaging Systems Corporation in 1999. In 2001, the acquisition of Pathlight Technology added additional storage management software and utilities specifically designed for use within storage network environments. Currently, sales of our non-embedded software represent a small percentage of our total revenue. However, we believe that software offers a number of opportunities for us to increase sales to existing and new customers and to create innovative storage products, and are devoting a significant portion of our research and development expenditures to further software development.

      Our software products include:

•	AMASS®. AMASS storage management software is an integrated family of products for data-intensive computing environments and is usable with removable media products. It is presently available and installed in open system network environments worldwide. AMASS software makes data stored in libraries accessible with the look and feel of a hard disk and helps optimize system capacity. Under AMASS, all of the storage capacity in the library appears as a single, large hard disk drive on the server. Users manage files from the library the same way they currently do with hard drives.

•	FileServ® and Data ManagerTM. FileServ and Data Manager are hierarchical storage management products. These products manage data migration from disk to tape or optical storage devices by allocating high-use data to disk and low-use data to tape, which provides efficient use of higher-cost disk drive space.

•	CentraVisionTM. CentraVision software enables high-speed simultaneous use of a single file by UNIX, Linux and Windows systems in Fibre Channel SANs. The CentraVision file sharing system provides value by improving workflow efficiency, enabling collaborative workgroups and delivering high-performance file sharing in network environments. It is also a key enabling technology for delivery of streaming media content in digital broadcast applications and over the Internet, allowing many simultaneous streams of data to be delivered easily from a single file copy.

•	StorNext® SAN. StorNext SAN is a new product developed by ADIC using several of our existing connectivity and management technologies and designed to complement ADIC automated libraries. StorNext SAN is an integrated, end-to-end management system specifically designed for large data sets in SANs. It reduces disk space requirements and boosts data processing performance by allowing multiple users to access the same files at the same time, and it increases system capacity by automatically migrating files between disk and tape based on access requirements. StorNext SAN supports Windows, Unix, and Linux workstations simultaneously, and it increases the security of network data and reduces IT overhead by providing long-term data protection utilities. The overall effect is more efficient resource utilization and workflow management, better security, lower costs, and higher performance.

      Our in-house software development team is actively engaged in developing and enhancing our proprietary software products that, when used with our hardware products or other vendors’ hardware products, provide an integrated storage solution. All of our software products are certified to operate in conjunction with our hardware products and may also be certified to operate with hardware products provided by competitors.

Third-Party Software

      All our hardware products are designed for use on open systems computer networks in conjunction with storage management software provided by a third party or by us. Currently, over 50 different storage management software packages support our products, including software offerings from Computer Associates, EMC, Hewlett-Packard, IBM, Legato Systems, VERITAS Software, CommVault and SUN.

      We work closely with storage management software companies in a number of ways. We periodically engage in discussions with developers at these companies regarding the marketplace, end-user needs and potential solutions to these needs combining our products and the developer’s storage management software. We partner with storage management software companies to offer promotional product bundles, offering customers a special price on the combination of one of our products and a storage management software product. In addition, our field sales force strives to maintain relationships with counterparts from each of the storage management software companies and frequently participates in joint sales calls and seminars. We also maintain technical relationships with developers at these companies, in most cases providing our products for their use in developing software for our products. In addition, our systems engineering lab performs ongoing compatibility testing with a variety of storage management software products.

Sales and Marketing

      Our sales and marketing strategy is to deploy a comprehensive sales, marketing and support infrastructure to address our target markets both domestically and internationally. We rely on multiple distribution channels to reach end-user customers ranging in size from small businesses to government agencies and large multinational corporations. Our channels include VARs, distributors and OEMs. We support these channels with a sales force operating out of our headquarters in Redmond, Washington. Our offices in Paris, France and Munich, Germany, serve as our sales headquarters for Europe, the Middle East and Africa. In addition, we have over 30 regional field sales offices throughout North America, Europe and Asia. The majority of our products are sold under the ADIC brand name, but we also sell a significant amount of our products under the names of various OEM customers.

Distributors and VARs

      We sell our products to large regional and national distributors, which in turn resell our products to national, regional or local VARs with expertise in integrating network solutions for end users. We support these VARs through our authorized reseller programs. In the case of larger, more complex sales situations, our field sales force may work in conjunction with a VAR to support the sales process. We currently have relationships with several major North American distributors, including GE IT Distribution, Ingram Micro and Tech Data. Because our distributor/ VAR sales channel is most effective in selling our smaller automated libraries and other lower-end products, we believe our OEM sales may adversely affect the volume of sales of some of our branded products.

      In addition to our standard VAR partners whose demands for our products are fulfilled through distributors, we have direct sales relationships with “Premier VARs” throughout North America and Europe. These Premier VARs are typically larger companies specializing in data storage and network solutions for client/ server networks. These VARs assume significant levels of responsibility for sales and support, although they still occasionally team with our own field sales force in certain large, complex sales situations.

      Similar to North America, we also have relationships with a number of large regional and national distributors internationally. We believe international markets represent an attractive growth opportunity and intend to expand the scope of our international sales efforts by continuing to actively pursue additional international distributors and resellers. Because of the types of distribution channels we use, we are not able to accurately determine how much of our sales are derived from end-users located outside of the United States. Our reported international sales represented 51% of our net sales in fiscal 2001. The increase in international sales in fiscal 2001 is due to significant sales to an OEM customer for whom we maintain a revolver warehouse outside of the United States. While all shipments to this warehouse are reported as international sales, we believe at least a portion of the products sold into this warehouse are in turn supplied back into the United States.

OEMs

      We sell our products to several companies under private label or OEM relationships. Private labelers and OEMs generally resell our products under their own brand name and typically assume responsibility for product sales, service and support. These relationships enable us to reach end users not served by our other reseller distribution channels and to serve select geographic or vertical markets where specific OEMs have exceptional strength. We maintain ongoing discussions with private labelers and OEMs, including leading systems suppliers, regarding opportunities for our products. Our existing OEM relationships include Dell Computer, Fujitsu Siemens Computers and IBM. Our shipments of automation products to IBM incorporating IBM’s StorageSmart Ultrium Linear Tape-Open drives began in late fiscal 2000. We are currently incorporating the Ultrium LTO drive into multiple products sold under the IBM and StorageSmart brand names. In addition, through Pathlight we provided connectivity appliances to IBM from 1999 to early 2001. Our relationship with Dell Computer, which began in 1999, expanded during 2001 to include multiple library product platforms and multiple technologies. For fiscal 2001, sales to Dell Computer represented 16% of our net sales and sales to IBM represented 24% of net sales, while sales to all OEMs represented 42% of our net sales.

Direct Corporate and Governmental Sales

      We maintain direct corporate sales relationships with a moderate number of large national and multinational companies in various industries, including technology, industrial, telecom, financial and service firms. We typically work with the company’s central information services organization to assess data storage backup and archival needs and then recommend a data storage solution. The successful culmination of this recommendation may be the creation of a corporate standard, including a selection of our products for the company’s ongoing storage needs. We also maintain direct sales relationships with a number of large government and private entities where the complexity or confidentiality of required storage solutions is such that the customer’s needs are best served by working directly with us. Even where we have established direct corporate or governmental sales relationships, product sales are frequently fulfilled through our VAR or distributor sales channels. In those relatively limited situations where we do sell direct to end users, we attempt to avoid conflict with existing reseller and OEM channels.

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

      In late 2001 we introduced a new, expanded web site (www.adic.com). It provides a comprehensive collection of marketing information, including product specification sheets, product user manuals and application notes, and it provides a mechanism for easily communicating with our sales force, our resellers and our customers. The new site is designed to allow it to be linked to our corporate Oracle data base implementation, so it also provides a platform for increased levels of service that will be enabled as we combine more of our management information systems with our communications infrastructure.

      In addition to these activities, our marketing organization’s product management team is responsible for initiating development of new products and product line extensions. In order to create a product development plan, our product management team combines its assessment of end-user needs, channel requirements, technology developments and competitive factors with input from the engineering, sales and manufacturing organizations.

End Users

      End users of our products represent a wide variety of industries, including the technology, financial/services, industrial and telecommunications industries, and range from mid-size businesses to Fortune 500 companies. The table below lists representative end users of our products:

Technology	Financial/Services	Industrial	Telecommunications

Adobe Amazon Apple Dell Lucent Microsoft Peoplesoft SAP StorageWay Storage Networks Terraspring Yahoo!	Abbey National Andersen Bank of America Deutsche Bank Ernst & Young LLP Fidelity HypoVereinsbank JP Morgan Chase PricewaterhouseCoopers Prudential	BP Chevron Cummins Disney Ford Harley Davidson Rolls Royce Shell Oil Sony Volvo	AT&T British Telecom Deutsche Telekom MCI Worldcom Nokia Telstra Verizon Voicestream Western Wireless

Customer Service and Support

      We view customer service and support as strategically important elements of our business. Our customer service and support effort consists of five components:

•	Technical Support. Our ADIC Technical Assistance Center, or ATAC, provides 24-hour-a-day, seven-day-a-week technical support for our products. Our multilingual staff is trained not only with respect to our products, but is also experienced with storage management and network operating system software. Our staff is located principally in Washington, Colorado and France, with phone calls being routed to the location with the most timely available expertise. Smaller library products with problems not resolved via telephone support may be returned to us for repair or replacement during the warranty period. We make a number of service alternatives available for a nominal fee, including in-house repair, loaner units and advanced exchange service.

•	Sales and Systems Engineering. Sales and systems engineers provide both pre- and post-sales technical support to resellers and end users. Systems engineers typically become involved in more complex problem-solving situations involving interactions among our products, third-party storage management software, the network server hardware and the network operating system. System engineers work with resellers and end users both over the telephone and on-site. We view this capability as an opportunity for growth as it allows us to provide and support storage solutions with the highest level of complexity and value to the customer.

•	On-Site Service. Our field service team and third-party service providers offer on-site service for our branded products in over 180 countries worldwide. A wide variety of programs are available, including an on-site service response time of four hours, seven days a week. Most of the mid-range and larger automated libraries that we sell include at least a one-year service warranty. As our installed base of products has grown, post-warranty service has become an increasingly important source of customer loyalty and revenue.

•	Training. We offer a comprehensive training program to resellers and end users. Training classes are conducted at locations worldwide.

•	Warranty. Parts and labor for our standard products are covered under warranty for periods ranging from three months to three years. We pass on to the customer the warranty provided by the manufacturer of tape drives, other recording devices and media used in our products.

Manufacturing and Suppliers

      We have manufacturing facilities in Washington, Colorado and Germany, all of which operate under ISO 9001 certification. Several existing and potential OEM customers, including Dell Computer, have audited the Washington facility.

      We have continued to expand our facilities based on increasing market demand for our products. In late 2001, we nearly doubled the size of our Colorado facility when we took occupancy of a new 148,000 square foot building near Denver. This plant is responsible for building the Scalar® 1000 and Scalar® 10K tape libraries. During 2000, we more than doubled the size of our Washington facilities, which are responsible for building all mid-range to lower-capacity libraries, including our FastStor® and Scalar® 100 product lines, by adding an approximately 78,000 square foot building to provide increased manufacturing capacity, additional office space and expanded test and systems engineering labs. Our highest-capacity large libraries are built in our Germany facility, and our storage network connectivity and management products are developed in an Ithaca, New York facility that we added this year as a result of our acquisition of Pathlight Technology. Our manufacturing strategy is to perform product assembly, integration and testing, leaving component and piece-part manufacturing to our supplier partners.

      In addition to our own manufacturing facilities, we also rely on third-party contract manufacturers to supply us with some of our management and connectivity appliances and smaller libraries. We also depend on third-party manufacturers to supply us with magnetic tape drives, optical disk drives or other storage devices that we incorporate into our products. We do not have long-term commitments to any of our significant suppliers.

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

      We carefully coordinate our inventory planning and management with our suppliers and customers to match our production to market demand. Product orders are confirmed and, in most cases, shipped to the customer within one week. Larger libraries often have longer lead times and may include on-site integration and customer acceptance. Since we fill the majority of our orders as they are received, we do not believe that our backlog levels are indicative of future sales.

Research and Development

      Our research and development teams have developed multiple product generations of automated tape libraries, storage management software products, and SAN connectivity and management platforms. The large majority of our research and development expenditures are focused on software and firmware development. Our research and development efforts rely on the integration of multiple engineering disciplines to generate products that competitively meet market needs in a timely fashion. Successful development of data storage products requires the melding of firmware design, electronic design, software, electro-mechanical design and engineering packaging into integrated products that can be effectively used in an overall storage solution. Product success also relies on the engineering team’s thorough knowledge of each of the different tape, optical and other recording devices, as well as the ability to manage multiple communication protocols. Software products and our SAN management and connectivity platforms rely on a comprehensive understanding of multiple operating system environments, programming techniques, file management structures, storage networking and file sharing protocols, and user applications and needs.

      Our new product development is frequently stimulated by the availability of an enhanced tape or other storage capacity device or the emergence of new storage protocols. As device manufacturers compete in the marketplace, they continually invest in research and development to gain performance leadership either by offering increasingly enhanced versions of their current device products, by introducing an entirely new technology, or by creating technology that operates within a new transport protocol. We continually monitor progress in developing alternative removable and non removable media technologies that may be incorporated into our products. We also identify and define new products based on the more traditional identification of a market need which we believe we can successfully fill. Our sales, marketing, product development and engineering organizations all contribute to this identification process.

      With these product development efforts, time and investment requirements tend to be significant, both in terms of engineering and tooling for manufacturing. However, we have found that, in many instances, we have been able to leverage our previous engineering investments into new products. For example, the firmware, or operating system, of the Scalar® library product is based on successive generations of the operating system developed for our first library. Our engineers also have been able to leverage electro-mechanical and electronic hardware designs from previous products into next-generation designs. In some cases, entire subassemblies are transferable, leveraging not only engineering time but also tooling investments, materials purchasing, inventory stocking, manufacturing and after-sale service. The Scalar® 100, introduced in late fiscal 1999, was designed to accommodate versions utilizing AIT, DLT and LTO storage devices by switching only four components. This type of design leveraging helps control inventory and cost while still offering our customers a very broad range of storage products. Our StorNext SAN family, a new product, uses file sharing technology from our CentraVision software, automatic file migration, disk caching, and library operation technology from our Data Manager and FileServe software products, and it stores data in ADIC automated tape libraries equipped with our own storage networking connectivity and management technology.

      Our research and development expenses were $27.8 million, $20.0 million and $15.3 million for fiscal 2001, 2000, and 1999, respectively. We intend to maintain the higher level of research and development spending we experienced in fiscal 2001 as we continue investing in software, management, and connectivity technology that can be leveraged into several different hardware and software products.

Competition

      The markets for data storage solutions in general, and automated tape libraries and storage management and connectivity technologies in particular, are intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products they offer. As we offer a broad range of automated storage libraries, software and complementary products, we tend to have a large number of competitors that differ depending on the particular product format and performance level. In the automated tape library market, we compete with a number of companies, most significantly IBM Corporation, Hewlett Packard, Storage Technology Corporation and ATL Products, a subsidiary of Quantum Corporation. Some of these competitors are also significant customers of ours, as well as suppliers of drive technologies. Those competitors who manufacture their own drives may be able to leverage their access to and pricing of drives to improve their competitive position. Since there are relatively low barriers to entry into the automated tape library market, we anticipate increased competition from other sources, ranging from emerging to established companies, including large system OEMs. Many of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than we do. Our competitors may develop new technologies and products that are more effective than our products. In addition, competitive products may be manufactured and marketed more successfully than our products. We believe the primary competitive factors in the market for data storage products are performance, reliability, breadth of product line, distribution strength, product availability and price, as well as customer service, including technical and sales support.

Intellectual Property

      We rely predominantly on our full product line, strong channel structure, and over a decade of library and software development experience to compete in our marketplace. However, our success also depends on our proprietary technology. We attempt to protect our technology through a combination of patents, copyrights, trade secret laws, trademarks, confidentiality procedures and contractual obligations. We hold patents on various design elements of our products in the United States and in international jurisdictions, and we are pursuing several additional patent applications. Our software, connectivity, and management products are copyrighted with our banners and notices. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology, and these measures may not preclude competitors from independently developing products or technologies that are substantially equivalent or superior to our products and technology. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition and operating results.

Team Members (Employees)

      As of October 31, 2001, we had 966 full-time team members, including 206 in sales and marketing, 173 in engineering and research and development, 167 in systems engineering, customer service and technical support, 325 in manufacturing and operations, and 95 in finance, general administration and management. None of our North American team members is covered by collective bargaining agreements. We consider our relations with our team members to be good.

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

      There is significant price competition in the markets in which we compete, especially in the market for our smaller automated libraries, and we believe that pricing pressures are likely to continue. Some competitors may reduce prices in order to preserve or gain market share. In addition, certain competitors are also manufacturers of tape drives and may be able to leverage their access to and pricing of drives to improve their competitive position. To successfully compete in this market, we must be able to manage our component and product design costs. This pricing pressure, and our potential inability to manage our component and product design costs, could result in significant price erosion, reduced gross profit margins and loss of market share, which could negatively affect our business, financial condition and operating results.

      The Storage Device Market is Characterized by Rapid Technological Evolution, and Our Success Depends on Our Ability to Develop New Products. The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. At this time, the data storage market is particularly subject to change with the emergence of Fibre Channel and iSCSI protocols and other new storage technologies and solutions. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

•	delay in our initial shipments of new products;

•	the difficulty in forecasting customer demand accurately;

•	our inability to expand production capacity fast enough to meet customer demand;

•	the possibility that new products may cannibalize our current products;

•	competitors’ responses to our introduction of new products; and

•	the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

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

      The Expected Benefits of Our Merger with Pathlight May Not be Realized. We completed our acquisition of Pathlight Technology, Inc. in May 2001. While the integration of the Pathlight business with ours is substantially complete, the potential benefits that we expect to achieve as a result of the merger with Pathlight may be more difficult to achieve than expected or may not be achievable at all. For example:

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

      Failure of the Merger to Qualify as a Pooling-of-Interests Would Harm the Financial Results of the Combined Companies. The Pathlight merger has been accounted for as a pooling-of-interests for financial reporting purposes. The availability of pooling-of-interests accounting treatment for this merger depends upon circumstances and events occurring before and after the effective time of the merger. For example, there must not be any significant changes in the business of the combined companies, including significant dispositions of assets, for a period of two years following completion of the merger. If in the future it is determined that we must account for the merger as a purchase rather than as a pooling-of-interests, the future reported earnings of the combined companies could be harmed, which could impact the trading price of our common stock.

      The Pooling-of-Interests Method Will Adversely Affect Our Historical Comparisons/ Growth Rate, Which May Be Perceived Negatively by the Market. Following consummation of the Pathlight merger, balance sheets and other financial information of the separate companies are presented as though the companies had been combined at that date. Financial statements and financial information of the separate companies presented for prior years have also been restated on a combined basis to furnish comparative information. The market may perceive the change in historical data negatively due to the effect this will have on our historical comparisons and growth rates.

      We Rely on Tape Technology for a Substantial Portion of Our Revenue. We derive a significant majority of our revenue from products that incorporate some form of tape technology, including digital linear tape, or DLT, and linear tape open, or LTO, and we expect to continue to derive a substantial amount of revenue from these products for the foreseeable future. As a result, our future operating results significantly depend on the continued availability and market acceptance of products employing tape drive technology. If products incorporating other technologies gain comparable or superior market acceptance, our business, financial condition and operating results would be adversely affected unless we successfully develop and market products incorporating the new technology.

      We Depend on Certain Key Suppliers, Some of Which Are Also Our Competitors. We do not possess proprietary magnetic tape drive, optical disk, high-density disk or other storage capacity technologies and, consequently, we depend on a limited number of third-party manufacturers to supply us with the devices that we incorporate into our products. In many cases, specific versions of these tape drive products are available only from a single manufacturer. Some of these sole-source manufacturers market their own tape library products, and are thus also our competitors. In the past some manufacturers of successful drive technologies have been unable to meet demand for their products and have allocated quantities of drives among their customers. It is possible that in the future a drive or other device technology we incorporate into our products will be subject to allocation or that we will otherwise be unable to obtain it in the quantities we desire, which would adversely affect our ability to manufacture and sell products incorporating that drive or technology.

      Our contract manufacturers and component suppliers have in the past been, and may in the future be, unable to meet our supply needs, including our needs for timely delivery, adequate quantity and high quality. We do not have long-term contracts with any of our significant suppliers. If these suppliers were to decide to pursue the tape library market directly, they may cease supplying us with tape drives and media, in which case we may be unable to obtain adequate supplies of tape drives and media at acceptable prices, if at all. The partial or complete loss of any of our suppliers could result in significant lost revenue, added costs and production delays or may otherwise harm our business, financial condition, operating results and customer relationships.

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

      We Expect to Increase Our Focus on OEM Sales and Could Be Adversely Affected if Our OEM Sales Efforts Are Not Successful. We rely on OEMs such as Dell Computer, Fujitsu Siemens Computers and IBM and are increasing our focus on sales to OEMs. Sales to Dell Computer and IBM represented 16% and 24% of sales in fiscal 2001, respectively. OEMs typically conduct substantial and lengthy evaluation programs before certifying a new product for inclusion in their product line. We may be required to devote significant amounts of financial and human resources to these evaluation programs with no assurance that our products will ever be selected. In addition, even if selected by the OEM, there generally is no requirement that the OEM will purchase any particular amount of product or that it will refrain from purchasing competing products. We do not have purchase commitments from our OEMs and a reduction in the level of sales from this channel would significantly impact revenue. Further, OEM sales typically feature lower profit margins than we have obtained in the past through our other distribution channels. If any of the OEMs decide not to continue to purchase our products, our business, financial condition and operating results may be harmed.

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

      Risks Associated with International Operations May Adversely Affect Our Business. We have significant net sales to customers outside the United States and believe that international sales will continue to represent a large portion of our net sales. Our international operations and sales to customers outside the United States subject us to a number of risks, including:

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

      We May Face Liability Associated with the Use of Products and Processes on Which Patent Ownership or Other Intellectual Property Rights Are Claimed. While ADIC is not currently directly involved in any intellectual property litigation or proceedings, we may become involved in intellectual property litigation or proceedings in the future. We are now, and we may in the future be, subject to claims or inquiries regarding our alleged unauthorized use of a third party’s intellectual property. For example, we recently settled litigation that Crossroads Systems, Inc. had filed against Pathlight, our wholly owned subsidiary, relating to infringement of Crossroads’ patent by certain products sold by Pathlight. In addition, in 2000 we entered into a settlement agreement with the Lemelson Medical, Education and Research Foundation, Limited Partnership regarding violation of their ownership and right to grant licenses under certain patents. While the settlement agreement with Lemelson involved only a negligible amount of money and we are not a significant user of the products and processes on which Lemelson claims ownership, we may face liability if their claims to these patents are upheld and we use these products and processes in the future in ways that are not currently anticipated.

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

      We May Face Currency Risks Associated with Fluctuating Foreign Currency Valuations. Currently, almost one-half of our international sales are denominated in U.S. dollars, and fluctuations in the value of foreign currencies relative to the U.S. dollar could therefore make our products less price competitive. The remaining portion of our international sales are denominated in foreign currencies, primarily the Euro and the British pound sterling. A decrease in the value of a relevant foreign currency in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Furthermore, the expenses of our international subsidiaries are denominated in their local currencies. Because we currently engage in only limited foreign currency hedging transactions, our operating results could be adversely affected by movement in foreign currency exchange rates.

      We May Encounter Unexpected Difficulties Relating to the European Economic Community’s Adoption of the Euro. On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, commonly known as the Euro. During the three years beginning January 1, 1999, business in these countries was conducted both in the existing national currency, such as the French franc or the German mark, as well as the Euro. Beginning January 1, 2002, all transactions must be recorded in Euros. We have very recently upgraded our financial and other software systems so that they are capable of processing Euro transactions, and so that the financial statements of our European subsidiaries are recorded in Euros. We do not currently expect the transition to Euro-based accounting systems or the use of the Euro for transactions to materially affect our business; however, if we encounter unexpected difficulties, our business could be harmed.

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

      A Failure to Develop and Maintain Proprietary Technology Will Negatively Affect Our Business. Because our business depends on technology, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology. We hold patents on various elements of our storage solution products in the United States and international jurisdictions, and we are pursuing additional patent applications. We cannot be certain, however, that we will receive any future patents or that any patents we do receive will be valid or provide meaningful protection for our product innovations. We also rely on a combination of copyright, trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. Such rights, however, may not preclude competitors from developing products that are substantially equivalent or superior to our products. In addition, many aspects of our products are not subject to intellectual property protection and can therefore be reproduced by our competitors.

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

Item 2.     Properties

      We lease two facilities in Redmond, Washington of approximately 65,000 and 78,000 square feet to house our corporate headquarters and our primary marketing, sales, customer support, research and development and systems engineering organizations. The larger of these facilities is used for manufacturing our smaller libraries. Additionally, we lease two facilities located in Englewood, Colorado. The larger facility, of 148,000 square feet, is used for research and development, manufacturing operations and additional customer support. We recently vacated the other, 86,000 square foot Englewood facility, and are seeking to sublease this space. We also own a manufacturing facility in Germany where we produce some of our large libraries. As a result of our acquisition of Pathlight Technology, we added a facility in Ithaca, New York where our storage network connectivity and management products are developed. We lease additional facilities throughout the United States, Asia and Europe for our regional sales offices and customer service and support personnel.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2001.

PART II

Item 5.     Market for Our Common Stock and Related Shareholder Matters

Common Stock

      Our common stock is traded on the Nasdaq National Market under the symbol “ADIC.” As of December 31, 2001, there were approximately 500 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq National Market. The prices included in the table have been adjusted to reflect the two-for-one split of our outstanding stock that was effected on March 14, 2000.

	High	Low

Fiscal Year 2000:
1st Quarter	$33.188	$17.438
2nd Quarter	$50.500	$20.500
3rd Quarter	$26.750	$10.688
4th Quarter	$18.750	$11.125
Fiscal Year 2001:
1st Quarter	$28.250	$12.250
2nd Quarter	$23.875	$12.750
3rd Quarter	$24.950	$10.450
4th Quarter	$15.500	$9.600

      We have not paid any cash dividends on our common stock during the past two fiscal years, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future.

Changes in Securities

      In connection with ADIC’s acquisition of Pathlight Technology on May 11, 2001, ADIC assumed all outstanding warrants to purchase shares of common stock of Pathlight. Accordingly, after applying the applicable conversion ratio to the outstanding Pathlight warrants, ADIC assumed warrants providing for the issuance of an aggregate of 308,291 shares of ADIC common stock at prices ranging from $1.235 to $7.401 per share (the “Assumed Warrants”). All of the Assumed Warrants contained provisions permitting net exercise.

      The shares of common stock issuable by ADIC upon exercise of the Assumed Warrants have not been registered under the Securities Act of 1933, as amended, and have been issued upon exercise of Assumed Warrants in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the Assumed Warrants were issued to, and are held by, a limited number of accredited investors. The following table sets forth information with respect to unregistered shares of ADIC common stock that were issued upon exercise of Assumed Warrants during the three months ended October 31, 2001:

			Number
		Consideration	of Shares
Date of Sale	Purchaser	Paid	Purchased

8/08/01	BSB Bank & Trust(1)	$47,995	2,638
8/14/01	David Call(1)	1,499	518
8/22/01	W. David Banfield	2,999	1,266

		$52,493	4,422

(1)	Assumed Warrants were exercised using the net exercise provision. Shares were withheld in payment of the aggregate exercise price. The amount shown in the consideration paid column is based on the fair value of ADIC Common Stock on the date of exercise. For BSB Bank & Trust, an Assumed Warrant for

6,485 shares was exercised with 3,847 shares withheld, and with respect to David Call, an Assumed Warrant for 633 shares was exercised with 115 shares withheld.

Item 6.     Selected Consolidated Financial Data

      In the table below, we provide our selected historical consolidated financial data. We have prepared this information using our consolidated financial statements for the five years ended October 31, 2001. The information below has been restated to retroactively include Pathlight Technology, Inc., which was acquired May 11, 2001 in a business combination accounted for as a pooling-of-interests. Periods prior to January 1998 have not been restated to reflect the inclusion of Pathlight. Exclusion of Pathlight in prior periods does not materially effect our financial position or results of operations. It is important to read this selected historical consolidated financial data along with our historical annual financial statements and related notes included in this Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended October 31,

	1997	1998	1999	2000	2001

	(In thousands, except for per share data)
Consolidated Statements of Operations:
Net sales	$93,204	$117,782	$227,402	$290,296	$364,681
Cost of sales	65,556	82,823	148,546	183,717	258,893
Pathlight acquisition costs	—	—	—	—	4,109

Gross profit	27,648	34,959	78,856	106,579	101,679
Operating expenses:
Selling and administrative	13,556	22,319	39,592	54,615	63,664
Acquired in-process technology	—	4,492	2,054	—	—
Research and development	2,910	6,231	15,337	19,959	27,763
Crossroads settlement costs	—	—	—	434	16,974
Pathlight acquisition costs	—	—	—	—	8,837

Operating profit (loss)	11,182	1,917	21,873	31,571	(15,559)
Other income (expense)	1,481	1,360	952	108,491	819

Income (loss) before income taxes	12,663	3,277	22,825	140,062	(14,740)
Provision (benefit) for income taxes	4,166	3,176	8,919	44,599	(3,908)
Minority interest	—	25	299	19	—

Net income (loss)	$8,497	$76	$13,607	$95,444	$(10,832)

Basic net income (loss) per share(1)	$0.23	$0.00	$0.30	$1.62	$(0.18)

Diluted net income (loss) per share(1)	$0.23	$0.00	$0.27	$1.50	$(0.18)

Consolidated Balance Sheets:
Cash and cash equivalents	$32,807	$28,502	$157,455	$194,268	$155,274
Working capital	53,358	66,466	194,599	262,021	257,415
Total assets	75,194	114,123	455,191	399,245	399,370
Long-term debt, excluding current portion	—	19,043	1,644	1,279	1,170
Shareholders’ equity	60,110	62,806	339,555	326,486	330,476

(1)	Earnings per share data have been restated to reflect two two-for-one splits of our common stock effected on August 12, 1999 and March 14, 2000.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear. Factors that could cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

      We provide hardware and software-based data storage solutions to the open systems marketplace. Our storage solutions integrate into a wide range of rapidly evolving network computing environments and are designed to enable organizations to organize, protect and retrieve complex mission-critical data. We design, manufacture, sell and support specialized data storage hardware and software products and provide related services. Currently, we derive substantially all of our revenue from the sale of storage libraries, connectivity and management products and related service and support. We distribute our products primarily through value-added resellers (VARs), distributors and original equipment manufacturers (OEMs), and also sell directly to large end users.

      Our general trends include significant growth in our OEM business and continued strong growth in our Scalar® product family. Our gross profit margin decreased in fiscal 2001 due to the growth in our OEM sales, which generally have lower gross margins, along with a one-time inventory charge related to the acquisition of Pathlight in May 2001. Gross profit margins depend on a number of factors, including customer and product mix, price competition and tape drive costs. We anticipate improvement in gross margin in fiscal 2002 as our multi-product OEM relationships continue to mature, our sales mix shifts to higher margin products and our branded products incorporate more software and other value added features.

      In August 1998, we acquired EMASS, Inc. for $25.0 million in cash and the assumption of $2.0 million in indebtedness. The transaction was accounted for as a purchase business combination. In connection with this acquisition we expensed $4.5 million of acquired in-process research and development. EMASS established our presence in Denver and expanded our operations in Europe. Through this acquisition we obtained certain additional product offerings, including large-scale libraries and proprietary software products designed to operate in conjunction with our hardware products and the hardware products of our competitors. Additionally, we gained a field service organization which now serves our combined business.

      In September 1999, we acquired MountainGate Imaging Systems Corporation. The transaction was accounted for as a purchase business combination. In connection with this acquisition, we issued an aggregate of 220,000 shares of common stock, paid $200,000 cash and assumed approximately $2.0 million of MountainGate’s debt. Through this acquisition we obtained CentraVision, a Storage Area Network (SAN) software technology. We expensed $2.1 million of acquired in-process research and development associated with CentraVision software.

      In May 2001, we acquired Pathlight Technology, Inc. We exchanged 10.3 million shares of ADIC common stock for all of the outstanding stock, warrants and stock options of Pathlight in the merger, which was accounted for as a pooling-of-interests. The consideration of 10.3 million shares was reduced by approximately 500,000 shares returned in connection with the settlement of certain litigation. Pathlight supplies products consisting of proprietary hardware and software that allow users to deploy advanced enterprise data storage systems called Storage Area Networks or SANs. SANs are used to solve the growing problem of providing organizations with efficient enterprise-wide access to electronic information.

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

Fiscal Year 2001 Compared to 2000

      Net Sales. Our net sales of $364.7 million in fiscal 2001 grew by $74.4 million or 26% over net sales of $290.3 million in fiscal 2000. The increase is primarily due to strong sales growth of Faststor® and Scalar® products to OEM customers. Total revenue from branded products remained materially consistent with fiscal 2000, however, the mix of branded revenue shifted in 2001 towards our larger products. This shift is consistent with our strategy to move the branded product mix toward larger and more complex solutions and fulfill demand for our smaller products through our OEM partners. Revenue from OEMs was $154.3 million or 42% of total revenue for fiscal 2001 and $78.5 million or 27% of total revenue for fiscal 2000. Two OEM customers accounted for fiscal 2001 revenues of $85.8 million (24%) and $60.1 million (16%). In fiscal 2000, sales to a single OEM customer accounted for $47.6 million (16%).

      Net sales outside the United States accounted for 51% of our net sales in fiscal 2001 and 35% of our net sales in fiscal 2000. The increase in net sales outside the United States in fiscal 2001 is due to an OEM customer for whom we maintain a revolver warehouse outside the United States. We believe a majority of end user sales from that warehouse are to U.S. customers. As a result, both the growth in non-U.S. shipments in 2001 and the total of 51% for 2001 significantly overstate the company’s international customer base.

      Gross Profit. Gross profit was $101.7 million or 28% of net sales for fiscal 2001 compared to $106.6 million or 37% of net sales for fiscal 2000. Gross profit in fiscal 2001 was reduced by $4.1 million for charges associated with the Pathlight acquisition relating to write-offs of certain inventory deemed non-salable due to the merger and an accrual for a contractual liability to a third party. The rapid acceleration of OEM sales has had a negative effect on gross margin in fiscal 2001. In the long term we expect that the reduction in gross margin due to the increased OEM sales will be offset by lower sales and marketing costs. We believe that the product mix and production costs for our OEM business will improve as our newer, multi-product OEM relationships mature and as our business continues to shift to higher value-added products.

      Selling and Administrative Expenses. In fiscal 2001, selling and administrative expenses were $63.7 million or 17% of net sales compared to $54.6 million or 19% of net sales for fiscal 2000. Selling and administrative expenses have increased in absolute dollars as we continue to launch new products and pursue and penetrate new sales channels. The percentage decrease is due to the increase in OEM sales, which generally have lower related sales and marketing costs. We expect to increase selling and administrative spending levels in absolute dollars as we continue to expand our sales and service channels and improve our infrastructure.

      Research and Development Expenses. Research and development expenses increased 39% to $27.8 million in fiscal 2001 compared to $20.0 million in fiscal 2000. Research and development expenses were 8% and 7% of net sales for fiscal 2001 and 2000, respectively. The increase in both absolute dollars and percent is related to added headcount, additional spending related to new products and maintaining heavy investment in software and hardware product development. We believe that significant investments in research and development are required to remain competitive and to solidify our market position in intelligent storage solutions. Consequently, we expect to incur increased research and development expenses in future periods.

      Crossroads Settlement Costs. During fiscal 2001, we incurred $17.0 million in litigation settlement costs. The costs included payment to Crossroads for a settlement agreement related to litigation brought against Pathlight, associated legal fees and other settlement related costs. The litigation was pending against Pathlight prior to our merger. In connection with the settlement, approximately 500,000 shares of ADIC common stock that were part of the Pathlight purchase consideration were returned to ADIC and canceled.

      Pathlight Acquisition Costs. In fiscal 2001, we incurred charges of $8.8 million for investment banker and financial advisory fees, other professional fees, team member costs which relate to termination of certain team members with redundant job functions and relocation costs, and other merger related expenses.

      Other Income (Expense). Other income (expense) was $819,000 for fiscal 2001, a decrease of $107.7 million from $108.5 million in fiscal 2000. Included in other income (expense) in fiscal 2001 is an $8.1 million charge for impairment of investments we hold in certain private technology companies. Fiscal 2001 includes interest income of $7.6 million compared to $10.9 million in fiscal 2000. The decrease in interest income is due to reduced cash balances during the year combined with lower returns on the cash balances. In fiscal 2000, other income included the gain on sales of a majority of our equity interest in Crossroads Systems, Inc. of $102.8 million, which was offset by a $5.5 million write down of our strategic investment portfolio. Interest expense in fiscal 2001 and 2000 primarily relates to interest on operating credit lines through a German bank along with a loan payable to a German bank.

      Provision (Benefit) For Income Taxes. We had a benefit for income taxes of $(3.9) million in fiscal 2001 compared to income tax expense of $44.6 million for fiscal 2000. The (27)% effective tax rate for fiscal 2001 includes taxes paid in various federal, state and international jurisdictions. We did not get the full tax rate benefit relating to our loss in fiscal 2001 because our effective income tax rate was negatively impacted by certain one-time, non-deductible expenses associated with the acquisition of Pathlight. During fiscal 2000, the valuation allowance associated with certain deferred tax assets was eliminated due to our belief that it was more likely than not that these deferred tax assets would be realized.

Fiscal Year 2000 Compared to 1999

      Net Sales. Net sales increased 28% during fiscal 2000 to $290.3 million from $227.4 million in fiscal 1999. Strong sales growth of FastStor® and Scalar® products in both branded and OEM business accounted for most of the growth. This was offset in part by reductions in sales of larger libraries and associated service revenues in Europe. The reduction in European sales resulted in part from the strength of the dollar compared to the European currencies. Revenue from branded products increased in fiscal 2000 to $211.8 million from $188.7 million in fiscal 1999. Revenue from OEMs was $78.5 million or 27% of total revenue for fiscal 2000 and $38.7 million or 17% of total revenue for fiscal 1999. Revenue from a single OEM was 16% of net sales in fiscal 2000. These OEM sales consisted primarily of the small library FastStor® products. Net sales outside the United States accounted for 35% of our net sales in fiscal 2000 and 40% of our net sales in fiscal 1999.

      Gross Profit. Gross profit was $106.6 million or 37% of net sales for fiscal 2000 compared to $78.9 million or 35% of net sales for fiscal 1999. The dollar and percentage increases were due primarily to a combination of product mix and overall volume increase in higher-margin tape libraries.

      Selling and Administrative Expenses. Selling and administrative expenses were $54.6 million or 19% of net sales for fiscal 2000 compared to $39.6 million or 17% of net sales for fiscal 1999. The dollar and percentage increases were due to a combination of increased sales and administrative personnel both in the headquarters office and in regional offices, and marketing costs associated with launching new products and penetrating into new sales channels.

      Acquired In-Process Technology. In connection with the acquisition of MountainGate in fiscal 1999, acquired in-process technology of $2.1 million was identified and valued by an independent third party appraisal and was expensed immediately. The value of acquired in-process technology was determined by estimating the stage of development of in-process research and development projects at the date of acquisition and estimating cash flows resulting from anticipated revenues generated from such projects, and then discounting the projected net cash flow. In fiscal 2000, we continued to incur significant engineering time and material costs to develop the acquired in-process technology into a commercially viable product. Development expenses incurred subsequent to September 17, 1999, the date of acquisition, were included in research and development expenses.

      Research and Development Expenses. Research and development expenses were $20.0 million or 7% of net sales for fiscal 2000 compared to $15.3 million or 7% of net sales for fiscal 1999. Approximately half of the fiscal 2000 research and development spending was related to software-based products that may be incorporated into intelligent peripherals or sold separately.

      Other Income (Expense). Other income (expense) was $108.5 million for fiscal 2000 compared to $952,000 in fiscal 1999. Other income included the gain on sales of a majority of our equity interest in Crossroads Systems, Inc. of $102.8 million, which was offset by a $5.5 million write down of our strategic investment portfolio. Interest income, net of interest expense, for fiscal 2000 was $10.5 million compared to $400,000 for fiscal 1999. The increase in net interest income was the result of higher cash balances primarily due to the sale of Crossroads shares, as well as cash balances from the common stock offering completed in September 1999. Interest expense in fiscal 2000 related to interest on operating credit lines through a German bank. In fiscal 1999, we incurred interest associated primarily with a bank loan used to finance the acquisition of EMASS. All U.S. bank debt was paid off during fiscal 1999.

      Provision For Income Taxes. Income tax expense for fiscal 2000 was $44.6 million compared to $8.9 million for fiscal 1999. The 32% effective tax rate for fiscal 2000 included taxes paid in various federal, state and international jurisdictions. It also reflected the higher statutory federal rate of 35% associated with the higher taxable income level. During fiscal 2000, we eliminated the valuation allowance associated with certain deferred tax assets due to our belief that it was more likely than not that these deferred tax assets would be realized. Our effective income tax rate for fiscal 1999 of 39% was negatively impacted by certain one-time, non-deductible expense associated with the MountainGate acquisition.

Liquidity and Capital Resources

      Cash flows used in operating activities were $35.6 million for fiscal 2001 and $18.6 million for fiscal 2000. In fiscal 1999, cash provided by operations was $16.7 million. In fiscal 2001, operating cash was used for payment of nonrecurring charges related to the Crossroads settlement costs and the Pathlight acquisition costs of $17.0 million and $8.1 million, respectively. In fiscal 2000, taxes associated with the $97.3 million gain on sale of equity securities were paid via estimated tax payments during fiscal 2000 and are included as a component of cash flow used in operating activities. In each of the three years, operating cash was used to fund increases in accounts receivable, service parts for maintenance and inventories and was offset by depreciation and other allowances. The increase in inventory is primarily the result of the additional inventory requirements necessary to support our OEM customers, new ADIC branded product launches and sales growth. In addition, service parts for maintenance have increased in order to maintain our increasing installed base of solutions. In fiscal 1999 net income was reduced by noncash charges related to acquired in-process technology.

      Cash flows used in investing activities in fiscal 2001 were $4.8 million. During fiscal 2000 cash flows provided by investing activities were $49.9. Cash flows used in investing activities were $16.7 million for fiscal 1999. Proceeds of $15.8 million were received on sales of certain equity securities and related derivatives during fiscal 2001. Capital expenditures were $20.1 million during fiscal 2001 and were comprised primarily of manufacturing and engineering equipment along with purchases of computer hardware and software. Fiscal 2000 investing activities reflect $108.7 million of proceeds associated with the sale of equity securities, which were offset by purchases of investments in marketable equity securities of $26.8 million. In fiscal 2000, investments in property, plant and equipment included the cost of tenant improvements on our Redmond, Washington manufacturing and engineering facility and the costs of hardware and software associated with the North America implementation of a fully-integrated Enterprise Resource Planning information system. Fiscal 2001, 2000 and 1999 investing activities include purchases of other investments of $500,000, $12.0 million and $11.0 million, respectively.

      Cash flows provided by financing activities were $1.1 million for fiscal 2001, $6.6 million for fiscal 2000 and $129.5 million for fiscal 1999. Proceeds from the issuance of common stock under the Company’s employee stock purchase plan and the exercise of stock options were $3.6 million for fiscal 2001 which were offset by certain payments on bank lines of credit and long-term debt. In fiscal 2000 and 1999 proceeds from the issuance of common stock were $5.0 million and $138.0 million, respectively. The proceeds from the issuance of common stock in fiscal 2000 relate to the issuance of Pathlight common stock. At October 31, 2001, we had several fully utilized credit facilities with German banks totaling $4.9 million.

      At October 31, 2001, our cash and cash equivalents totaled $155.3 million, down from $194.3 million at October 31, 2000. Our working capital, the difference between current assets and current liabilities, was $257.4 million at October 31, 2001 compared to $262.0 million at October 31, 2000. The ratio of current assets to current liabilities was 4.8 to 1 and 4.7 to 1 at October 31, 2001 and 2000, respectively.

      During fiscal 2001, we committed to new building leases in Englewood, Colorado and Ithaca, New York. We had no material or unusual commitments as of October 31, 2001, other than annual rental commitments.

      We believe that our existing cash and cash equivalents, available bank lines of credit, debt capacity and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. In addition, we have made and expect to continue to make investments in companies with whom we have identified potential synergies.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives no longer be limited to forty years. SFAS No. 142 is required to be adopted for the Company’s financial statements for the year ending October 31, 2003. The adoption of this statement is not currently anticipated to have a material impact on our financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The provisions of SFAS No. 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for ADIC commencing with its 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides guidance on accounting for the impairment or disposal of long-lived assets. The objectives of the statement are to address issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will become effective for ADIC commencing with its 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

Quantitative and Qualitative Disclosures about Market Risk Management

      We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures.

      The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar, and are translated in U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation in the U.S. dollar would result in an approximately $550,000 increase and a $590,000 decrease in income before provision for income taxes for fiscal 2001 and 2000, respectively.

      At October 31, 2001, we had variable rate debt of approximately $3.7 million provided by German banks, and fixed rate debt of $1.2 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at October 31, 2001. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3% through November 2003. Interest on the fixed rate debt is 4.4%.

Impact of European Monetary Conversion

      We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union. One change resulting from this union required European Monetary Union, or EMU, member states to irrevocably fix their respective currencies to a new currency, the Euro, as of January 1, 1999, at which date the Euro became a functional legal currency of these countries. During the next three years, business in the EMU member states was conducted in both the existing national currency, such as the French franc or the German mark, and the Euro. As a result, companies operating or conducting business in EMU member states need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. We committed to the worldwide implementation of a fully-integrated Enterprise Resource Planning information system. The system was implemented in Europe in December 2001 and provides us the capability to meet the requirements of the EMU. The majority of the costs of this system were incurred in connection with the North America installation. Additional costs for the system implementation in Europe approximated $600,000.

Item 8. Index to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Advanced Digital Information Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Digital Information Corporation and its subsidiaries at October 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

December 12, 2001

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	October 31,

	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$194,268	$155,274
Accounts receivable, net of allowances of $1,864 in 2000 and $1,752 in 2001.	70,092	82,451
Inventories, net	37,963	42,430
Marketable equity securities	19,349	23,352
Prepaid expenses and other	1,726	1,789
Income taxes receivable	—	9,546
Deferred income taxes	10,103	10,297

Total current assets	333,501	325,139
Property, plant and equipment, net	19,419	32,017
Service parts for maintenance, net	10,523	17,149
Deferred income taxes	6,130	7,766
Investments	20,972	11,503
Intangible and other assets	8,700	5,796

	$399,245	$399,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,639	$38,380
Accrued liabilities	16,817	12,573
Income taxes payable	7,465	—
Deferred revenue	8,257	12,772
Bank line of credit and current portion of long-term debt	5,302	3,999

Total current liabilities	71,480	67,724
Long-term debt	1,279	1,170
Commitments (Note 16)	—	—
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 61,934,277 issued and outstanding at October 31, 2001 (59,028,293 in 2000)	214,876	221,399
Retained earnings	117,431	106,599
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(2,755)	(2,302)
Unrealized investment gains (losses)	(3,066)	4,780

Total shareholders’ equity	326,486	330,476

	$399,245	$399,370

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Years Ended October 31,

	1999	2000	2001

Net sales	$227,402	$290,296	$364,681
Cost of sales	148,546	183,717	258,893
Pathlight acquisition costs	—	—	4,109

Gross profit	78,856	106,579	101,679

Operating expenses:
Selling and administrative	39,592	54,615	63,664
Acquired in-process technology	2,054	—	—
Research and development	15,337	19,959	27,763
Crossroads settlement costs	—	434	16,974
Pathlight acquisition costs	—	—	8,837

	56,983	75,008	117,238

Operating profit (loss)	21,873	31,571	(15,559)

Other income (expense):
Interest income	1,426	10,920	7,550
Interest expense	(1,015)	(392)	(295)
Gain (loss) on equity securities transactions, net	571	97,251	(6,508)
Foreign currency transaction gains, net	100	697	106
Other	(130)	15	(34)

	952	108,491	819

Income (loss) before provision for income taxes	22,825	140,062	(14,740)

Provision (benefit) for income taxes:
Current	9,114	55,534	1,842
Deferred	(195)	(10,935)	(5,750)

	8,919	44,599	(3,908)

Minority interest	299	19	—

Net income (loss)	$13,607	$95,444	$(10,832)

Basic net income (loss) per share	$0.30	$1.62	$(0.18)

Diluted net income (loss) per share	$0.27	$1.50	$(0.18)

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended October 31, 1999, 2000 and 2001
(In thousands)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at October 31, 1998	43,035	$53,663	$8,380	$763	$62,806
Shares issued in public offering, net of costs	10,000	135,567	—	—	135,567
Shares issued to acquire MountainGate	220	3,598	—	—	3,598
Shares issued privately by Pathlight	1,306	2,405	—	—	2,405
Purchases under Stock Purchase Plan	324	724	—	—	724
Exercise of stock options, including tax benefit of $2,287	1,324	5,035	—	—	5,035
Other equity transactions	114	—	—	—	—
Comprehensive income:
Net income	—	—	13,607	—	—
Unrealized investment gains, net of tax of $63,540	—	—	—	117,539	—
Foreign currency translation adjustment, net of tax of $929	—	—	—	(1,726)	—
Total comprehensive income	—	—	—	—	129,420

Balance at October 31, 1999	56,323	200,992	21,987	116,576	339,555
Shares issued privately by Pathlight	1,388	5,023	—	—	5,023
Purchases under Stock Purchase Plan	105	1,468	—	—	1,468
Exercise of stock options, including tax benefit of $5,053	1,098	7,393	—	—	7,393
Other equity transactions	114	—	—	—	—
Comprehensive income:
Net income	—	—	95,444	—	—
Unrealized investment gains (losses):
Unrealized investment losses, net of tax of $29,229	—	—	—	(53,817)	—
Reclassification adjustment: gain included in net income, net of tax of $35,963	—	—	—	(66,788)	—
Foreign currency translation adjustment, net of tax of $965	—	—	—	(1,792)	—
Total comprehensive loss	—	—	—	—	(26,953)

Balance at October 31, 2000	59,028	214,876	117,431	(5,821)	326,486
Shares repurchased	(30)	(299)	—	—	(299)
Purchases under Stock Purchase Plan	156	1,852	—	—	1,852
Exercise of stock options, including tax benefit of $2,963	2,563	4,518	—	—	4,518
Exercise of warrants	157	155	—	—	155
Other equity transactions	60	297	—	—	297
Comprehensive income:
Net income (loss)	—	—	(10,832)	—	—
Unrealized investment gains:
Unrealized investment gains, net of tax of $4,606	—	—	—	8,554	—
Reclassification adjustment: gain included in net income, net of tax of $381	—	—	—	(708)	—
Foreign currency translation adjustment, net of tax of $244	—	—	—	453	—
Total comprehensive loss	—	—	—	—	(2,533)

Balance at October 31, 2001	61,934	$221,399	$106,599	$2,478	$330,476

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended October 31,

	1999	2000	2001

Cash flows from operating activities:
Net income (loss)	$13,607	$95,444	$(10,832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest	299	19	—
Depreciation and amortization	5,996	7,797	13,084
Allowance for doubtful accounts receivable	817	998	466
Inventory obsolescence	3,020	4,224	3,170
Acquired in-process technology	2,054	—	—
(Gain) loss on equity securities transactions	(571)	(97,251)	6,508
Deferred income taxes	(2,161)	(10,934)	(4,748)
Assets retired	263	333	1,613
Change in assets and liabilities:
Accounts receivable	(14,155)	(27,676)	(12,490)
Inventories	(5,354)	(18,282)	(7,144)
Prepaid expenses and other	330	(644)	(44)
Service parts for maintenance	(1,221)	(5,076)	(11,297)
Other assets	(29)	87	(2)
Accounts payable	1,324	13,293	4,659
Accrued liabilities	2,821	5,598	(8,846)
Income taxes payable	7,087	9,567	(14,052)
Deferred revenue	2,582	3,947	4,390

Net cash provided by (used in) operating activities	16,709	(18,556)	(35,565)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,254)	(15,200)	(20,055)
Investment in marketable equity securities	(2,736)	(26,769)	—
Proceeds from equity securities transactions	2,756	108,671	15,802
Acquisition of minority interest	—	(4,765)	—
Acquisitions, net of cash acquired	(432)	—	—
Purchase of other investments	(11,000)	(12,002)	(500)

Net cash provided by (used in) investing activities	(16,666)	49,935	(4,753)

Cash flows from financing activities:
Proceeds from short-term and long-term borrowings	12,371	—	—
Repayment of short-term and long-term debt	(24,314)	(2,205)	(2,195)
Proceeds from issuance of common stock, net	137,972	5,023	—
Repurchase of common stock	—	—	(299)
Proceeds from issuance of common stock for stock options and stock purchase plan	3,472	3,808	3,562

Net cash provided by financing activities	129,501	6,626	1,068

Effect of exchange rate changes on cash	(591)	(1,192)	256

Net increase (decrease) in cash and cash equivalents	128,953	36,813	(38,994)
Cash and cash equivalents at beginning of period	28,502	157,455	194,268

Cash and cash equivalents at end of period	$157,455	$194,268	$155,274

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosure of Cash Flow Information

(In thousands)

	Years Ended October 31,

	1999	2000	2001

Cash paid during the period for:
Interest	$1,023	$336	$311
Income taxes	$4,025	$45,999	$14,770

Supplemental Schedule of Noncash Investing and Financing Activities

      Our investments in marketable equity securities are recorded at their fair value. The difference between the cost and fair value represents an unrealized investment gain, net of tax, of $4,780,000 which is included as a separate component of shareholders’ equity at October 31, 2001.

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of significant accounting policies

Principles of consolidation

      The financial statements consolidate the accounts of Advanced Digital Information Corporation and our wholly owned subsidiaries, including ADIC Europe SARL (ADE), ADIC Germany GmbH & Co. KG (ADIC Germany) and ADIC Limited (ADIC UK). The companies are collectively hereinafter referred to as “ADIC,” “we,” “our” and “us.” All intercompany transactions have been eliminated.

      On May 11, 2001 we acquired Pathlight Technology, Inc. (“Pathlight”) in a business combination accounted for as a pooling-of-interests. The consolidated financial statements have been restated to retroactively combine Pathlight as a wholly owned subsidiary of ADIC since inception. Certain prior period balances have been adjusted or reclassified to conform our accounting policies and current period presentation.

Stock split

      On each of March 14, 2000 and August 12, 1999, we effected a two-for-one split of our common stock for shareholders of record as of March 1, 2000 and July 31, 1999, respectively. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock splits.

Nature of operations

      We provide hardware and software data storage solutions to the open systems marketplace. Along with our value-added resellers, original equipment manufacturer (OEM) partners and customers, we incorporate our products and our service and support operations with third-party hardware and software products to deliver reliable, flexible and scalable storage solutions. Our storage solutions are designed to enable organizations to organize, protect, retrieve and manage complex mission-critical data. We sell our products on an international basis.

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

      Estimates that are particularly susceptible to significant change in the near term are the adequacy of the allowances for bad debt, sales returns, inventory obsolescence, warranty costs, valuation allowance and the allocation of purchase price and estimated valuation of acquired, developed and in-process technology.

Revenue recognition

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” This pronouncement summarizes certain of the SEC staff’s views on applying generally accepted accounting principles to revenue recognition. We adopted SAB 101 in fiscal 2001. The adoption of SAB 101 did not have a material impact on our results of operations, financial position or cash flows.

      We rely on multiple distribution channels; our customers may be distributors, resellers, OEMs or end users. We recognize revenue from product sale upon shipment provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there is customer acceptance criteria in the contract, we recognize revenue upon end-user acceptance, which typically occurs after delivery and

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

installation are completed. We consign inventory at revolver warehouses for certain OEM partners. OEM revenue is recognized when our OEM partner pulls the inventory from the revolver warehouse. We accrue for promotional offers, warranty costs, sales returns and other allowances at the time of shipment, based upon the expected rate of occurrence. Libraries, software and maintenance services may be sold separately or together. If sold together, total revenue is allocated to the various elements based upon the price of that item sold on a separate basis.

      Certain distributors have the right, on a quarterly basis, to return products according to a stock rotation policy. Typically, the value of the products returned can not exceed 15% of the previous quarter’s purchases, the returns must be accompanied by offsetting orders of commensurate value, and the products returned must be new and in sealed cartons.

      Revenue from software sales is recognized when the criteria of Statement of Position No. 97-2, “Software Revenue Recognition” have been met. These criteria include, but are not limited to, software delivery, our lack of other significant obligations to the customer and a determination that collectibility of the amount due is probable. Our software products do not require significant production, modification, or customization by us or by the customer. Revenue from sales of services is recognized when services are performed and billable, except for extended service agreements. Revenue under extended service agreements is deferred and recognized ratably over the life of the service agreement.

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

      All other advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 1999, 2000 and 2001, was $5,094,000, $7,114,000 and $6,600,000, respectively.

Research and development costs

      Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Fair value of financial instruments

      The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of our long-term debt approximates fair value as the debt bears interest that adjusts based upon market interest rates. Our investments in marketable equity securities are stated at fair value which is more than cost at October 31, 2001.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      We primarily sell our products through third-party resellers and, as a result, experience individually significant annual sales volumes with OEMs and major distributors. IBM and Dell accounted for fiscal 2001 revenues of $85,807,000 (24%) and $60,113,000 (16%), respectively. In fiscal 2000, $47,636,000 (16%) and $29,226,000 (10%) were sold to Dell and Ingram Micro, respectively. $29,618,000 (13%) and $26,988,000 (12%) of our fiscal 1999 revenues were to the same two customers. At October 31, 2001, the two customers that exceeded 10% of sales represented 57% of accounts receivable. The two customers that exceeded 10% of sales in fiscal 2000 represented 35% of the accounts receivable balance at October 31, 2000.

      We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all outstanding accounts receivable. Allowance for doubtful accounts receivable for the years ended October 31, 1999, 2000 and 2001 are as follows:

	Balance at	Additions
	Beginning	Charged to		Balance at
	of Year	Income	Deductions*	End of Year

	(In thousands)
Allowance for doubtful accounts receivable:
1999	$485	$817	$298	$1,004
2000	1,004	998	138	1,864
2001	1,864	466	578	1,752

*	Deductions represent amounts written off against the allowance, net of recoveries.

Cash and cash equivalents

      The Company generally considers any highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of investments in commercial paper and marketable debt securities which are readily convertible to cash without penalty and subject to insignificant risk of changes in value. Our cash and cash equivalents balance consists of the following:

	October 31,	October 31,
	2000	2001

	(In thousands)
Cash	$31,292	$79,450
Commercial paper	78,636	22,826
Marketable debt securities	84,340	52,998

	$194,268	$155,274

Marketable equity securities

      At times we invest in certain marketable equity securities. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” such investments are classified as available-for-sale. Under FAS 115, unrealized investment gains and losses, net of

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes, are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. We evaluate the need for inventory allowances associated with obsolete, slow-moving and nonsalable inventory by reviewing current transactions and forecasted product demand. Allowance for excess and obsolete inventory for the years ended October 31, 1999, 2000 and 2001 are as follows:

	Balance at	Additions
	Beginning	Charged to		Balance at
	of Year	Income	Deductions*	End of Year

	(In thousands)
Allowance for inventory obsolescence:
1999	$1,216	$3,020	$704	$3,532
2000	3,532	4,224	1,726	6,030
2001	6,030	3,170	1,812	7,388

*	Deductions represent amounts written off against the allowance, net of recoveries.

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

Service parts for maintenance

      Service parts for maintenance are stated at the lower of cost (first-in, first-out) or market. Depreciation is computed on the straight-line method over the estimated useful life of 3 to 7 years depending on the type of service part.

Intangible assets

      Intangible assets resulting from the acquisition of the minority interest of ADIC Germany and the acquisition of MountainGate include developed technology, core technology, assembled workforce and goodwill which were recorded at their fair value. These assets are amortized over the periods estimated to be benefited as follows: developed technology and assembled workforce, 2 to 3 years; core technology and goodwill, 7 to 10 years.

Income taxes

      Provision for income taxes has been recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the liability method of FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred taxes result from the difference between the tax basis and fair value of assets of acquired entities, the unrealized gain or loss associated with investments in equity securities and from the timing of tax deductions for depreciation, allowances and accrued expenses.

Foreign currency translations

      The financial statements of ADE, ADIC Germany and ADIC UK have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Under the provisions of this statement, all assets and liabilities in the balance sheets of these subsidiaries, whose functional currency is the French franc, German mark and British pound sterling, respectively, are translated at year-end exchange rates, and translation gains and losses are accumulated in a separate component of shareholders’ equity.

Foreign currency transactions and forward contracts

      Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change. The effect of exchange rate fluctuations on the results of operations is minimized by the offsetting nature of ADE and ADIC Germany foreign currency transactions. In addition, we may enter into foreign currency forward contracts to hedge transactions which are not otherwise offset. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method, and are typically three months or less in length. There were no outstanding contracts at October 31, 2000 or 2001.

Derivative financial instruments

      In June 1998, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. We adopted FAS 133 and its associated interpretations in fiscal 2001 and there was no material impact on our results of operations, financial position or cash flows.

      As a result of the adoption, all derivatives, whether designated in hedging relationships or not, are recognized on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Derivatives not designated or qualifying as a hedging instrument are adjusted to fair value through earnings. We may, from time to time, enter into derivative instruments to hedge against known or forecasted market exposures.

Stock-based compensation

      Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” and by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.”

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share

      Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. For the period in which we incurred a net loss, diluted earnings per share were calculated based on the same number of shares as basic earnings per share.

Business segments

      We maintain single sales, marketing, research and development and administrative functions for all of our sales and geographic regions. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Based on the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that our company operates in one segment providing hardware and software data storage solutions to the open systems marketplace.

Recent accounting pronouncements

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives no longer be limited to forty years. SFAS No. 142 is required to be adopted for the Company’s financial statements for the year ending October 31, 2003. The adoption of this statement is not currently anticipated to have a material impact on our financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The provisions of SFAS No. 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for ADIC commencing with its 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides guidance on accounting for the impairment or disposal of long-lived assets. The objectives of the statement are to address issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will become effective for ADIC commencing with its 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

2.     Business combinations

      In May 2001, we acquired all of the outstanding stock of Pathlight Technology, Inc. a provider of products consisting of proprietary hardware and software that allow users to deploy advanced enterprise data storage systems called Storage Area Networks or SANs. SANs are used to solve the growing problem of providing organizations with efficient enterprise-wide access to electronic information. We exchanged 10.3 million shares of ADIC common stock for all of the outstanding stock, warrants and stock options of Pathlight. The 10.3 million shares were reduced by approximately 500,000 shares returned in connection with

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the settlement of certain litigation. The acquisition was accounted for as a pooling-of-interests; accordingly, the financial statements have been restated to retroactively combine Pathlight as a wholly owned subsidiary of ADIC. Periods prior to January 1998 have not been restated to reflect the inclusion of Pathlight operations. Exclusion of the Pathlight operations in prior periods does not materially effect our financial position or results of operations.

      Fiscal 2001 financial statements include Pathlight acquisition costs of $4.1 million included in cost of sales and $8.8 million included in operating expenses. In addition, fiscal 2001 operating expenses include Crossroads settlement costs of $17.0 million. The Crossroads litigation was filed against Pathlight prior to our acquisition. The acquisition and settlement costs include settlement of certain litigation and related legal costs, investment banking and financial advisory fees, other professional fees, team member costs which relate to termination of certain team members with redundant job functions and relocation cost, write-off of certain inventory deemed non-salable due to the merger, accrual for contractual liability to a third party and other merger related expenses.

3.     Acquisition of minority interest

      Effective January 1, 2000, we acquired the 20% minority interest in ADIC Germany for a total purchase price of $4,765,000 in cash. In connection with the acquisition, we recorded approximately $4,422,000 of deferred tax assets and goodwill and other intangible assets, with an average useful life of eight years.

4.     Investments in marketable equity securities and other investments

      At October 31, 2001, the cost basis of marketable equity securities included as a current asset was $16,782,000 and the fair value was $23,352,000. The difference between the cost basis and fair value of $6,570,000, net of taxes of $2,299,000 is recorded as an unrealized investment gain. During fiscal 2001 and 2000, we sold certain current marketable equity securities and realized gains of $1,089,000 and $102,751,000, respectively.

      From time to time, we make other strategic investments that are accounted for under the cost method. We review these non-marketable investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and our assessment of their operating viability. In fiscal 2001 and 2000, we wrote down our strategic investment portfolio by $8,050,000 and $5,500,000, respectively, to reflect such an impairment and recorded this write-down as a component of our net gain (loss) on equity securities transactions.

      During the fiscal year we received cash of $4,726,000 related to the sale of derivative financial instruments on certain marketable equity securities held by us. We have recorded a liability of $4,272,000 at October 31, 2001 and recorded $454,000 as a component of our net gain (loss) on equity securities transactions related to these derivatives. We will continue to record the derivative liability at fair market value until their maturity. The derivatives mature in the first half of fiscal 2002 during which time the recorded liability of $4,272,000 will be recorded as a gain on equity securities transactions.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Inventories

      Inventories are comprised of the following:

	October 31,	October 31,
	2000	2001

	(In thousands)
Finished goods	$16,355	$23,055
Work-in-process	1,637	939
Raw materials	26,001	25,824

	43,993	49,818
Allowance for inventory obsolescence	(6,030)	(7,388)

	$37,963	$42,430

6.     Property, plant and equipment

      Property, plant and equipment consists of the following:

	October 31,	October 31,
	2000	2001

	(In thousands)
Land and building	$824	$885
Machinery and equipment	16,899	27,411
Office equipment, including purchased software	7,936	13,905
Leasehold improvements	3,609	4,599

	29,268	46,800
Accumulated depreciation and amortization	(9,849)	(14,783)

	$19,419	$32,017

      Depreciation and amortization expense was $3,191,000, $3,784,000 and $6,748,000 in fiscal 1999, 2000 and 2001, respectively.

7.     Service parts for maintenance

      Service parts for maintenance consists of the following:

	October 31,	October 31,
	2000	2001

	(In thousands)
Service parts for maintenance	$16,008	$26,857
Accumulated depreciation	(5,485)	(9,708)

	$10,523	$17,149

      Depreciation expense was $2,112,000, $2,350,000 and $4,828,000 in fiscal 1999, 2000 and 2001, respectively.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Intangible and other assets

      Intangible and other assets consists of the following:

	October 31,	October 31,
	2000	2001

	(In thousands)
Developed technology	$1,393	$1,393
Core technology	3,804	3,804
Assembled workforce	434	434
Goodwill	4,775	3,373

	10,406	9,004
Accumulated amortization	(1,747)	(3,255)

Net intangible assets	8,659	5,749
Other assets	41	47

	$8,700	$5,796

9.     Accrued liabilities

      Accrued liabilities are comprised of the following:

	October 31,	October 31,
	2000	2001

	(In thousands)
Accrued payroll and related liabilities	$9,146	$6,758
Warranties	2,559	3,830
Taxes, other than income	683	357
Interest	115	85
Other	4,314	1,543

	$16,817	$12,573

10.     Credit agreement and long-term debt

Credit agreement

      We have borrowings under two operating lines provided by German banks totaling 8,000,000 in German marks or approximately $3,698,000. These loans are due May 2003 and bear interest at a rate, which varies according to the six-month EURIBOR rate. This rate was 5.1% at October 2001. We entered into a hedging contract to fix the interest rate at 4.3%, effective in December 1999.

      This swap is highly effective in offsetting underlying interest rate changes. Accordingly, gains and losses from the changes in derivative fair values are deferred. The differential to be paid or received as interest rates change is recognized as an adjustment of interest expense related to the debt.

Long-term debt

      Long-term debt at October 31, 2001 represents a loan payable to a German bank, which is collateralized by the German manufacturing facility. It bears interest at 4.4% and is payable in monthly installments of approximately $15,000, including interest, through June 2009.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of October 31, 2001, the maturities of long-term debt were as follows:

Year Ended October 31,	Amount

(In thousands)
2002	$301
2003	268
2004	151
2005	151
2006	158
Thereafter	442

1,471
Less: current maturities	(301)

$1,170

11.     Income taxes

      Income (loss) before provision for income taxes was taxed under the following jurisdictions:

	Years Ended October 31,

	1999	2000	2001

	(In thousands)
Current income tax:
U.S. Federal	$6,439	$50,590	$1,511
Foreign	2,473	401	(38)
State and local	202	4,543	369

Total current	9,114	55,534	1,842

Deferred income tax:
U.S. Federal	(195)	(10,700)	(5,855)
Foreign	—	(235)	105

Total deferred	(195)	(10,935)	(5,750)

Total provision (benefit) for income taxes	$8,919	$44,599	$(3,908)

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for federal income tax differs from the amount computed by applying the statutory federal income tax rate of 34% in fiscal 1999, and 35% in fiscal 2000 and 2001 to income (loss) before provision (benefit) for income taxes for the following reasons:

	Years Ended October 31,

	1999	2000	2001

	(In thousands)
Federal income tax at statutory rate	$7,760	$49,022	$(5,159)
Change in valuation allowance	922	(7,513)	—
Non-deductible acquired in-process technology	698	—	—
Non-deductible Pathlight acquisition costs	—	—	2,203
Tax exempt interest income	(4)	(183)	(565)
Research and development tax credits	(678)	(939)	(1,459)
Activity of foreign subsidiaries	70	(267)	(33)
State income taxes	202	1,543	240
Other	(51)	2,936	865

	$8,919	$44,599	$(3,908)

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 2000 and 2001 are:

	October 31,	October 31,
	2000	2001

	(In thousands)
Deferred tax assets:
Allowance for inventory and spare parts	$3,887	$5,073
Team member compensated absences	252	227
Warranties	299	488
Allowances for bad debt and sales returns	1,444	1,405
Plant and equipment	1,630	958
Net operating, built-in loss and credit carryforwards	6,771	7,148
Impairment of investments	1,925	4,743
Lease termination accrual	—	812
Unrealized investment losses	1,651	—
Other	29	924

Gross deferred tax assets	17,888	21,778
Deferred tax assets valuation allowance	—	—

Net deferred tax assets	17,888	21,778
Deferred tax liabilities:
Intangible and other assets	(1,514)	(1,084)
Unrealized investment gains	—	(2,574)
Other	(141)	(57)

Gross deferred tax liabilities	(1,655)	(3,715)

Net deferred income taxes	$16,233	$18,063

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred U.S. income taxes are not provided for the earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. Net pretax income (loss) from the foreign subsidiaries are $7,089,000, $1,363,000 and $(531,000) for fiscal 1999, 2000 and 2001, respectively.

      Due to one of our acquisitions we have built-in loss carryforwards of approximately $6,910,000 that have no expiration date. Due to other acquisitions we have net operating loss carryforwards that expire in 18 years of approximately $1,330,000 and $5,244,000, respectively. Although realization is not assured, management believes, based on its current expectations and tax planning strategies, that it is more likely than not that the net deferred tax assets will be realized.

12.     Net income (loss) per share

      The following table sets forth the computation of basic and diluted net income (loss) per share. For the fiscal year ended October 31, 2001, common stock equivalent shares of 2.8 million are not included in the computation of diluted net income (loss) per share because they are antidilutive.

	Years Ended October 31,

	1999	2000	2001

	(In thousands, except for
	per share data)
Numerator:
Net income (loss)	$13,607	$95,444	$(10,832)
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	46,066	58,747	60,381
Dilutive potential common shares from Team Member (employee) stock options	3,537	4,721	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	49,603	63,468	60,381

Basic net income (loss) per share	$0.30	$1.62	$(0.18)

Diluted net income (loss) per share	$0.27	$1.50	$(0.18)

13.     Capital stock

Share repurchase

      During the fourth quarter of fiscal 2001 we repurchased 30,000 shares of our common stock for $298,500. This repurchase of shares was enabled by the Emergency Order issued by the SEC on September 14, 2001, which granted temporary relief with respect to certain SEC rules governing issuer stock repurchases. Without this relief, we would have been precluded from repurchasing shares of our stock at that time because of our recent acquisition of Pathlight, which was accounted for as a pooling-of-interests.

Notes receivable from shareholders

      During October 2001, we entered into five separate recourse note receivable agreements with team members, four of which were Officers of ADIC, totaling $1,690,000 in connection with the exercise of options. The notes bear interest at 6.5% per annum and are repayable no later than October 2002. These notes have been included as a reduction to shareholders’ equity.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock issuance

      On September 29, 1999, we completed a follow-on public offering of 10,000,000 shares of common stock. Net proceeds of $135,567,000 were received and are being used for working capital and general corporate purposes.

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

14.     Stock-based compensation plans

      At October 31, 2001, we had four stock option plans. Since its approval by our shareholders in February 2000, the large majority of new stock option grants have been made under our 1999 Stock Incentive Compensation Plan. In addition, from time to time new stock option grants are made from our 1996 Stock Option Plan as shares become available under that plan due to cancellation or expiration of outstanding options. In addition to these two plans, we also assumed a plan in connection with our acquisition of MountainGate in September 1999 and we assumed the 1997 Pathlight Technology Plan in connection with our acquisition of Pathlight in May 2001. The 1997 Pathlight Technology Plan consisted of options to purchase 520,502 shares. Substantially all of the options granted under that plan were incentive stock options with a ten-year life that became fully vested upon the acquisition. We will not make any additional grants under the Pathlight plan.

      The terms of our 1996 Stock Option Plan and 1999 Stock Incentive Compensation Plan require the option price to be equal to the fair market value of our common stock on the date of grant. Options may be exercisable for all or part of the shares as determined by the individual option agreement; the vast majority of the options issued under these plans vest 25% per year for four years and expire five years from the date of grant. All options granted under these plans have been nonqualified stock options. As of October 31, 2001, under all of our plans, options to purchase an aggregate of 8,372,000 shares were outstanding, and options to purchase an additional 945,316 shares were authorized for future grants under the plans. Subsequent to the end of the 2001 fiscal year, in December 2001, the Company’s board of directors approved increasing the number of shares authorized for issuance under the 1999 Stock Incentive Compensation Plan by 2,000,000, subject to approval by our shareholders at the annual meeting in 2002.

      Additionally, eligible team members may purchase shares of common stock on favorable terms through payroll deductions in accordance with the Stock Purchase Plan. This plan provides that the purchase price of the stock must not be less than 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In accordance with this plan, 324,000, 105,000 and 156,000 shares of stock were issued during fiscal 1999, 2000 and 2001, respectively.

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

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss) and basic and diluted net income (loss) per share would have been reduced to the pro forma amounts indicated below.

	Years Ended October 31,

	1999	2000	2001

	(In thousands, except
	for per share data)
Net income (loss):
As reported	$13,607	$95,444	$(10,832)
Pro forma	$10,801	$86,094	$(23,559)
Basic net income (loss) per share:
As reported	$0.30	$1.62	$(0.18)
Pro forma	$0.23	$1.47	$(0.39)
Diluted net income (loss) per share:
As reported	$0.27	$1.50	$(0.18)
Pro forma	$0.22	$1.36	$(0.39)

      The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended
	October 31,

	1999	2000	2001

Weighted average risk free interest rates	5.27%	6.26%	4.58%
Expected dividend yield	0%	0%	0%
Expected volatility	84%	87%	83%
Expected lives (in years)	4	4	4

      The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value. The weighted average grant date fair value of options, applying the Black-Scholes option pricing model, granted in fiscal years 1999, 2000 and 2001 was $4.18, $14.18 and $10.17, respectively.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options granted, exercised and canceled under all of our stock option plans are summarized as follows:

		Weighted
		Average
		Exercise
	Options	Price

	(In thousands)
Balance at October 31, 1998	6,603	$1.87
Options granted	2,620	5.77
Options exercised	(1,324)	2.07
Options canceled	(752)	2.89

Balance at October 31, 1999	7,147	3.15
Options granted	3,161	19.88
Options exercised	(1,098)	2.18
Options canceled	(501)	10.88

Balance at October 31, 2000	8,709	8.91
Options granted	2,753	16.09
Options exercised	(2,563)	1.29
Options canceled	(527)	14.07

Balance at October 31, 2001	8,372	13.27

      At October 31, 2001 a total of 2,618,584 options were exercisable, the weighted average exercise price of these options was $8.17.

      The following table summarizes information about stock options outstanding at October 31, 2001:

			Options Outstanding			Options Exercisable

				Weighted	Weighted		Weighted
				Average	Average		Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price

			(In thousands)			(In thousands)
$0.1230	-	$ 3.4560	1,780	32 mos.	$2.3144	1,194	$2.0660
$4.1406	-	$ 6.2344	1,033	21 mos.	$4.6627	617	$4.6057
$11.3908	-	$16.8750	3,273	50 mos.	$13.0214	514	$13.8533
$17.1880	-	$23.2050	1,096	53 mos.	$21.1591	—	—
$27.7190	-	$33.6250	1,190	39 mos.	$30.5888	294	$30.5224

      In connection with our acquisition of Pathlight Technology, Inc. on May 11, 2001, we assumed all outstanding warrants to purchase shares of common stock of Pathlight. Accordingly, after applying the applicable conversion ratio to the outstanding Pathlight warrants, we assumed warrants providing for the issuance of an aggregate of 308,291 shares of ADIC common stock at prices ranging from $1.235 to $7.401 per share. As of October 31, 2001, 141,892 warrants remained outstanding.

15.     Profit incentive and bonus plans

      We currently have a non-contributory bonus plan for all team members except certain team members based outside the U.S. and commissioned sales staff. Distributions under the bonus plan are generally based upon a combination of team member salaries and achievement of Company performance goals. For certain high-level team members, no distributions are made under the bonus plan if financial targets are not achieved.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ADIC’s contributions to the plan totaled $2,226,000, $2,694,000 and $1,169,000 for fiscal 1999, 2000 and 2001, respectively.

16.     Commitments

Lease commitments

      As of October 31, 2001 we leased facilities in Redmond, Washington; Englewood, Colorado; Ithaca, New York; Munich, Germany; and Paris, France for administrative, sales and marketing, research and development, operations and warehouse activities. Sales and service offices are leased at various sites in the United States, Europe and Asia.

      Minimum annual rental commitments at October 31, 2001, for noncancelable operating leases, are shown in the following table:

Year Ended October 31,	Amount

(In thousands)
2002	$5,205
2003	$4,983
2004	$4,877
2005	$4,687
2006	$4,620

      Rent expense aggregated $3,132,000 in fiscal 1999, $3,515,000 in fiscal 2000 and $4,978,000 in fiscal 2001.

      During fiscal 2001 we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site which has been replaced by a larger facility.

17.     Geographic information

      Major operations outside the United States consist of ADE in France, ADIC Germany and ADIC UK, all of which are wholly owned subsidiaries. Certain information regarding operations in this geographic segment is presented in the table below. Transfers between geographic segments are made at arms-length prices consistent with rules and regulations of governing tax authorities. The profits on these transfers are not recognized until sales are made to non-affiliated customers.

      Excluded from U.S. net sales are transfers from the U.S. to ADE, ADIC Germany and ADIC UK of $31,293,000, $29,707,000 and $39,398,000 in 1999, 2000 and 2001, respectively. Included in U.S. sales are export sales to unaffiliated customers of $11,417,000, $34,063,000 and $118,493,000 in 1999, 2000 and 2001, respectively. Included in U.S. operating profit is the expense associated with the acquired in-process technology.

      Total international sales were $90,119,000, $101,857,000 and $186,714,000 in fiscal 1999, 2000 and 2001, respectively.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended October 31,

	1999	2000	2001

	(In thousands)
Net sales:
United States	$148,700	$222,502	$296,460
Europe	78,702	67,794	68,221

	$227,402	$290,296	$364,681

Long-lived assets:
United States	$22,345	$35,336	$47,517
Europe	3,202	3,306	7,445

	$25,547	$38,642	$54,962

18.     Quarterly information (unaudited)

	2000

	Q1	Q2	Q3	Q4

	(In thousands, except for per share data)
Net sales	$64,470	$68,253	$73,402	$84,171
Gross profit	$23,121	$25,218	$26,058	$32,182
Operating income	$7,074	$7,113	$6,823	$10,561
Net income	$6,264	$56,373	$16,439	$16,368
Basic net income per share	$0.10	$0.96	$0.28	$0.28
Diluted net income per share	$0.09	$0.89	$0.26	$0.26

	2001

	Q1	Q2	Q3	Q4

	(In thousands, except for per share data)
Net sales	$92,426	$96,134	$84,950	$91,171
Gross profit	$27,606	$29,984	$19,249	$24,840
Operating income (loss)	$7,250	$7,309	$(29,226)	$(892)
Net income (loss)	$6,509	$6,708	$(18,643)	$(5,406)
Basic net income (loss) per share	$0.11	$0.11	$(0.30)	$(0.09)
Diluted net income (loss) per share	$0.10	$0.11	$(0.30)	$(0.09)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      The information called for by Part III (Items 10, 11, 12 and 13) will be included in our Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of our fiscal year end, October 31, 2001.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

Index to Consolidated Financial Statements

      a. The following documents are filed as part of this report:

      (1) Financial Statements:

      All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

      b. Reports on form 8-K.

      None.

      c. Exhibits. See page 54 for index to exhibits.

INDEX TO EXHIBITS

(Item 14c)

Exhibit
Number	Description	Page

3.1	Restated Articles of Incorporation of ADIC (Exhibit 3.1)	(A)
3.2	Restated Bylaws of ADIC (Exhibit 3.2)	(A)
4.1	Rights Agreement, dated as of August 12, 1996, between ADIC and ChaseMellon Shareholders Services, L.L.C., as Rights Agent (Exhibit 4.2)	(A)
10.1	Lease Agreement and Work Letter Agreement between The Quadrant Corporation and ADIC (Exhibit 10.1)	(B)
10.2	Lease Agreement between Laguna South Exchange LLC and ADIC (Exhibit 10.1)	(C)
10.3	Lease Agreement between Opus Northwest LLC and ADIC (Exhibit 10.1)	(D)
10.4*	ADIC Bonus Plan (Exhibit 10.2)	(B)
10.5*	Amended 1997 Stock Purchase Plan (Appendix A)	(E)
10.6*	ADIC 1996 Stock Option Plan (Appendix B)	(E)
10.7*	ADIC 1999 Stock Incentive Compensation Plan	(F)
10.8*	1997 Stock Option Plan of Pathlight Technology, Inc.	(G)
10.9*	Form of Indemnification Agreements	(H)
10.10*	Schedule of Indemnification Agreement
10.11*	Form of Change of Control Agreements	(I)
10.12*	Schedule of Change of Control Agreement
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants

*	Management contract or compensatory plan or arrangement.

(A)	Incorporated by reference to designated exhibit to Form 10 Information Statement filed September 10, 1996.

(B)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

(C)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.

(D)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001.

(E)	Incorporated by reference to designated appendix of the Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders.

(F)	Incorporated by reference to Appendix A of the Proxy Statement filed in connection with the 2001 Annual Meeting of Shareholders.

(G)	Incorporated by reference to Exhibit 99.3 of Form S-8 Registration No. (333-61082) filed May 17, 2001.

(H)	Incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

(I)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

PETER H. VAN OPPEN

Peter H. van Oppen
Chairman and Chief Executive Officer

Dated: January 25, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PETER H. VAN OPPEN Peter H. van Oppen	Chairman and Chief Executive Officer	January 25, 2002

JON W. GACEK Jon W. Gacek	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 25, 2002

TOM A. ALBERG Tom A. Alberg	Director	January 25, 2002

CHRISTOPHER T. BAYLEY Christopher T. Bayley	Director	January 25, 2002

RICHARD L. MCCORMICK Richard L. McCormick	Director	January 25, 2002

JOHN W. STANTON John W. Stanton	Director	January 25, 2002

WALTER F. WALKER Walter F. Walker	Director	January 25, 2002