Form 10-Q
period 2002-01-31
ADVANCED DIGITAL INFORMATION CORP
filed 2002-03-15
CIK 770403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 0-21103

ADVANCED DIGITAL INFORMATION CORPORATION

Incorporated under the laws of the State of Washington	I.R.S. Employer Identification No. 91-1618616

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

Yes ☒    No ☐

     The total shares of common stock without par value outstanding at the end of the quarter reported is 62,264,264.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Digital Information Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	October 31,	January 31,
	2001	2002

Assets
Current assets:
Cash and cash equivalents	$155,274	$170,026
Accounts receivable, net of allowances of $1,752 in 2001 and $1,930 in 2002	82,451	86,771
Inventories, net	42,430	36,678
Marketable equity securities	23,352	15,020
Prepaid expenses and other	1,789	1,311
Income taxes receivable	9,546	5,237
Deferred income taxes	10,297	10,117

Total current assets	325,139	325,160
Property, plant and equipment, net	32,017	36,463
Service parts for maintenance, net	17,149	17,952
Deferred income taxes	7,766	8,061
Investments	11,503	10,353
Intangible and other assets	5,796	5,468

	$399,370	$403,457

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,380	$41,176
Accrued liabilities	12,573	10,874
Deferred revenue	12,772	11,890
Bank line of credit and current portion of long-term debt	3,999	2,780

Total current liabilities	67,724	66,720
Long-term debt	1,170	1,185
Commitments	—	—
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 62,264,264 issued and outstanding (61,934,277 in 2001)	221,399	224,217
Retained earnings	106,599	108,981
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(2,302)	(2,527)
Unrealized investment gains	4,780	4,881

Total shareholders’ equity	330,476	335,552

	$399,370	$403,457

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Operations

(In thousands, except for per share data)

	Three months ended
	January 31,

	2001	2002

Net sales	$92,426	$96,723
Cost of sales	64,820	72,921

Gross profit	27,606	23,802

Operating expenses:
Selling and administrative	14,154	16,338
Research and development	6,202	6,801

	20,356	23,139

Operating profit	7,250	663

Other income (expense):
Interest income	2,817	1,046
Interest expense	(81)	(60)
Gain (loss) on equity securities transactions, net	(53)	2,244
Foreign currency transaction losses, net	(237)	(279)
Other	5	(8)

	2,451	2,943

Income before provision for income taxes	9,701	3,606
Provision for income taxes	3,192	1,224

Net income	$6,509	$2,382

Basic net income per share	$0.11	$0.04

Diluted net income per share	$0.10	$0.04

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	January 31,

	2001	2002

Cash flows from operating activities:
Net income	$6,509	$2,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,037	5,475
Allowance for doubtful accounts receivable	182	494
Inventory obsolescence	642	830
(Gain) loss on equity securities transactions	53	(2,244)
Deferred income taxes	(523)	(180)
Change in assets and liabilities:
Accounts receivable	2,764	(4,678)
Inventories	(29,974)	4,547
Prepaid expenses and other	(295)	462
Service parts for maintenance	(1,324)	(4,036)
Other assets	(4)	—
Accounts payable	17,785	2,920
Accrued liabilities	(3,965)	(1,219)
Income taxes payable	(522)	5,225
Deferred revenue	2,137	(764)

Net cash provided by (used in) operating activities	(3,498)	9,214

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,361)	(6,724)
Purchase of other investments	(500)	(400)
Proceeds from equity securities transactions	1,847	11,996

Net cash provided by (used in) investing activities	(3,014)	4,872

Cash flows from financing activities:
Repayment of short-term and long-term debt	(1,022)	(1,006)
Proceeds from issuance of common stock for stock options	721	1,851

Net cash provided by (used in) financing activities	(301)	845

Effect of exchange rate changes on cash	420	(179)

Net increase (decrease) in cash and cash equivalents	(6,393)	14,752
Cash and cash equivalents at beginning of period	194,268	155,274

Cash and cash equivalents at end of period	$187,875	$170,026

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended January 31, 2002

(In thousands)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at October 31, 2001	61,934	$221,399	$106,599	$2,478	$330,476
Exercise of stock options, including tax benefit of $967	270	2,725	—	—	2,725
Exercise of warrants	60	93	—	—	93
Comprehensive income:
Net income	—	—	2,382	—	—
Unrealized investment gains:
Unrealized investment gains, net of tax of $639	—	—	—	1,188	—
Reclassification adjustment: gain included in net income, net of tax of $585	—	—	—	(1,087)	—
Foreign currency translation adjustment, net of tax of $121	—	—	—	(225)	—
Total comprehensive income	—	—	—	—	2,258

Balance at January 31, 2002	62,264	$224,217	$108,981	$2,354	$335,552

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements

January 31, 2002

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

     The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2001. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three-month period ended January 31, 2002, are not necessarily indicative of results to be expected for a full year.

Note 2. Earnings per share

     The following table sets forth the computation of basic and diluted net income per share for the three months ended January 31, 2001 and 2002:

	Three months ended
	January 31,

	2001	2002

	(In thousands, except for per share data)
Numerator:
Net income	$6,509	$2,382

Denominator:
Denominator for basic net income per share— weighted average shares	59,200	62,079
Dilutive potential common shares from Team Member (employee) stock options	4,517	2,020

Denominator for diluted net income per share— adjusted weighted average shares and assumed conversions	63,717	64,099

Basic net income per share	$0.11	$0.04

Diluted net income per share	$0.10	$0.04

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

January 31, 2002

Note 3. Inventories

     Inventories are comprised of the following:

	October 31,	January 31,
	2001	2002

	(In thousands)
Finished goods	$23,055	$21,992
Work-in-process	939	923
Raw materials	25,824	22,153

	49,818	45,068
Allowance for inventory obsolescence	(7,388)	(8,390)

	$42,430	$36,678

Note 4. Investments in marketable equity securities and other investments

     At January 31, 2002, the cost basis of marketable equity securities included as a current asset was $7,511,000 and the fair value was $15,020,000. The difference between the cost basis and fair value of $7,509,000, net of taxes of $2,628,000 is recorded as an unrealized investment gain. During the three month period ended January 31, 2002, we sold a portion of these marketable equity securities and realized a gain of $1,672,000.

     During the three month period ended January 31, 2002 we received cash of $287,000 related to the sale of calls, a derivative financial instrument that permits the purchaser of the call to buy a specified marketable equity security at a specified price. In accordance with our internal policies, we only sell calls on marketable securities we already own. We have recorded a liability of $3,988,000 at January 31, 2002, which represents the current fair market value of the calls at that time. At January 31, 2002, we have also recorded $572,000 as a component of our net gain on equity securities related to call transactions. This reflects the change in the fair market value of the related liability during the quarter plus the cash received on current period sales of calls. We will continue to record the derivative liability at fair market value until their maturity. The majority of the derivatives mature in the first half of fiscal 2002. At that time, the liability will be eliminated and the gain will be recorded as a gain on equity securities transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2001. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Such risks are detailed in our Annual Report on Form 10-K for the year ended October 31, 2001 and are incorporated herein by reference.

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

Results of Operations

     Net Sales. Net sales increased during the first quarter of fiscal 2002 to $96.7 million, an increase of 5% from $92.4 million in the comparable quarter of fiscal 2001. The $4.3 million increase in net sales is primarily due to growth in sales to our OEM customers. For the three months ended January 31, 2002 and 2001, OEM sales comprised 50% and 46% of net sales, respectively. The increase in OEM sales from the comparable period in fiscal 2001 is primarily due to strong sales growth of Scalar® products to OEM customers. Branded business declined just under 5% for the same period.

     Gross Profit. Gross profit was $23.8 million or 25% of net sales for the three months ended January 31, 2002 compared to $27.6 million or 30% of net sales for the same period in fiscal 2001. The reduction in gross profit is primarily a result of OEM sales representing a larger percentage of our total sales. OEM sales generally have lower margins. In addition, we have increased our fixed costs as they relate to infrastructure. We expect margins to improve as the branded business resumes growth.

     Selling and Administrative Expenses. Selling and administrative expenses were $16.3 million or 17% of net sales for the three months ended January 31, 2002 compared to $14.2 million or 15% of net sales for the same period in fiscal 2001. Selling and administrative expenses have increased in both absolute dollars and as a percentage of net sales due to continued efforts to expand our sales and service channels and improve our infrastructure. We expect to increase selling and administrative expenditures in absolute dollars to support new product offerings, sales and service channels and to continue improvement of our infrastructure.

     Research and Development Expenses. Research and development expenses increased 10% to $6.8 million for the first quarter of fiscal 2002 compared to $6.2 million for the first quarter of fiscal 2001. For both periods research and development spending were 7% of net sales. The increase in absolute dollars is related to added resources, additional spending related to new products and maintaining heavy investment in software and hardware product development. We believe that significant investments in research and development are required to remain competitive and to solidify our market position in intelligent storage solutions. Consequently, we expect to incur increased research and development expenses in future periods.

     Other Income (Expense). Other income was $2.9 million for the first quarter of fiscal 2002 compared to $2.5 million for the first quarter of fiscal 2001. The decrease in interest income in the three month period ended January 31, 2002, is the result of lower returns on cash balances along with a reduction of our cash balances from the comparable period in fiscal 2001. This decrease in interest income from the comparable period in fiscal 2001 was offset with an increase in other income related to the gain on equity securities transactions of $2.2 million in first quarter of fiscal 2002. In 2001, we had a loss on equity securities transactions of $53,000. Interest expense in both periods primarily relates to interest on operating credit lines through a German bank along with a loan payable to a German bank.

     Provision for Income Taxes. For the three months ended January 31, 2002 and 2001, the provision for income taxes was $1.2 million and $3.2 million, respectively. Our effective income tax rate was 34% for the first quarter of 2002 as compared to 33% in the same period of fiscal 2001. The effective tax rate includes tax expense for various federal, state and international jurisdictions.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $9.2 million for the three months ended January 31, 2002. In the comparable period of fiscal 2001, cash flows used in operating activities were $3.5 million. In fiscal 2002, operating cash was provided by net income, depreciation and amortization, a decrease in inventories and income taxes payable and was offset by increases in accounts receivable and service parts for maintenance. In fiscal 2001, operating cash was primarily used to fund increases in inventories, and was offset by net income, depreciation, other allowances and growth in accounts payable.

     Cash flows provided by investing activities were $4.9 million for the first three months of fiscal 2002. In the comparable period of fiscal 2001, cash flows used in investing activities were $3.0 million. Cash flows include proceeds from certain equity securities transactions of $12.0 million and $1.8 million for first quarter 2002 and 2001, respectively. Investments in property, plant and equipment were $6.7 million and $4.4 million during the first three months of fiscal 2002 and 2001, respectively. Capital expenditures during the first quarter of fiscal 2002 were comprised primarily of computer hardware and software to improve our infrastructure and leasehold improvements purchased for our new Englewood, Colorado facility. Both periods reflect the purchase of other investments in non-marketable securities.

     Cash flows provided by financing activities during the first three months of fiscal 2002 were $845,000, compared to $301,000 used in the first quarter of fiscal 2001. During the first quarter of fiscal 2002 and 2001, we received proceeds from the exercise of stock options of $1.9 million and $721,000, respectively. Offsetting the above proceeds in both periods were certain payments on bank lines of credit and long-term debt, which were $1.0 million in both first quarter fiscal 2002 and 2001.

     At January 31, 2002, our cash and cash equivalents totaled $170.0 million, a $14.7 million increase from $155.3 million at October 31, 2001. Our working capital, the difference between current assets and current liabilities, was $258.4 million and $257.4 million at January 31, 2002 and October 31, 2001, respectively. The ratio of current assets to current liabilities was 4.9 to 1 and 4.8 to 1 at January 31, 2002 and October 31, 2001, respectively.

     We believe that our existing cash and cash equivalents, available bank lines of credit, debt capacity and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. In addition, we have made and expect to make investments in companies with whom we have identified potential synergies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk Management

     We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures.

     The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation in the U.S. dollar would result in an approximately $110,000 increase in income before provision for income taxes for the first three months of fiscal 2002.

     At January 31, 2002, we had variable rate debt of approximately $2.6 million provided by German banks, and fixed rate debt of $1.1 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheets at January 31, 2002. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3% through November 2003. Interest on the fixed rate debt is 4.4%.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     No material pending litigation.

Item 2. Changes in Securities

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

     The shares of common stock issuable by ADIC upon exercise of the Assumed Warrants have not been registered under the Securities Act of 1933, as amended, and have been issued upon exercise of Assumed Warrants in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the Assumed Warrants were issued to, and are held by, a limited number of accredited investors. The following table sets forth information with respect to unregistered shares of ADIC common stock that were issued upon exercise of Assumed Warrants during the three months ended January 31, 2002:

Date of			Number of Shares
Sale	Purchaser	Consideration Paid	Purchased

12/12/01	RAND Capital	$83,725	54,786
01/07/02	Edward Wolf	5,998	2,533
01/07/02	James Wooden	3,748	1,583
01/10/02	Steven Schaeffer (1)	2,998	1,099

		$96,469	60,001

(1)	Assumed Warrants were exercised using the net exercise provision. Shares were withheld in payment of the aggregate exercise price. The amount shown in the consideration paid column is based on the fair value of ADIC Common Stock on the date of exercise. For Steven Schaeffer, an Assumed Warrant for 1,266 shares was exercised with 167 shares withheld.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: March 15, 2002	/s/ PETER H. VAN OPPEN
Peter H. van Oppen, Chairman and Chief Executive Officer

Dated: March 15, 2002	/s/ JON W. GACEK
Jon W. Gacek, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)