Form 10-Q
period 2002-04-30
ADVANCED DIGITAL INFORMATION CORP
filed 2002-06-12
CIK 770403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes [X]     No [   ]

     The total shares of common stock without par value outstanding at the end of the quarter reported is 62,496,273.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Digital Information Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	October 31,	April 30,
	2001	2002

Assets
Current assets:
Cash and cash equivalents	$155,274	$178,877
Accounts receivable, net of allowances of $1,752 in 2001 and $1,731 in 2002	82,451	81,627
Inventories, net	42,430	32,112
Marketable equity securities	23,352	1,554
Prepaid expenses and other	1,789	1,591
Income taxes receivable	9,546	5,923
Deferred income taxes	10,297	12,577

Total current assets	325,139	314,261
Property, plant and equipment, net of accumulated depreciation of $14,783 in 2001 and $18,748 in 2002	32,017	42,992
Service parts for maintenance, net	17,149	19,143
Deferred income taxes	7,766	8,087
Investments	11,503	11,353
Intangible and other assets, net of accumulated amortization of $3,255 in 2001 and $3,207 in 2002	5,796	5,504

	$399,370	$401,340

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,380	$34,901
Accrued liabilities	12,573	12,541
Deferred revenue	12,772	12,906
Bank line of credit and current portion of long-term debt	3,999	2,893

Total current liabilities	67,724	63,241
Long-term debt	1,170	1,157
Commitments	—	—
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 62,496,273 issued and outstanding (61,934,277 in 2001)	221,399	227,363
Retained earnings	106,599	111,488
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(2,302)	(2,421)
Unrealized investment gains	4,780	512

Total shareholders’ equity	330,476	336,942

	$399,370	$401,340

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Operations

(In thousands, except for per share data)

	Three months ended		Six months ended
	April 30,		April 30,

	2001	2002	2001	2002

Net sales	$96,134	$80,687	$188,560	$177,410
Cost of sales	66,150	59,696	130,970	132,617

Gross profit	29,984	20,991	57,590	44,793

Operating expenses:
Selling and administrative	15,835	17,485	29,989	33,823
Research and development	6,840	7,269	13,042	14,070
V-Stor acquisition costs	—	1,475	—	1,475

	22,675	26,229	43,031	49,368

Operating profit (loss)	7,309	(5,238)	14,559	(4,575)

Other income (expense):
Interest income	1,923	961	4,740	2,007
Interest expense	(93)	(59)	(174)	(119)
Gain on equity securities transactions, net	1,158	5,935	1,105	8,179
Foreign currency transaction gains (losses), net	45	360	(192)	81
Other	—	69	5	61

	3,033	7,266	5,484	10,209

Income before provision for income taxes	10,342	2,028	20,043	5,634
Provision (benefit) for income taxes	3,634	(479)	6,826	745

Net income	$6,708	$2,507	$13,217	$4,889

Basic net income per share	$0.11	$0.04	$0.22	$0.08

Diluted net income per share	$0.11	$0.04	$0.21	$0.08

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	April 30,

	2001	2002

Cash from operating activities:
Net income	$13,217	$4,889
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,041	7,377
Allowance for doubtful accounts receivable	171	330
Inventory obsolescence	326	1,948
Gain on equity securities transactions	(1,114)	(8,179)
In-process research and development	—	1,200
Deferred income taxes	(946)	(304)
Tax benefit from exercise of stock options	761	2,029
Other	5	12
Change in assets and liabilities:
Accounts receivable	(15,698)	280
Inventories	(23,032)	8,306
Prepaid expenses and other	(1,871)	201
Service parts for maintenance	(5,373)	(4,063)
Other assets	(4)	(11)
Accounts payable	(7,581)	750
Accrued liabilities	(3,332)	(51)
Income taxes payable	(3,132)	3,649
Deferred revenue	2,486	130

Net cash provided by (used in) operating activities	(39,076)	18,493

Cash from investing activities:
Purchase of property, plant and equipment	(8,197)	(15,624)
Purchase of other investments	(500)	(2,900)
Proceeds from equity securities transactions	3,094	20,726

Net cash provided by (used in) investing activities	(5,603)	2,202

Cash from financing activities:
Repayment of short-term and long-term debt	(1,101)	(1,078)
Proceeds from issuance of common stock for stock options and stock purchase plan	2,123	3,935

Net cash provided by financing activities	1,022	2,857

Effect of exchange rate changes on cash	216	51

Net increase (decrease) in cash and cash equivalents	(43,441)	23,603
Cash and cash equivalents at beginning of period	194,268	155,274

Cash and cash equivalents at end of period	$150,827	$178,877

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended April 30, 2002

(In thousands)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at October 31, 2001	61,934	$221,399	$106,599	$2,478	$330,476
Purchases under stock purchase plan	101	1,042	—	—	1,042
Exercise of stock options, including tax benefit of $2,029	401	4,829	—	—	4,829
Exercise of warrants	60	93	—	—	93
Comprehensive income:
Net income	—	—	4,889	—	—
Unrealized investment gains:
Unrealized investment losses, net of tax of $1,018	—	—	—	(1,891)	—
Reclassification adjustment: gain included in net income, net of tax of $1,280	—	—	—	(2,377)	—
Foreign currency translation adjustment, net of tax of $64	—	—	—	(119)	—
Total comprehensive income	—	—	—	—	502

Balance at April 30, 2002	62,496	$227,363	$111,488	$(1,909)	$336,942

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements

April 30, 2002

Note 1. Basis of presentation

     The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries. All significant intercompany transactions, balances and profits have been eliminated in consolidation.

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

     The accompanying consolidated financial statements are unaudited and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2001. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the six-month period ended April 30, 2002, are not necessarily indicative of results to be expected for a full year.

Note 2. Acquisition of V-Stor

     On March 14, 2002, we acquired the intellectual property and assets and hired the engineering and product management personnel of V-Stor LLC, a privately held company based in California. V-Stor develops disk-based data protection products for the open systems market. The V-Stor development effort includes software that allows disk-based storage to look and act like tape systems to traditional backup applications in order to allow disk to be utilized easily in existing data protection systems. The V-Stor technology will be integrated into new products, including products that combine disk and tape for backup. Expenses related to our acquisition of V-Stor were $1.5 million for the three and six months ended April 30, 2002. These one-time acquisition charges relate to acquired in-process research and development and compensation to V-Stor personnel. The acquired technology had not reached technological feasibility and has no alternative future use.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

April 30, 2002

Note 3. Earnings per share

     The following table sets forth the computation of basic and diluted net income per share for the three months and six months ended April 30, 2001 and 2002:

	Three months ended		Six months ended
	April 30,		April 30,

	2001	2002	2001	2002

	(In thousands, except for per share data)
Numerator:
Net income	$6,708	$2,507	$13,217	$4,889

Denominator:
Denominator for basic net income per share—weighted average shares	60,944	62,396	60,875	62,235
Dilutive potential common shares from Team Member (employee) stock options and warrants	2,596	1,428	3,557	1,724

Denominator for diluted net income per share—adjusted weighted average shares and assumed conversions	63,540	63,824	64,432	63,959

Basic net income per share	$0.11	$0.04	$0.22	$0.08

Diluted net income per share	$0.11	$0.04	$0.21	$0.08

Note 4. Inventories

Inventories are comprised of the following:

	October 31,	April 30,
	2001	2002

	(In thousands)
Finished goods	$23,055	$23,508
Work-in-process	939	585
Raw materials	25,824	17,790

	49,818	41,883
Allowance for inventory obsolescence	(7,388)	(9,771)

	$42,430	$32,112

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

April 30, 2002

Note 5. Investments in marketable equity securities and other investments

     At April 30, 2002, the cost basis of marketable equity securities included as a current asset was $766,000 and the fair value was $1,554,000. The difference between the cost basis and fair value of $788,000, net of taxes of $276,000 is recorded as an unrealized investment gain. During the three month and six month periods ended April 30, 2002, we sold a portion of these marketable equity securities and realized a gain of $1,985,000 and $3,657,000, respectively.

     During the six month period ended April 30, 2002 we received cash of $287,000 related to the sale of calls, a derivative financial instrument that permits the purchaser of the call to buy a specified marketable equity security at a specified price. In accordance with our internal policies, we only sell calls on marketable securities we already own. We have recorded a liability of $38,000 at April 30, 2002, which represents the current fair market value of the calls at that time. For the three month and six month periods ended April 30, 2002, we have also recorded $3,950,000 and $4,522,000, respectively, as a component of our net gain on equity securities related to call transactions. This reflects the change in the fair market value of the related liability during the six months plus the cash received on current period sales of calls. We will continue to record the derivative liability at fair market value until maturity in June 2002.

Note 6. Share repurchase

     During May and June 2002 we repurchased 123,000 shares of our common stock for $987,690 under the authorization of our Board of Directors.

Note 7. Recent accounting pronouncements

     In April 2002, the FASB issued Statement of Financial Account Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for ADIC commencing with its 2003 fiscal year. The provisions of SFAS No. 145 related to the rescission of SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

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

     The following discussion and analysis has been prepared utilizing the restated combined financial statements as if Pathlight was a wholly owned subsidiary of ADIC since inception. The combined information is not necessarily indicative of the actual results of operations had the acquisition occurred at the beginning of the periods, nor should it be used to project the Company’s results of operations for any future date or period.

Results of Operations

     Net Sales. Net sales decreased during the second quarter of fiscal 2002 to $80.7 million, a decrease of 16% from $96.1 million in the comparable quarter of fiscal 2001. Net sales for the six months ended April 30, 2002 were $177.4 million, a decrease of 6% from $188.6 million during the six months ended April 30, 2001. The decrease in both comparison periods is primarily due to a decline in sales to our branded customers. Revenue from branded customers was $44.2 million in the second quarter of fiscal 2002 as compared to $59.3 million in the second quarter of fiscal 2001. For the six months ended April 30, 2002 and 2001, branded sales were $92.1 million and $109.6 million, respectively. The decrease in branded sales from the comparable periods in fiscal 2001 is believed to be primarily due to weak economic conditions affecting branded customers. OEM business during the second quarter of fiscal 2002 declined just under 1% from the second quarter of fiscal 2001. During the six months ended April 30, 2002, revenue from OEM customers increased 8% compared to the six months ended April 30, 2001. This increase is primarily due to strong sales growth of new Scalar® product offerings to OEM customers. Weak economic conditions contributed to a decline in OEM revenues from $48.8 million in the first quarter of fiscal 2002 to $36.5 million in the second quarter of fiscal 2002.

     Gross Profit. Gross profit was $21.0 million or 26% of net sales for the three months ended April 30, 2002 compared to $30.0 million or 31% of net sales for the same period in fiscal 2001. For the six months ended April 30, 2002, gross profit was $44.8 million or 25% of net sales compared to $57.6 million or 31% of net sales for the same period in fiscal 2001. The reduction in gross profit is primarily a result of OEM sales representing a larger percentage of our total sales. OEM sales generally have lower margins. In addition, we have increased our fixed costs as they relate to infrastructure. We expect margins to improve as more of our products incorporate either software or proprietary connectivity solutions.

     Selling and Administrative Expenses. Selling and administrative expenses were $17.5 million or 22% of net sales for the three months ended April 30, 2002 compared to $15.8 million or 16% of net sales for the same period in fiscal 2001. For the six month period ended April 30, 2002, selling and administrative expenses were $33.8 million or 19% of net sales compared to $30.0 million of 16% of net sales for the same period in fiscal 2001. Selling and administrative expenses have increased in both absolute dollars and as a percentage of net sales due to continued efforts to expand our sales and service channels and improve our infrastructure. We expect some moderate increase in selling and administrative expenses to support new product offerings, sales and service channels and to continue improvement of our infrastructure.

     Research and Development Expenses. Research and development expenses were $7.3 million or 9% of net sales for the second quarter of fiscal 2002 compared to $6.8 million or 7% of net sales for the second quarter of fiscal 2001. During the six months ended April 30, 2002, we incurred research and development expenses of $14.1 million or 8% of net sales compared to $13.0 million or 7% of net sales for the same period in fiscal 2001. The increases in absolute dollars in fiscal 2002 are related to added resources, additional spending related to new products and maintaining heavy investment in software and hardware product development. We believe that significant investments in research and development are required to remain competitive and to solidify our market position in intelligent storage solutions. Consequently, we expect to incur increased research and development expenses in future periods.

     Acquisition Expenses. Expenses related to our acquisition of V-Stor were $1.5 million for the three and six months ended April 30, 2002. These one-time acquisition charges relate to acquired in-process research and development and compensation to V-Stor personnel.

     Other Income (Expense). Other income was $7.3 million for the second quarter of fiscal 2002 compared to $3.0 million for the second quarter of fiscal 2001. For the six months ended April 30, 2002, other income was $10.2 million compared to $5.5 million for the same period in fiscal 2001. The decrease in interest income in both the three months and six months ended April 30, 2002 is the result of lower returns on cash balances from the comparable periods in fiscal 2001. This decrease in interest income from the comparable periods in fiscal 2001 was offset by an increase in the gain on equity securities transactions to $5.9 million and $8.2 million, respectively, in the first three months and six months of fiscal 2002. In the comparable periods in fiscal 2001, we had a gain on equity securities transactions of $1.2 million and $1.1 million, respectively. Interest expense in both periods primarily relates to interest on operating credit lines through a German bank along with a loan payable to a German bank. As of April 30, 2002, we have sold the majority of our marketable equity securities. As a result, we expect other income to decrease in future periods as gains on equity securities transactions diminish.

     Provision (Benefit) for Income Taxes. For the three months ended April 30, 2002, income tax benefit was $479,000 compared to income tax expense of $3.6 million for the comparable period in fiscal 2001. Income tax expense was $745,000 for the six months ended April 30, 2002 compared to $6.8 million for the six months ended April 30, 2001. The effective income tax rates for the three and six months ended April 30, 2002 were a benefit of 24% and an expense of 13%, respectively. The effective tax rates for the comparable periods in fiscal 2001 were 35% and 34%, respectively. The lower effective tax rates in fiscal 2002 reflect reduced income relative to non-taxable items and tax credits, which together, result in a lower expected tax rate for the year. The effective tax rate includes tax expense for various federal, state and international jurisdictions.

Liquidity and Capital Resources

     Cash provided by operating activities was $18.5 million for the six months ended April 30, 2002. In the comparable period of fiscal 2001, cash used in operating activities was $39.1 million. In fiscal 2002, operating cash was provided by net income, depreciation and amortization, decreases in inventories and income taxes receivable and was offset by gains on equity security transactions and an increase in service parts for maintenance. In fiscal 2001, operating cash was primarily used to fund increases in accounts receivable, inventories and service parts for maintenance, decreases in accounts payable and accrued liabilities and was offset by net income and depreciation.

     Cash provided by investing activities was $2.2 million for the first six months of fiscal 2002. In the comparable period of fiscal 2001, cash used in investing activities was $5.6 million. Cash inflows include proceeds from certain equity securities transactions of $20.7 million and $3.1 million for the first six months of 2002 and 2001, respectively. Investments in property, plant and equipment were $15.6 million and $8.2 million during the first six months of fiscal 2002 and 2001, respectively. Capital expenditures during the first six months of fiscal 2002 were comprised primarily of computer hardware and software to improve our infrastructure, leasehold improvements purchased for our new Englewood, Colorado facility and tooling and equipment related to new product introductions. Both periods reflect the purchase of other investments in non-marketable securities.

     Cash provided by financing activities during the first six months of fiscal 2002 was $2.9 million, compared to $1.0 million provided in the first six months of fiscal 2001. During the first six months of fiscal 2002 and 2001, we received proceeds from the exercise of stock options and purchases under the stock purchase plan of $3.9 million and $2.1 million, respectively. Offsetting the above proceeds in both periods were certain payments on bank lines of credit and long-term debt, which were $1.1 million in both six month periods.

     At April 30, 2002, our cash and cash equivalents totaled $178.9 million, a $23.6 million increase from $155.3 million at October 31, 2001. Our working capital, the difference between current assets and current liabilities, was $251.0 million and $257.4 million at April 30, 2002 and October 31, 2001, respectively. The ratio of current assets to current liabilities was 5.0 to 1 and 4.8 to 1 at April 30, 2002 and October 31, 2001, respectively.

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

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for ADIC commencing with its 2003 fiscal year. The provisions of SFAS No. 145 related to the rescission of SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15,

2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer promotional offers, sales returns, bad debts, inventories, warranty costs, investments, intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We record estimated reductions to revenue for customer promotional offers including special pricing agreements, price protection, stock rotation and volume-based incentives at the time of shipment based upon the expected rate of occurrence. If market conditions were to decline, we may take actions to increase customer promotional offers possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

     We record an allowance for sales returns for our estimates of expected customer product returns. Should actual return rates differ from our estimates, revisions to our sales return allowance may be necessary.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If technology rapidly changes or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

     We hold equity interests in companies having operations or technology in areas within our strategic focus, some of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

     We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We record an impairment charge when we determine that the carrying value of intangibles and goodwill may not be recoverable. Upon implementation of SFAS No. 142, “Goodwill and Other Intangible Assets” at the beginning of fiscal 2003, we will cease to amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in fiscal 2003 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of fiscal 2003. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

     We do not currently record a valuation allowance to reduce our deferred tax assets because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk Management

     We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures.

     The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation in the U.S. dollar would result in an approximately $52,000 increase in income before provision for income taxes for the first six months of fiscal 2002.

     At April 30, 2002, we had variable rate debt of approximately $2.7 million provided by German banks, and fixed rate debt of $1.1 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at April 30, 2002. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3% through November 2003. Interest on the fixed rate debt is 4.4%.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     No material pending litigation.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At its annual meeting on March 12, 2002 duly called and with proxies solicited, 54,645,246 shares were represented in person or by proxy constituting 87.82 percent of the outstanding shares. There were 62,221,640 shares of the Company’s common stock outstanding and entitled to vote at the annual meeting.

i. The proposal to amend the Advanced Digital Information Corporation 1999 Stock Incentive Compensation Plan was approved. It received the following votes (there were no broker non-votes):

		Percent of Votes
	Votes	For/Against

For	42,087,056	77.02%
Against	12,389,224	22.67%
Abstain	168,966	.31%

ii. Two directors were reelected to the Board, each to hold office for three-year terms. The nominees received the following votes (there were no broker non-votes):

	Number of	Number of
Nominee	Votes For	Votes Withheld

John W. Stanton	53,970,344	674,902
Peter H. van Oppen	44,253,335	10,391,911

     Tom A. Alberg, Christopher T. Bayley, Richard L. McCormick and Walter F. Walker had continuing terms as directors.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: June 12, 2002	PETER H. VAN OPPEN

Peter H. van Oppen, Chairman and Chief Executive Officer

Dated: June 12, 2002	JON W. GACEK

Jon W. Gacek, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)