Form 10-Q
period 2002-07-31
ADVANCED DIGITAL INFORMATION CORP
filed 2002-09-16
CIK 770403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

or

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

Yes  ☒    No  ☐

               The total shares of common stock without par value outstanding at the end of the quarter reported is 62,401,306.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Advanced Digital Information Corporation

Consolidated Balance Sheets
(In thousands, except for share data)

	October 31,	July 31,
	2001	2002

Assets
Current assets:
Cash and cash equivalents	$155,274	$131,449
Accounts receivable, net of allowances of $1,752 in 2001 and $2,185 in 2002	82,451	70,108
Inventories, net	42,430	32,779
Short-term marketable securities	23,352	29,039
Prepaid expenses and other	1,789	2,395
Income taxes receivable	9,546	7,951
Deferred income taxes	10,297	12,587

Total current assets	325,139	286,308
Property, plant and equipment, net of accumulated depreciation of $14,783 in 2001 and $22,517 in 2002	32,017	46,731
Service parts for maintenance, net of accumulated amortization of $9,708 in 2001 and $13,807 in 2002	17,149	19,905
Deferred income taxes	7,766	8,505
Long-term marketable securities	1,550	15,150
Investments	9,953	11,353
Intangible and other assets, net of accumulated amortization of $3,255 in 2001 and $3,538 in 2002	5,796	5,215

	$399,370	$393,167

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,380	$29,671
Accrued liabilities	12,573	12,324
Deferred revenue	12,772	15,486
Bank line of credit and current portion of long-term debt	3,999	2,623

Total current liabilities	67,724	60,104
Long-term debt	1,170	1,181
Commitments	—	—
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 62,401,306 issued and outstanding (61,934,277 in 2001)	221,399	224,736
Retained earnings	106,599	109,373
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(2,302)	(2,029)
Unrealized investment gains (losses)	4,780	(198)

Total shareholders’ equity	330,476	331,882

	$399,370	$393,167

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation
Consolidated Statements of Operations
(In thousands, except for per share data)

	Three months ended		Nine months ended
	July 31,		July 31,

	2001	2002	2001	2002

Net sales	$84,950	$75,999	$273,509	$253,409
Cost of sales	61,592	53,789	192,561	186,406
Pathlight acquisition costs	4,109	—	4,109	—

Gross profit	19,249	22,210	76,839	67,003

Operating expenses:
Selling and administrative	15,945	19,221	45,539	53,044
Research and development	7,113	8,196	20,155	22,266
Crossroads settlement costs	16,580	—	16,974	—
Acquisition expenses	8,837	—	8,837	1,475

	48,475	27,417	91,505	76,785

Operating loss	(29,226)	(5,207)	(14,666)	(9,782)

Other income (expense):
Interest income	1,611	777	6,347	2,784
Interest expense	(37)	(63)	(210)	(182)
Gain on marketable securities transactions, net	2,258	38	3,371	8,217
Foreign currency transaction gains (losses), net	135	835	(57)	916
Other	—	(89)	—	(28)

	3,967	1,498	9,451	11,707

Income (loss) before provision (benefit) for income taxes	(25,259)	(3,709)	(5,215)	1,925
Provision (benefit) for income taxes	(6,616)	(1,594)	210	(849)

Net income (loss)	$(18,643)	$(2,115)	$(5,425)	$2,774

Basic net income (loss) per share	$(0.30)	$(0.03)	$(0.09)	$0.04

Diluted net income (loss) per share	$(0.30)	$(0.03)	$(0.09)	$0.04

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	July 31,

	2001	2002

Cash from operating activities:
Net income (loss)	$(5,425)	$2,774
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,730	11,542
Allowance for doubtful accounts receivable	85	802
Inventory obsolescence	2,828	2,907
Gain on marketable securities transactions	(3,371)	(8,217)
Acquired in-process research and development	—	1,200
Deferred income taxes	(131)	(327)
Tax benefit from exercise of stock options	1,784	2,233
Other	475	3
Change in assets and liabilities:
Accounts receivable	(6,262)	10,800
Inventories	(25,706)	7,277
Prepaid expenses and other	(120)	(562)
Service parts for maintenance	(7,144)	(5,533)
Other assets	(4)	(14)
Accounts payable	7,470	(4,705)
Accrued liabilities	(4,833)	(670)
Income taxes receivable	(15,882)	1,816
Deferred revenue	3,523	2,365

Net cash provided by (used in) operating activities	(43,983)	23,691

Cash from investing activities:
Purchase of property, plant and equipment	(11,344)	(21,740)
Purchase of marketable securities	—	(43,727)
Purchase of other investments	(500)	(2,934)
Proceeds from marketable securities transactions	14,170	20,726

Net cash provided by (used in) investing activities	2,326	(47,675)

Cash from financing activities:
Repayment of short-term and long-term debt	(2,106)	(1,652)
Repurchase of common stock	—	(3,430)
Proceeds from issuance of common stock for stock options and stock purchase plan	3,162	4,534

Net cash provided by (used in) financing activities	1,056	(548)

Effect of exchange rate changes on cash	134	707

Net decrease in cash and cash equivalents	(40,467)	(23,825)
Cash and cash equivalents at beginning of period	194,268	155,274

Cash and cash equivalents at end of period	$153,801	$131,449

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation
Consolidated Statements of Changes in Shareholders’ Equity
Nine months ended July 31, 2002
(In thousands)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at October 31, 2001	61,934	$221,399	$106,599	$2,478	$330,476
Repurchase of common stock	(441)	(3,430)	—	—	(3,430)
Purchases under stock purchase plan	101	1,042	—	—	1,042
Exercise of stock options, including tax benefit of $2,233	756	5,582	—	—	5,582
Exercise of warrants	106	143	—	—	143
Cancellation of Pathlight escrow shares	(55)	—	—	—	—
Comprehensive income:
Net income	—	—	2,774	—	—
Unrealized investment gains:
Unrealized investment losses, net of tax of $1,400	—	—	—	(2,601)	—
Reclassification adjustment: gain included in net income, net of tax of $1,280	—	—	—	(2,377)	—
Foreign currency translation adjustment, net of tax of ($147)	—	—	—	273	—
Total comprehensive loss	—	—	—	—	(1,931)

Balance at July 31, 2002	62,401	$224,736	$109,373	$(2,227)	$331,882

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation
Notes to Interim Consolidated Financial Statements
July 31, 2002

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

               The accompanying consolidated financial statements are unaudited and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2001. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the nine-month period ended July 31, 2002, are not necessarily indicative of results to be expected for a full year.

Note 2.   Acquisition of V-Stor

               On March 14, 2002, we acquired the intellectual property and assets and hired the engineering and product management personnel of V-Stor LLC, a privately held company based in California. V-Stor develops disk-based data protection products for the open systems market. The V-Stor development effort includes software that allows disk-based storage to look and act like tape systems to traditional backup applications in order to allow disk to be utilized easily in existing data protection systems. The V-Stor technology will be integrated into new products, including products that combine disk and tape for backup. Expenses related to our acquisition of V-Stor were $1.5 million for the nine months ended July 31, 2002. These one-time acquisition charges relate to acquired in-process research and development and compensation to V-Stor personnel. The acquired technology had not reached technological feasibility and has no alternative future use. The valuation of the acquired in-process research and development is based on our estimates and a valuation by a third-party appraiser.

Advanced Digital Information Corporation
Notes to Interim Consolidated Financial Statements (Continued)
July 31, 2002

Note 3.   Earnings per share

               The following table sets forth the computation of basic and diluted net income (loss) per share for the three months and nine months ended July 31, 2001 and 2002:

	Three months ended		Nine months ended
	July 31,		July 31,

	2001	2002	2001	2002

	(In thousands, except for per share data)

Numerator:
Net income (loss)	$(18,643)	$(2,115)	$(5,425)	$2,774

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	61,331	62,546	59,958	62,340
Dilutive potential common shares from Team Member (employee) stock options and warrants	—	—	—	1,414

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	61,331	62,546	59,958	63,754

Basic net income (loss) per share	$(0.30)	$(0.03)	$(0.09)	$0.04

Diluted net income (loss) per share	$(0.30)	$(0.03)	$(0.09)	$0.04

Note 4.   Inventories

               Inventories are comprised of the following:

	October 31,	July 31,
	2001	2002

	(In thousands)

Finished goods	$23,055	$27,062
Work-in-process	939	692
Raw materials	25,824	15,775

	49,818	43,529
Allowance for inventory obsolescence	(7,388)	(10,750)

	$42,430	$32,779

Advanced Digital Information Corporation
Notes to Interim Consolidated Financial Statements (Continued)
July 31, 2002

Note 5.   Investments in marketable securities and other investments

               At July 31, 2002, the cost basis of marketable securities was $44,493,000 and the fair value was $44,189,000. Short-term marketable securities had a cost basis of $29,343,000 and a fair value of $29,039,000, and long-term marketable securities had a cost basis and fair value of $15,150,0000. The difference between the cost basis and fair value of $304,000, net of taxes of $106,000 is recorded as an unrealized investment loss. At July 31, 2002, the fair value of marketable securities comprised equity securities of $415,000 and debt securities of $43,774,000. These debt securities consist of investment-grade government and commercial securities purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. The objectives of our cash management policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. During the nine month period ended July 31, 2002, we sold a portion of our marketable securities and realized a gain of $3,657,000. No marketable securities were sold during the quarter ended July 31, 2002.

               During the nine month period ended July 31, 2002 we received cash of $287,000 related to the sale of calls, a derivative financial instrument that permits the purchaser of the call to buy a specified marketable security at a specified price. In accordance with our internal policies, we only sell calls on marketable securities we already own. For the three month and nine month periods ended July 31, 2002, we have recorded $38,000 and $4,560,000, respectively, as a component of our net gain on securities related to call transactions. This reflects the change in the fair market value of the related liability during the nine months plus the cash received on current period sales of calls. We did not hold any calls as of July 31, 2002.

Note 6.   Share repurchase

               During the three months ended July 31, 2002, we repurchased 441,000 shares of our common stock for $3,430,000. A total share repurchase of up to four million shares has been authorized by our Board of Directors.

Note 7.   Recent accounting pronouncements

               In June 2002, the FASB issued Statement of Financial Account Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This SFAS requires that a liability for a cost associated with an exit or disposal activity be recorded at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

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

General

               We provide hardware and software-based data storage solutions to the open systems marketplace. Our storage solutions integrate into a wide range of rapidly evolving network computing environments and are designed to enable organizations to organize, protect and retrieve complex mission-critical data. We design, manufacture, sell and support specialized data storage hardware and software products and provide related services. Currently, we derive substantially all of our revenue from the sale of storage libraries, connectivity and management products and related services and support. We distribute our products primarily through value-added resellers (VARs), distributors and original equipment manufacturers (OEMs), and also sell directly to large end users.

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

Results of Operations

               Net Sales. Net sales during the third quarter of fiscal 2002 were $76.0 million, a decrease of 11% from $85.0 million in the comparable quarter of fiscal 2001. Net sales for the nine months ended July 31, 2002 were $253.4 million, a decrease of 7% from $273.5 million during the nine months ended July 31, 2001. The decrease in revenue in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 is primarily due to a decline in sales to our OEM customers, which dropped 18% to $29.6 million during the three months ended July 31, 2002 from $35.9 million during the comparative quarter in the prior year. We believe these changes in OEM revenue are reflective of normal product cycles and current market conditions. The decrease in revenue for the nine months ended July 31, 2002 compared to the nine months ended July 31, 2001 is primarily due to lower sales to branded customers. For the nine months ended July 31, 2002 and 2001, branded sales were $138.5 million and $158.7 million, respectively. This decrease in branded sales from the comparable period in fiscal 2001 is believed to be primarily due to weak economic conditions affecting branded customers.

               Cost of Sales. Cost of sales was $53.8 million and $61.6 million for the three month periods ended July 31, 2002 and 2001, respectively. During the nine month periods ended July 31, 2002 and 2001, cost of sales was $186.4 million and $192.6 million, respectively. As a percentage of net sales, cost of sales was 71% and 73% for the third quarter of 2002 and 2001, respectively. For the nine month periods ended July 31, 2002 and 2001, cost of sales as a percentage of net sales was 74% and 70%, respectively. The decrease in cost of sales as a percentage of net sales during the three months ended July 31, 2002 compared to the three months ended July 31, 2001 is primarily the result of an improved product mix more heavily weighted toward higher margin products that include elements of our proprietary storage management software and connectivity technology. The shift toward these types of products also drove the increase in gross margin from 26% during the second quarter of 2002 to 29% during the third quarter of 2002 on a decrease in sales of $4.7 million or 6% on a sequential quarter basis. The increase in cost of sales as a percentage of net sales during the nine months ended July 31, 2002 compared to the nine months ended July 31, 2001 is primarily attributable to branded sales, which usually have higher gross margins, representing a smaller percentage of our net sales during the first nine months of 2002 compared to 2001. In addition, we have increased our fixed costs as they relate to infrastructure.

               Acquisition Costs. During the quarter ended July 31, 2001, we incurred a one-time charge reducing gross profit by $4.1 million for the write-off of certain inventory deemed non-salable due to the Pathlight merger and an accrual for contractual liability to a third party. In addition, we incurred charges of $8.8 million, which are included in operating expenses for the quarter ended July 31, 2001, for investment banker and financial advisory fees, other professional fees, team member costs which relate to termination of certain team members with redundant job functions and relocation costs, and other Pathlight merger related expenses. During the nine months ended July 31, 2002, we incurred one-time charges of $1.5 million for acquired in-process research and development and compensation to personnel in connection with our acquisition of V-Stor.

               Selling and Administrative Expenses. Selling and administrative expenses were $19.2 million or 25% of net sales for the three months ended July 31, 2002 compared to $15.9 million or 19% of net sales for the comparative period in 2001. For the nine month period ended July 31, 2002, selling and administrative expenses were $53.0 million or 21% of net sales compared to $45.5 million of 17% of net sales for the same period in fiscal 2001. Selling and administrative expenses have increased in both absolute dollars and as a percentage of net sales due to continued efforts to improve our infrastructure and expand our sales and service channels to support new product offerings. Increased sales of more complex higher margin products is expected to require continued growth in selling and administrative costs.

               Research and Development Expenses. Research and development expenses were $8.2 million or 11% of net sales for the third quarter of fiscal 2002 compared to $7.1 million or 8% of net sales for the third quarter of fiscal 2001. During the nine months ended July 31, 2002, we incurred research and development expenses of $22.3 million or 9% of net sales compared to $20.2 million or 7% of net sales for the same period in fiscal 2001. The increases in absolute dollars in fiscal 2002 reflect our strategy to maintain heavy investments in software and hardware product development and relate to added personnel resources and additional spending related to new products. We believe that significant investments in research and development are required to remain competitive and to solidify our market position. Further, we believe the potential for growth in the market for storage solutions is sufficient to justify continued expansion in our research and development expenses.

               Other Income (Expense). Net other income primarily consists of interest income, gains on marketable securities and foreign currency transaction gains and losses. Other income was $1.5 million for the third quarter of fiscal 2002 compared to $4.0 million for the third quarter of fiscal 2001. For the nine months ended July 31, 2002, other income was $11.7 million compared to $9.5 million for the same period in fiscal 2001. The decrease in interest income in both the three months and nine months ended July 31, 2002 is the result of lower returns on cash balances from the comparable periods in fiscal 2001. This decrease in interest income was partially offset by an increase in foreign currency transaction gains resulting from stronger European currencies. During the three months ended July 31, 2002 and 2001, other income includes gains on certain marketable equity securities transactions of $38,000 and $2.3 million, respectively. These marketable securities gains were $8.2 million and $3.4 million for the nine months ended July 31, 2002 and 2001, respectively. Interest expense primarily relates to interest on operating credit lines through a German bank along with a loan payable to a German bank. We expect other income to decrease in future periods as gains on securities transactions diminish.

                Provision (Benefit) for Income Taxes. For the three months ended July 31, 2002, income tax benefit was $1.6 million compared to $6.6 million for the comparable period in fiscal 2001. Income tax benefit was $849,000 for the nine months ended July 31, 2002 compared to an income tax expense of $210,000 for the nine months ended July 31, 2001. The effective income tax rates for the three and nine months ended July 31, 2002 were benefits of 43% and 44%, respectively. The effective tax rates for the comparable periods in fiscal 2001 were a benefit of 26% and an expense of 4%, respectively. The tax benefits in fiscal 2002 reflect reduced income relative to estimated research and development credits, extraterritorial income exclusions and income from tax-exempt investments. The effective tax rate includes tax expense for federal and various state and international jurisdictions.

Liquidity and Capital Resources

               Cash provided by operating activities was $23.7 million for the nine months ended July 31, 2002. In the comparable period of fiscal 2001, cash used in operating activities was $44.0 million. In fiscal 2002, operating cash was provided by net income, depreciation and amortization, decreases in accounts receivable and inventories and increases in deferred revenue and was offset by an increase in service parts for maintenance and a decrease in accounts payable. In fiscal 2001, operating cash was primarily used to fund the net loss, increases in accounts receivable, inventories, service parts for maintenance and income taxes receivable and a decrease in accrued liabilities and was offset by depreciation and amortization and an increase in accounts payable.

               Cash used in investing activities was $47.7 million for the first nine months of fiscal 2002. In the comparable period of fiscal 2001, cash provided by investing activities was $2.3 million. Cash inflows include proceeds from certain marketable securities transactions of $20.7 million and $14.2 million for the first nine months of 2002 and 2001, respectively. The nine months ended July 31, 2002 included the purchase of $43.7 million of investment-grade marketable debt securities purchased in accordance with our cash management policy. Investments in property, plant and equipment were $21.7 million and $11.3 million during the first nine months of fiscal 2002 and 2001, respectively. Capital expenditures during the first nine months of fiscal 2002 were comprised primarily of computer hardware and software to improve our infrastructure, leasehold improvements purchased for our new Englewood, Colorado facility and tooling and equipment related to new product introductions. Both periods reflect the purchase of other investments in non-marketable securities, typically in non-public technology businesses.

               Cash used in financing activities during the first nine months of fiscal 2002 was $548,000. Cash provided by financing activities was $1.1 million in the first nine months of fiscal 2001. During the first nine months of fiscal 2002 and 2001, we received proceeds from the exercise of stock options and purchases under the stock purchase plan of $4.5 million and $3.2 million, respectively. Offsetting the above proceeds in both periods were certain payments on bank lines of credit and long-term debt, which were $1.7 million and $2.1 million during the nine months ended July 31, 2002 and 2001, respectively. During the first nine months of fiscal 2002, we repurchased common stock for $3.4 million.

               At July 31, 2002, our cash and cash equivalents totaled $131.4 million, a $23.9 million decrease from $155.3 million at October 31, 2001. Our cash and cash equivalents and marketable securities totaled $175.6 million and $180.2 million at July 31, 2002 and October 31, 2001, respectively. Our working capital, the difference between current assets and current liabilities, was $226.2 million and $257.4 million at July 31, 2002 and October 31, 2001, respectively. The ratio of current assets to current liabilities was 4.8 to 1 at both July 31, 2002 and October 31, 2001.

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

Recent Accounting Pronouncements

               In June 2002, the FASB issued Statement of Financial Account Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This SFAS requires that a liability for a cost associated with an exit or disposal activity be recorded at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

Critical Accounting Policies and Estimates

               Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer agreements, sales returns, bad debts, inventories, warranty costs, investments, intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

               We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

               We record estimated reductions to revenue for specifically-identified customer agreements, such as special pricing, price protection, stock rotation and volume-based incentives, at the time of shipment based upon the expected rate of occurrence. If market conditions were to decline, we may take actions to enter into more of these agreements, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

               We evaluate our inventory and record a provision for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If technology rapidly changes or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

               We hold equity interests in both publicly traded and private companies having operations or technology in areas within our strategic focus. The publicly traded companies may have highly volatile share prices. We also hold investment-grade marketable debt securities in government and commercial entities. We record an investment impairment charge when we obtain specific information that causes us to believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

               The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation or appreciation in the U.S. dollar would have resulted in an approximately $1.2 million increase or decrease, respectively, in income before provision for income taxes for the first nine months of fiscal 2002. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries.

               At July 31, 2002, we had variable rate debt of approximately $2.5 million provided by German banks, and fixed rate debt of $1.2 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at July 31, 2002. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate for $2.0 million of the balance at 4.3% through November 2003. Interest on the fixed rate debt is 4.4%.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

               No material pending litigation.

Item 2.   Changes in Securities

               In connection with ADIC’s acquisition of Pathlight Technology, Inc. (“Pathlight”) on May 11, 2001, ADIC assumed all outstanding warrants to purchase shares of common stock of Pathlight. Accordingly, after applying the applicable conversion ratio to the outstanding Pathlight warrants, ADIC assumed warrants providing for the issuance of an aggregate of 308,291 shares of ADIC common stock at prices ranging from $1.235 to $7.401 per share (the “Assumed Warrants”). All of the Assumed Warrants contained provisions permitting net exercise. At July 31, 2002, 33,582 of the Assumed Warrants remain outstanding.

               The shares of common stock issuable by ADIC upon exercise of the Assumed Warrants have not been registered under the Securities Act of 1933, as amended, and have been issued upon exercise of Assumed Warrants in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the Assumed Warrants were issued to, and are held by, a limited number of accredited investors. The following table sets forth information with respect to unregistered shares of ADIC common stock that were issued upon exercise of Assumed Warrants during the quarter ended July 31, 2002:

Date of			Number of Shares
Sale	Purchaser	Consideration Paid	Purchased

6/25/02	Banc Boston(1)	$18,011	5,342
7/03/02	Empire State Development/SBTIF	$49,981	40,536

		$67,992	45,878

               (1)  Assumed Warrants were exercised using the net exercise provision. Shares were withheld in payment of the aggregate exercise price. The amount shown in the consideration paid column is based on the fair value of ADIC Common Stock on the date of exercise. For Banc Boston, an Assumed Warrant for 7,606 shares was exercised with 2,264 shares withheld.

Item 3.   Defaults Upon Senior Securities

               None.

Item 4.   Submission of Matters to a Vote of Security Holders

               None.

Item 5.   Other Information

               None.

Item 6.   Exhibits and Reports on Form 8-K

               Exhibit 99.1 — Certification of Peter H. van Oppen, Chairman and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 99.2 — Certification of Jon W. Gacek, Senior Vice President and Chief Financial Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               No reports on Form 8-K were filed.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: September 16, 2002	/s/	PETER H. VAN OPPEN

Peter H. van Oppen, Chairman and Chief Executive Officer

Dated: September 16, 2002	/s/	JON W. GACEK

Jon W. Gacek, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

               I, Peter H. van Oppen, certify that:

               1. I have reviewed this quarterly report on Form 10-Q of Advanced Digital Information Corporation;

               2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Dated: September 16, 2002	/s/	PETER H. VAN OPPEN

Peter H. van Oppen, Chairman and Chief Executive Officer

CERTIFICATIONS

               I, Jon W. Gacek, certify that:

               1. I have reviewed this quarterly report on Form 10-Q of Advanced Digital Information Corporation;

               2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Dated: September 16, 2002	/s/	JON W. GACEK

Jon W. Gacek, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)