Form 10-K
period 2002-10-31
ADVANCED DIGITAL INFORMATION CORP
filed 2003-01-28
CIK 770403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2002

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

Common Stock

Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☑          No ☐

      The aggregate market value of voting stock held by nonaffiliates of the registrant is $536,032,422 as of April 30, 2002, based on the closing sale price of such stock on the Nasdaq National Market on that date.

      There were 61,897,043 shares of common stock outstanding as of December 31, 2002.

      Items 10, 11, 12 and 13 of Part III are incorporated by reference to the proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held on March 11, 2003.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
INDEX TO EXHIBITS
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT 4.2
EXHIBIT 10.4
EXHIBIT 10.9
EXHIBIT 10.13
EXHIBIT 10.15
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

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

Overview

      ADIC provides hardware and software-based data storage solutions to the open systems marketplace. We offer a broad range of products designed to enable organizations to effectively capture, protect, manage and archive the increasing amount of mission-critical data. We incorporate our proprietary hardware, software and connectivity products, as well as our service and support expertise, with third-party hardware and software products to deliver flexible, reliable and scalable storage solutions for large-scale data applications. Our storage solutions are market-driven, and we do not rely on any one technology or device. We continue to increase our investments in developing innovative storage solutions that offer higher levels of added value by including significant intelligent management content and by offering technology enabling more effective operation in contemporary network environments. Our sales channels include a global network of resellers selling ADIC-branded products and original equipment manufacturers, or OEMs, including Cray Computer Corporation, Dell Computer Corporation, Fujitsu-Siemens Computers, Hewlett-Packard Company, IBM Corporation, and Sun Microsystems, Inc.

Industry Background

      In an increasingly information-based economy, where digital information is central to a company’s value, managing and protecting data is one of the most important challenges that a company must address. The volume of mission-critical data generated, processed, stored and manipulated in the business environment has grown dramatically over the last decade. Studies conducted by the University of California at Berkeley’s School of Information Management in 2000 estimating the total amount of data stored on hard disks, which reflects the overall growth rate for electronic data, show that our information-based world economy is still sustaining compounded annual data growth rates of approximately 75%. (See www.sims.berkeley.edu/research/projects/how-much-info.) Several factors are driving the increased volume and value of data:

•	Growth in Data. Stored data is growing in size and complexity due to the proliferation of different types of stored data, including graphics, video, text and audio, as well as the implementation of enterprise-wide databases containing both traditional and nontraditional business management information. Organizations in all industries, including technology, telecommunications, manufacturing, financial services, entertainment and broadcast, are increasingly dependent on their ability to collect, access, use and transfer these new types of stored data. Further, governmental regulation in certain industries is mandating increased data retention.

•	Rise of Network Server Computing. Within organizations, there has been a fundamental shift away from mainframe computers toward networked, client/server-based computing. This development has shifted critical information from the mainframe to network servers, allowing more people to gain access to stored data as well as to create new data, which in turn needs to be stored, managed and protected. It has also created an environment characterized by multiple operating systems and server platforms that share information. The demand for storage is changing corporate networks as well, as IT departments perform an increasing percentage of data access and protection tasks on specialized networks optimized for data storage functions.

•	Rise of the Internet and Network-Based Data Sharing. The growth in the Internet as a means of communication and commerce has created an environment in which information is rapidly moved between users, duplicated, changed, repurposed, and re-communicated. This phenomenon affects both personal data and corporate data, and it has the effect of multiplying the amount of data to be stored and managed beyond the actual increase in first-generation objects. With gains in network bandwidth and the technology for managing large data sets, new classes of data use are emerging, including digital video, that promise to increase the total amount of data to be stored, accessed, managed and protected yet again.

      These and other factors have intensified the demand placed on data centers. As a result, organizations face heightened requirements for large-scale data storage solutions that enable improved access to, and management of, shared data, including solutions that offer increased connectivity capabilities, greater capacity, higher performance, the ability to share data between different platforms, greater reliability and greater protection.

      Traditionally, one of the key applications driving accelerating demands for storage has been the data backups used to limit the high costs associated with data losses stemming from human error, viruses, equipment failure, data corruption and man-made and natural disasters. As a result, tape storage systems, which offer an attractive solution for storing and protecting large quantities of data because of their relatively low cost and removable media, have historically comprised a central piece of a business’s storage solution.

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

      In response to the limitations of traditional storage architectures, open standard technology protocols have emerged that are designed to provide high-speed connectivity for data-intensive applications across multiple operating systems, including Linux, UNIX, and Windows. These methods of storage and data management technologies include the following:

•	Fibre Channel and Emerging Transport Technologies. Fibre Channel is a data transport technology that allows users to connect multiple storage devices with very high bandwidth throughput over long distances at rates of up to two gigabits per second. Fibre Channel is the leading technology today to provide the bandwidth, reliability, scalability and transmission distances that allow companies to create Storage Area Networks, or SANs. In addition, emerging Internet Protocol (IP) transport systems being developed today, such as iSCSI, are expected to become a major contributor to this market beginning late in 2003.

•	Storage Area Networks. A SAN-based architecture applies the inherent benefits of a networked approach to data storage applications, allowing large blocks of data to move efficiently and reliably between multiple storage devices and servers without interrupting normal network traffic. The benefits of SAN architecture also include increasing the scalability of existing storage solutions and providing a higher level of connectivity than is achievable with traditional technologies. With the addition of file-sharing software, SANs also allow multiple hosts to share consolidated data, dramatically reducing the need to duplicate, move and manage multiple files in a wide variety of data-intensive applications.

•	Network Attach Storage Appliances. Network Attach Storage, or NAS, appliances are highly specialized devices that usually include integrated disk storage, microprocessors and operating systems to allow users to add storage capacity easily to networks without having to disable or increase demands on network servers.

•	Multiple Storage Formats. As data increases in volume, value and complexity, data centers are demanding multiple forms of storage media. New tape drive formats and disk system architectures are proliferating rapidly and multiple recording technologies, including optical disks, low-cost PC-style hard disk drives and specialized tape technologies, are becoming important tools for a wide range of storage applications. Software and hardware products have been developed that allow users to optimize utilization of these multiple storage formats.

      With the increased volume of, dependence on and use of their stored data, organizations need efficient and reliable storage system solutions that offer real-time accessibility to shared data, higher performance and storage capabilities for mission-critical applications and greater functionality to manage and back up stored content. Furthermore, the limitations of existing enterprise computing and storage solutions are compounded by the use of multiple incompatible server operating systems, including the proliferation of Linux, UNIX, and Windows environments. As a result, organizations are being forced to dedicate substantial financial and personnel resources to manage and maintain the distributed storage capabilities of their networks. This heightened need for increased capacity, the growth in connectivity options, and the increasing number of storage types has created significant opportunities for total storage system solutions designed for complex, network environments. The opportunity extends to data protection hardware designed for these kinds of environments, to data management software that can provide access to data and that can manage multiple media types, and to systems that can provide support for data backup, disaster recovery, near-line storage, archiving and media management.

ADIC Solution

      We provide hardware and software-based data storage solutions optimized for large-scale data sets and designed for the open systems marketplace, including storage area network environments. We offer a broad range of products designed to enable organizations to effectively capture, protect, manage and archive the increasing amount of complex mission-critical data. Our storage solutions are market-driven, and we do not rely on any one technology or device to deliver them. We, along with our value-added resellers, or VARs, OEM partners and end-user customers, incorporate our proprietary hardware, software and connectivity products, as well as our service and support expertise, with third-party hardware and software products to deliver reliable, flexible and scalable storage solutions.

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

      Our global services team offers end users support engineering service for both pre- and post-sales technical assistance, technical support which provides multilingual support on a 24-hours-a-day, seven-days-a-week basis, service plans, warranty coverage and training.

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

Aggressively Develop Technology That Offers Higher Level Solutions. We believe that focused expenditures on differentiated technologies are critical to our success and have accelerated our expenditures on technology development in order to offer more complete storage solutions. We have built multiple generations of existing products on a foundation of technology and know-how, including operating systems software, programming languages and structure, file management systems, communication protocols, electronic hardware and electro-mechanical hardware. Building on this experience, we have made storage management software, storage networking connectivity, and library control software the largest components of our growing research and development program. Over the past several years we have acquired technology through our acquisitions and have successfully built on that acquired technology to offer higher level solutions. We may seek to further develop or acquire technology by making acquisitions, minority investments or outsourcing development. In each case, the objective is to obtain exclusive or preferential access to proprietary technology that complements our products.

Capitalize on Worldwide Branded Reseller and OEM Channels. We believe we have established a strong branded worldwide distribution channel. Long-standing relationships with VARs and national and international distributors provide an experienced broad-based channel that allows us to cost-effectively offer our branded products to multiple market segments. In recent years, we have increased our focus on OEM relationships, resulting in a significant increase in our OEM business. We have numerous OEM customers, including significant relationships with Cray, Dell Computer, Fujitsu-Siemens, HP, IBM, and Sun Microsystems. Through these OEM supply arrangements, we are able to benefit from our OEMs’ extensive direct and indirect distribution networks.

Build and Expand Relationships with Strategic Partners. It is our strategy to capitalize on products, technologies and channels that may be available through partners. We believe that continued growth of the open systems storage solutions market will create opportunities beyond those we can meet alone. Our relationships take the form of supplier, customer, licensor, co-developer or equity partner. We sometimes partner with key suppliers, including HP, IBM, Quantum, and Sony to address developing markets. We intend to continue to seek out related markets that leverage our strengths and to continue partnerships with Computer Associates, Legato Systems, and VERITAS Software. Our close ties with these and other software vendors can be critical in reseller sales situations where an effective solution requires pairing compatible hardware and software products.

Products

      Our products are used to store, protect, manage and access data in computer networks based on open systems standards. Our hardware and software solutions combine the elements of capacity, connectivity and management to meet specific market needs. The strength of our solutions is enhanced through our global services organization and strategic partnerships. Our products are based on our own proprietary technology and may incorporate third-party storage devices, hardware or software. We are continually creating new products by extending our expertise, by making new alliances, and by combining existing elements in new ways that help solve data storage problems for our customers. The ADIC product families fall broadly into three categories: automated storage libraries, storage network connectivity and management appliances, and open systems data management software.

Automated Storage Libraries

      Our automated tape libraries combine the storage capacity associated with digital tapes and drives, or other removable media, with network connectivity and integrated management services. An automated library, working in conjunction with separate storage management software, can perform sophisticated backup of a network’s data without human intervention, automatically copying specific network data to specific media at specific times.

      We integrate third-party storage devices, such as tape drives or other storage formats, into our automated libraries to provide capacity. While a large majority of our libraries currently use tape drives, we also offer libraries using optical and other storage technologies, and some of our libraries allow for the incorporation of more than one type of tape or optical media, as well as mixed-media capability. For libraries that utilize tape drives, tape cartridges or other removable media are housed within the library, typically organized in magazines. In some cases, these tape magazines are removable, easing storage and offsite transfer of the tapes. Access to multiple tape cartridges enables the library to automatically store much more data than a standalone drive, and it eliminates the need for a system administrator to change tapes in order to back up all of the data. A library with multiple tape drives can back up data with all drives simultaneously, significantly speeding up the backup process.

      Connectivity for the libraries, which enables them to transfer data using several different networking protocols, is provided by proprietary internal controller technology that we continue to further develop. We believe we currently are the only provider of automated storage libraries that utilizes its own connectivity technology. Management of the library itself, and management of many of the library and data transmission functions within the network, is accomplished through software that we also develop. When operated in combination with third-party or our own storage management software, our libraries provide a complete solution for systematically and cost-effectively automating data storage backup and archiving in open systems network computing environments.

      Our storage library products vary by device technology, network connectivity, number of drives and number of cartridges, with suggested retail prices typically ranging from approximately $2,500 to $2.0 million. The following table summarizes our automated library products:

Product Family/Class	Capacity(1)	Suggested Retail Price Range(2)

Standalone tape drives	20 - 200 gigabytes	$2,500 - $5,400
FastStor® libraries	300 - 1,800 gigabytes	$6,400 - $9,700
Scalar® 24 libraries	350 - 6,800 gigabytes	$12,300 - $23,900
Scalar® 100 libraries	400 - 14,400 gigabytes	$12,500 - $80,000
Scalar® 1000 libraries	5.6 - 188.6 terabytes	$60,000 - $250,000
Scalar® 10K libraries	35 - 1,900 terabytes	$200,000 - $1,000,000
Large libraries	Up to 10,400 terabytes	$250,000 - $2,000,000

(1)	Capacity of our storage library products vary by type of drives, quantity of drives and unit configuration. Stated capacity assumes 2:1 compression. One terabyte is equivalent to 1,000 gigabytes.

(2)	Prices represent typical installations.

      We are producing libraries specifically designed to provide advanced support for storage network environments. These storage networking libraries build in several features that help users obtain more effective data protection from this important network topology, including built-in support for multiple protocols and data path conditioning (path verification, error recovery, and performance optimization), as well as integrated security utilities and data moving agents.

Storage Network Connectivity and Management Appliances

      We design, market, and sell a range of storage network connectivity and management appliances that are used in a wide variety of storage networking applications to support multi-protocol installations and to provide management of storage components located in the SAN. Our storage network appliances are used in conjunction with disk resources to allow Fibre Channel and SCSI elements to use the same storage and to provide an efficient way for users to reallocate storage resources rapidly based on software input. They are also used in conjunction with non-ADIC tape libraries or other storage formats such as disk to help them operate more efficiently in a storage network environment. Sales channels for our storage networking appliances include resellers who carry our larger tape libraries, independent resellers and integrators, and OEM or reference-selling partners, including Hitachi Data Systems and HP. In 2002, we launched a next-generation storage networking appliance, the Pathlight 5000, with expanded connectivity, management features, and bandwidth capability. The Pathlight 5000 has been designed into HP’s Utility Data Center initiative as a core technology that allows rapid, dynamic connections to be made between multiple compute nodes and a pool of SAN disk resources.

Open Systems Data Management Software

      Advanced software is a key component of a sophisticated data management system. We have directed a considerable amount of our research and development efforts towards development of our embedded software, firmware, and our stand-alone software products. As described above, firmware we develop is incorporated into our libraries to provide connectivity and library management functionality. In addition, we develop more sophisticated software and firmware that provide a range of storage network connectivity and management functionality, which is sold either as appliances or incorporated within a library. Further, we develop software products that we sell on a stand-alone basis or as part of a total customer solution. In addition to utilizing our own firmware and software, the majority of our hardware products are installed in open systems computer networks in conjunction with third-party storage management software.

Our Software

      A key objective of our strategy continues to be the development of our data management software business. Through our acquisition of EMASS, Inc. in 1998, we acquired proprietary software designed to intelligently organize and manage data in open systems environments. This was enhanced by the addition of disk file system software from our acquisition of MountainGate Imaging Systems Corporation in 1999. In 2001, the acquisition of Pathlight Technology added additional storage management software and utilities specifically designed for use within storage network environments. In 2002, we began to focus a larger portion of marketing and research and development resources toward expanding our stand-alone software business. We expect to continue this focused investment in software will continue in fiscal 2003. We have already experienced several benefits of a focused stand-alone software business, including increased margins, penetration into non-tape storage environments, and penetration into non-ADIC tape storage environments.

      Our software products include:

StorNext® Management Suite (SNMS). Launched in April 2002, SNMS is our flagship software solution. SNMS is an integrated software solution for SAN data access, management and protection. In today’s business environment, enterprises are constantly challenged by rapidly growing data, user demand for high-performance access, shifting technologies, and constrained resources. The environment continues to grow more complex, with new platforms, applications, and devices from multiple vendors. SNMS data management software provides Total Data Life ManagementTM which is designed to ensure that data, throughout its lifetime, is always accessible and protected.

      Designed for data-intensive SAN environments, SNMS reduces the time and cost of managing SAN data. SNMS integrates two powerful components, StorNext® File System and StorNext® Storage Manager.

•	StorNext® File System (StorNext FS). As the core SAN file system in ADIC’s StorNext Management Suite, StorNext FS (previously known as CentraVision) provides heterogeneous clients with high- performance, shared access to centralized disk storage. By consolidating data for access by multiple operating systems, StorNext FS eliminates the need for storage provisioning. And since multiple clients can access the same files at the same time, the need to move large files over the LAN and store duplicate file copies is eliminated. StorNext FS increases storage efficiency, improves workflow productivity, and reduces network bottlenecks.

•	StorNext® Storage Manager (StorNext SM). As a key component of ADIC’s StorNext Management Suite, StorNext SM works with the StorNext FS to provide automated data placement and protection. StorNext SM has a real-time policy engine that enables enterprises to set up pre-defined service levels for different classes of data. These policies determine where data will be stored over time (on RAID, JBOD, or tape). Features such as file replication, versioning, and vaulting are available for added data protection. The result is a reliable, automated system that frees up staff time; optimizes storage resource utilization; protects data integrity; and increases data safety.

      Installed in over 1,000 enterprise and vertical sites, AMASS and FileServ technologies provide us with a solid software foundation while new products are launched. While SNMS is designed for SAN environments, AMASS and FileServ provide data archiving and hierarchical storage management functionality to organizations with DAS or NAS environments.

AMASS for UNIX (AMASS). AMASS is near-line archival software which provides users with direct access to data stored in automated libraries. Designed for direct-attached and network-attached storage environments, AMASS is a cost-efficient solution for enterprises that have more data than their disk capacity can support. AMASS transforms libraries, typically considered “off-line” storage, into truly online direct-access mass storage that enables users, administrators, and applications to easily archive terabytes or petabytes of data. AMASS presents an automated optical, tape, or DVD library as one device and one mount point through a standard UNIX file system interface consisting of directories and files. Users or applications can save or access files residing on libraries in the same way they would with magnetic disk.

FileServ. In a direct-attached storage environment, FileServ uses sophisticated Hierarchical Storage Management (HSM) capabilities to automatically manage online disks by transparently migrating infrequently accessed files to tape storage systems, maintaining accessibility and the appearance that the data is online. Users have high-performance access to information without the expense of keeping infrequently accessed files resident on disk.

      Our software development team is actively engaged in developing and enhancing our proprietary software products that, when used with our hardware products or other vendors’ hardware products, provide an integrated data management solution. All of our software products are certified to operate in conjunction with our hardware products and are also certified to operate with hardware products provided by competitors.

Third-Party Software

      All of our hardware products are designed for use on open systems computer networks in conjunction with storage management software provided by a third party or by us. Currently, over 50 different storage management software packages support our products, including software offerings from CommVault, Computer Associates, EMC, HP, IBM, Legato Systems, Sun Microsystems, and VERITAS Software.

      We work closely with other storage management software companies in a number of ways. We periodically engage in discussions with developers at these companies regarding the marketplace, end-user needs and potential solutions to these needs combining our products and the developer’s storage management software. We partner with storage management software companies to offer promotional product bundles, offering customers a special price on the combination of one of our products and a storage management software product. In addition, our field sales force strives to maintain relationships with counterparts from each of the storage management software companies and frequently participates in joint sales calls and seminars. We also maintain technical relationships with developers at these companies, in most cases providing our products for their use in developing software for our products. In addition, our systems engineering lab performs ongoing compatibility testing with a variety of storage management software products.

Sales and Marketing

      We deploy a comprehensive sales, marketing and support infrastructure to address our domestic and international target markets. We rely on multiple channels to reach end-user customers that range in size from small businesses to government agencies and large multinational corporations. We use VARs, distributors and OEMs to cost effectively pursue this broad mix of potential purchasers, and also sell directly to certain large entities and governmental agencies. We maintain a sales force operating out of our headquarters in Redmond, Washington, regional offices in Paris, London, and Munich, as well as numerous smaller localized field sales offices throughout North America, Europe and Asia. Our products are sold under the ADIC brand name and under the names of various OEM customers.

     VARs and Distributors

      A large portion of our ADIC branded products are sold in conjunction with VARs who work closely with our sales force to sell our products to corporate and governmental customers. These enterprise-focused VARs generally provide some level of pre- and post-sales support for the end-user customer. The VARs we work with typically specialize in providing data storage and networking solutions for end users with large data centers who require higher levels of system architecture services. We primarily partner with VARs for the sale of our larger, enterprise-class libraries including the Scalar® 1000 and Scalar® 10K, solutions that leverage our proprietary software and connectivity technology.

      In North America, consistent with industry trends, we sell a decreasing percentage of our products to large national distributors, which in turn resell our products to regional or local VARs. Our primary North American distributors are Ingram Micro and Tech Data. Because our distributor/ VAR sales channel is most effective in selling our smaller automated libraries and other entry-level products, we believe our OEM sales may adversely affect the volume of sales of some of our branded products through this two-tier distribution channel. This distribution channel currently services a small number of high volume resellers who are trending toward purchasing more products directly from us as a result of our expanding ability to configure products to order and drop ship to their end–user customer.

      In markets outside of North America, we have relationships with a number of distributors who offer our products to local VARs or, in some countries, directly to end users. We believe international markets represent an attractive growth opportunity and intend to expand the scope of our international sales efforts by continuing to actively pursue additional international distributors and resellers. Our international sales, which include sales to VARs, distributors, OEMs, and end users, represented 41% of our net sales in fiscal 2002. Because of the types of distribution channels we use, this may not accurately reflect how much of our sales are derived from end-users located outside of the United States. See Note 18 to our Consolidated Financial Statements for additional information regarding our international sales.

     OEMs

      We sell our products to several companies under OEM relationships. OEMs generally resell our products under their own brand name and typically assume responsibility for product sales, service, and support. These relationships enable us to reach end users not served by our direct sales force or our distribution channels. They also allow us to sell into select geographic or vertical markets where specific OEMs have exceptional strength. We maintain ongoing discussions with numerous OEMs, including leading systems suppliers, regarding opportunities for our products. Our existing OEM relationships for hardware include Dell Computer, Fujitsu-Siemens, HP, IBM, and, added late in 2002, Sun Microsystems. In 2002, we also added Cray to a list of software OEMs that also includes Grass Valley Group. For fiscal

2002, OEM sales represented 44% of our net sales. Total sales to IBM and Dell Computer, which include OEM sales as well as sales of ADIC branded product to these customers, totaled 26% and 19%, respectively, of our net sales in fiscal 2002.

      In general, our OEM relationships require a highly customized approach in terms of product identification, logistics, and service models. Each OEM typically requires modifications to the look and feel of the products they receive from us. In some instances, this may be as simple as requiring the insertion of their logo and labeling on the exterior of the product, while in other situations, our manufacturing lines have been configured to provide custom firmware for individual customers. In certain cases, the OEM does not require any change to the ADIC-branded product but we categorize the sale as an OEM sale because the product is embedded in the OEM’s system sale and has the sales, service and support characteristics typical of OEM business. Logistics requirements also vary, but generally require that we maintain a quantity of OEM-customized product in third party logistics centers near the OEM’s manufacturing or distribution facility. In these relationships, we generally maintain title to products until those products leave the third party logistics location. Service models differ widely from one OEM to another. In some cases, we provide access to a pool of “fast exchange” units, which are available to fulfill our OEM’s needs on 24 hours’ notice. In other cases, we provide limited engineer-to-engineer level support with the OEM handling all end-user contact and service support.

Direct Corporate and Governmental Sales

      We maintain direct corporate sales relationships with national and multinational companies in a wide range of industries. We typically work with a company’s central information services organization to assess data storage backup and archival needs and then recommend a data storage solution. The successful culmination of this recommendation may be the adoption of ADIC products as a corporate standard, which results in the provision of our products throughout the organization’s data infrastructure to support ongoing storage needs. We also maintain direct sales relationships with a number of government and private entities where the complexity or confidentiality of required storage solutions is such that the customer’s needs are best served by working directly with us. Where we have established direct corporate or governmental sales relationships, product sales are also fulfilled from time to time through our VARs. In those situations where we do sell direct to end users, we attempt to avoid conflict with existing resellers with whom we have ongoing relationships.

Marketing

      We support our VAR, distributor, OEM and direct sales channels with a broad array of marketing programs designed to build our brand name, attract additional resellers and OEMs, and generate end-user demand. Resellers are provided with a full range of marketing materials, including product specification literature and application notes. We advertise in key network systems communication media and participate in national and regional tradeshows both domestically and internationally. Our field sales force conducts seminars targeting end users, often with a sales representative from one of the other storage management software or hardware companies. We also conduct regular and on-going sales and technical training classes for our resellers. We periodically engage in promotional activities for resellers and end users, including product-specific rebates, bundling our products with selected storage management software, and certificates for free tape-drive cleaning cartridges.

      Our web site (www.adic.com) provides a comprehensive collection of marketing information, including product specification sheets, product user manuals and application notes. The site also provides a mechanism for communicating with our sales force, our resellers and our customers.

      In addition to these activities, our marketing organization’s product management team is responsible for initiating development of new products and product line extensions. In order to create a product development plan, our product management team combines its assessment of end-user needs, channel requirements, technology developments and competitive factors with input from the engineering, sales, manufacturing and service organizations.

End Users

      End users of our products represent a wide variety of industries, including the technology, financial/ services, industrial and telecommunications industries, and range from mid-size businesses to Fortune 500 companies. The table below lists representative end users of our products:

Technology	Financial/Services	Industrial	Telecommunications

Amazon.com Apple Cray Dell Computer HP IBM Microsoft Peoplesoft SAP Sun Microsystems	Abbey National Bank of America Bank of China Deutsche Bank Ernst & Young LLP Fidelity Hypo Vereinsbank JP Morgan Chase PricewaterhouseCoopers Prudential Washington Mutual	BP Chevron Cummins Disney Ford Harley Davidson Rolls Royce Shell Oil Sony Volvo	AT&T Wireless British Telecom Deutsche Telekom MCI Worldcom Nokia Sprint/ PCS Telstra Verizon Voicestream/ T-Mobile USA Western Wireless

ADIC Global Services

      We view customer service and support as a strategic element of our business. Our global services consist of five main components:

•	Support (Systems) Engineering. Support engineers provide both pre- and post-sales technical assistance to resellers and end users on the design, deployment and support of complex storage solutions. Pre-sales support engineers are typically involved in sales opportunities related to complex system architectures for our mid- level and enterprise customers. Post-sales support engineers are responsible for providing seamless integration and configuration of our solutions. All support engineers are involved in the more complex storage environments involving interactions among our products, third-party storage management software, network server hardware and the network operating system. We view our ability to provide end-to-end support as an opportunity for growth into all mid-level and enterprise storage environments.

•	Technical Support. Our ADIC Technical Assistance Center, or ATAC, provides 24-hours-a-day, seven-days-a-week technical support for our products. Our multilingual staff members are trained on our products, and are also experienced with storage management and network operating system software. Our staff is located principally in Washington, Colorado, Germany and France. Phone calls are routed to the location with the most timely and available expertise in the language preferred by the customer.

•	Service Plans. Our global field service team and third-party service providers offer on-site service for our branded products in over 175 countries worldwide. A wide variety of standard or customizable service options are available. Smaller library products are typically supported with an advanced exchange service option. Most of the mid-range and larger automated libraries sold include at least a one-year on-site service warranty. Many contracts are uplifted, at additional customer cost, to include same day on-site service response. As our installed base of products continues to grow, post-warranty service and service uplifts have become an increasingly important source of customer loyalty and revenue.

•	Warranty. Parts and labor for our standard products are covered under warranty for periods ranging from three months to three years. We pass on to the customer the warranty provided by the manufacturer of tape drives, other recording devices and media used in our products.

•	Training. We offer a comprehensive training program to strategic partners, resellers and end users. Training classes are conducted at ADIC and customer locations worldwide.

Information Technology and Infrastructure

      We have undertaken several initiatives to build a global information technology infrastructure. These initiatives include the implementation of a worldwide Enterprise Resource Planning and Customer Relationship Management system, the construction of a corporate data center, and the enhancement of our global IT infrastructure. All of our key systems are integrated on a single platform that is designed to provide scalable processes, global efficiencies, and comprehensive reporting. Our state of the art data center and global infrastructure solutions have given us flexibility in supporting our corporate initiatives while providing maximum protection.

Manufacturing and Suppliers

      We have manufacturing facilities in Washington, Colorado and Germany, all of which operate under ISO 9001 certification. Mid-range to lower-capacity libraries, including our FastStor® and Scalar® 100 product lines, are manufactured in our Washington facility. Our Scalar® 1000 and Scalar® 10K tape libraries are manufactured at our Colorado facility. Our highest-capacity large libraries are built in our Germany facility. Our manufacturing strategy for these product lines is to perform product assembly, integration and testing, leaving component and piece-part manufacturing to our supplier partners. As a result of this manufacturing strategy, our compliance with environmental laws does not entail material capital expenditures.

      In addition to our own manufacturing facilities, we also rely on third-party contract manufacturers to supply us with some of our management and connectivity appliances and entry-level libraries. We also depend on third-party manufacturers to supply us with magnetic tape drives, optical disk drives or other storage devices that we incorporate into our products. We do not have long-term commitments to any of our significant suppliers.

      We work closely with a group of regional, national and international suppliers to obtain parts and components meeting our specifications. In some cases, specific versions of these components and devices are customized and available only from a single source.

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

Research and Development

      Our research and development teams have developed multiple product generations of automated tape libraries, storage management software products, and SAN connectivity and management platforms. The large majority of our research and development expenditures are focused on software and connectivity product development. Our research and development efforts rely on the integration of multiple engineering disciplines to generate products that competitively meet market needs in a timely fashion. Successful development of data storage products requires the melding of firmware design, electronic design, software, electro-mechanical design and engineering packaging into integrated products that can be effectively used in an overall storage solution. Product success also relies on the engineering team’s thorough knowledge of each of the different tape, optical and other recording devices, as well as the ability to manage multiple communication protocols. Software products and our SAN management and connectivity platforms rely on a comprehensive understanding of multiple operating system environments, programming techniques, file management structures, storage networking and file-sharing protocols, and user applications and needs.

      Our new product development is frequently stimulated by the availability of an enhanced or more cost-effective tape or other storage capacity device, the emergence of new storage protocols or evolving end-user requirements. As device manufacturers compete in the marketplace, they continually invest in research and development to gain performance leadership by offering increasingly enhanced versions of their current device products, by introducing an entirely new technology, or by creating technology that operates within a new transport protocol. We continually monitor progress in developing alternative removable and non-removable media technologies that may be incorporated into our products. We also identify and define new products based on our perceived ability to meet a market need. Our sales, marketing, product development, engineering and service organizations all contribute to this identification process.

      With these product development efforts, time and investment requirements tend to be significant, in terms of both engineering and tooling for manufacturing. However, we have found that, in many instances, we have been able to leverage our previous engineering investments into new products. For example, the firmware, or operating system, of the Scalar® library product family is based on successive generations of the operating system developed for one of our earliest libraries. Our engineers also have been able to leverage electro-mechanical and electronic hardware designs from previous products into next-generation designs. In some cases, entire subassemblies are transferable, which leverages not only engineering time but also tooling investments, materials purchasing, inventory stocking, manufacturing and after-sale service. For example, the current generation mid-range library, the Scalar® 100, was designed to accommodate versions utilizing AIT, DLT and LTO storage devices by switching only four components, and our new generation data center-class libraries share a common tape drive assembly. This type of design leveraging helps control inventory and cost while still offering our customers a very broad range of storage products. Similarly, our StorNext® Storage Manager data management software uses file-sharing technology from our StorNext® File System software, and automatic file migration, disk caching, and library operation technology from our other software solutions.

      Our research and development expenses were $32.2 million, $27.8 million, and $20.0 million for fiscal 2002, 2001, and 2000, respectively. Additionally, in connection with certain business combinations, we have recorded, and may in the future record, charges for acquired in-process research and development. These charges represent acquired technology that has not reached technological feasibility and has no alternative future use. We intend to maintain the higher level of research and development spending we experienced in the last quarter of fiscal 2002 in order to continue investing in software, management, and connectivity technology that can be leveraged into several different hardware and software products.

Competition

      The markets for data storage solutions in general, and automated tape libraries, storage management and connectivity technologies in particular, are intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products they offer. Because we offer a broad range of automated storage libraries, software and complementary products, we tend to have a large number of competitors that differ depending on the particular product format and performance level. In the automated tape library market, we compete with a number of companies, most significantly HP, IBM, Quantum, and Storage Technology Corporation. Some of these competitors are also significant customers of ours, as well as suppliers of drive technologies. Those competitors who manufacture their own drives may be able to leverage their access to and pricing of drives to improve their competitive position. Since there are relatively low barriers to entry into the automated tape library market, we anticipate increased competition from other sources, ranging from emerging to established companies, including large system OEMs. Many of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than we do. Our competitors may develop new technologies and products that are more effective than our products. In addition, competitive products may be manufactured and marketed more successfully than our products. We believe the primary competitive factors in the market for data storage products are performance, reliability, breadth of product line, distribution strength, product availability and price, as well as customer service, including technical and sales support.

Intellectual Property

      We rely predominantly on our full product line, strong channel structure, and library and software development experience to compete in our marketplace. However, our success also depends on our proprietary technology. We attempt to protect our technology through a combination of patents, copyrights, trade secret laws, trademarks, confidentiality procedures and contractual obligations. We hold patents on various elements of our products in the United States and in international jurisdictions, and we are pursuing numerous additional patent applications. Our software, connectivity, and management products are copyrighted with our banners and notices. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology, and these measures may not preclude competitors from independently developing products or technologies that are substantially equivalent or superior to our products and technology. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition and operating results.

      In connection with our acquisition of EMASS, Inc. in August 1998 from Raytheon E-Systems, Inc., we were granted a worldwide, royalty-free license under three patents owned by Raytheon relating to mass data storage systems. Our license under these patents includes the right to make, have made, use, develop, have developed, sell, offer for sale, distribute, export and import mass data storage products. Although we do not have any general rights to sub-license or enforce the patents, or to control actions by Raytheon in licensing or enforcing the patents, we do have certain rights relating to licensing royalties earned by Raytheon, if any, relating to these patents. We were recently informed that Raytheon has commenced a lawsuit against eight companies based on alleged infringement of one of these patents.

Team Members (Employees)

      As of October 31, 2002, we had 1,168 full-time team members, including 220 in sales and marketing, 253 in engineering and research and development, 217 in global services, which includes professional services, service operations, systems engineering and technical support, 370 in manufacturing and operations, and 108 in finance, general administration and management. None of our North American team members is covered by collective bargaining agreements. We consider our relations with our team members to be good.

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

      If There is No Improvement In or a Worsening of General Economic Conditions our Sales Levels Will Continue to Be Adversely Affected. The adverse economic conditions in the United States and throughout the world economy have adversely affected our sales levels in recent periods and if these adverse conditions continue or worsen, we may experience a material adverse impact on our revenues, operating results and financial condition. A prolonged continuation or worsening of these adverse economic conditions may require us to re-evaluate our strategy of investing in research and development and sales and marketing, or to take other actions to reduce the cost of sales and operating expenses in future periods. Any such future actions could result in special charges or adversely affect our long-term competitive position. Further, we may be unable to reduce the cost of sales and operating expenses at a rate and level consistent with such future adverse sales environment, which would have an adverse effect on our results of operations and financial condition.

      Our Quarterly Revenues and Operating Results May Fluctuate for a Number of Reasons. Our quarterly operating results have varied in the past and are likely to vary significantly in the future due to several factors, including:

•	general economic conditions affecting enterprise spending for information technology;

•	size and timing of significant customer orders;

•	shifts in product or distribution channel mix;

•	increased competition and pricing pressure;

•	timing of new product announcements and releases by us or our competitors;

•	new product developments by storage device manufacturers;

•	recognition of losses or gains from our strategic investments;

•	the rate of growth in the data storage market;

•	market acceptance of new and enhanced versions of our products;

•	timing and levels of our operating expenses;

•	gain or loss of significant customers;

•	currency fluctuations; and

•	personnel changes.

      Our Quarterly Revenue and Operating Results May Be Affected By Seasonal Trends and Are Inherently Uncertain. Our seasonal trends may result in lower revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices and our sales commission and budgetary structure, although in recent years this seasonal trend has not been very strong and has been overshadowed by other factors. Operating results in any period should not be considered indicative of the results investors can expect for any future period. We cannot assure you that we will be able to sustain our recent levels of quarterly revenue or that we will achieve or maintain profitability in any future period. Any unfavorable change in the factors described above or any other factors could adversely affect our operating results for a particular quarter. In addition, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In any of these events, the price of our common stock would likely decline.

      Because We Operate with Little Backlog, Our Operating Results Could Be Adversely Affected If We Do Not Accurately Anticipate Future Sales Levels. Historically, we have operated with little order backlog and, due to the nature of our business, we do not anticipate having significant backlog in the future. Consequently, a large portion of our revenue in each quarter results from orders placed during that quarter. Because of the relatively large dollar size of orders from our OEMs and our concentrated customer base for ADIC-branded products, delay in the placing of a small number of orders by a small number of purchasers could negatively affect our operating results for a particular period. Our operating expense levels are, in the short term, largely fixed and are based, in part, on expectations regarding future revenue. Thus, our operating results could be disproportionately affected if we do not receive the expected number of orders in a given quarter and our revenue falls below our expectations.

      Competition in the Open Systems Storage Solutions Market May Lead to Reduced Market Share and Adversely Affect Our Revenues. The markets for data storage solutions in general, and automated tape libraries and storage management software in particular, are intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. These conditions could render our products less competitive or obsolete and could harm our business, financial condition and ability to market our products as currently contemplated. Because we offer and are developing a range of open systems storage solutions, including automated tape libraries, software and storage peripherals, our competitors differ depending on the product format and performance level. Some of our competitors have greater financial, technical, manufacturing, marketing and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may develop products and technologies that are less expensive or technologically superior to our products. In addition, our competitors may manufacture and market their products more successfully than we do our products.

      Our Products, Especially Our Smaller Automated Libraries, Face Pricing Pressure That Could Result in Declining Prices and Reduced Profits. There is significant price competition in the markets in which we compete, especially in the market for our smaller automated libraries, and we believe that pricing pressures are likely to continue. Some competitors may reduce prices in order to preserve or gain market share. In addition, certain competitors are also manufacturers of tape drives and may be able to leverage their access to and pricing of drives to improve their competitive position. To successfully compete in this market, we must be able to manage our component and product design costs. This pricing pressure, and our potential inability to manage our component and product design costs, could result in significant price erosion, reduced gross profit margins and loss of market share, which could negatively affect our business, financial condition and operating results.

      The Storage Device Market is Characterized By Rapid Technological Evolution, and Our Success Depends on Our Ability to Develop New Products. The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. At this time, the data storage market is particularly subject to change with the emergence of new communication protocols and other new storage technologies and solutions, as well as the introduction of products and technologies that provide similar functionality to existing products and technologies but at dramatically reduced cost points. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

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

      We Rely on Tape Technology for a Substantial Portion of Our Revenue. We derive a significant majority of our revenue from products that incorporate some form of tape technology, including linear tape open, or LTO, and digital linear tape, or DLT, and we expect to continue to derive a substantial amount of revenue from these products for the foreseeable future. As a result, our future operating results significantly depend on the continued availability and market acceptance of products employing tape drive technology. If products incorporating other technologies gain comparable or superior market acceptance, our business, financial condition and operating results would be adversely affected unless we successfully develop and market products incorporating the new technology.

      We Depend on Certain Key Suppliers For Storage Capacity Technologies, Some of Which Are Also Our Competitors. We do not possess proprietary magnetic tape drive, optical disk, high-density disk or other storage capacity technologies and, consequently, we depend on a limited number of third-party manufacturers to supply us with the devices that we incorporate into our products. In many cases, specific versions of these tape drive products are available only from a single manufacturer. Some of these sole-source manufacturers market their own tape library products, and are thus also our competitors. Because they manufacture the tape drive as well as the tape library, they may enjoy higher margins or be better able than we are to compete on the basis of price. In the past some manufacturers of successful drive technologies have been unable to meet demand for their products and have allocated quantities of drives among their customers. It is possible that in the future a drive or other device technology we incorporate into our products will be subject to allocation or that we will otherwise be unable to obtain it in the quantities we desire, which would adversely affect our ability to manufacture and sell products incorporating that drive or technology. We do not have long-term contracts with any of our significant suppliers. If these suppliers were to decide to pursue the tape library market directly, they may cease supplying us with tape drives and media, in which case we may be unable to obtain adequate supplies of tape drives and media at acceptable prices, if at all. The partial or complete loss of any of our suppliers could result in significant lost revenue, added costs and production delays or may otherwise harm our business, financial condition, operating results and customer relationships.

      We Depend on Contract Manufacturers For Certain Products and Components. We rely on third party contract manufacturers to manufacture some of our products, including some of our entry-level library products and management and connectivity products, as well as various components and sub-assemblies of virtually all of our products. Our contract manufacturers and component suppliers have in the past been, and may in the future be, unable to meet our supply needs, including our needs for timely delivery, high quality, and adequate quantity. Further, some of our suppliers have experienced financial difficulties. If component shortages occur, or if we experience quality problems with contract manufacturers or component suppliers, shipments of products could be significantly delayed or costs significantly increased, and as a result, our revenues and operating results could be materially and adversely affected. In addition, we utilize only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

      We Have a Concentrated Branded Customer Base, and Therefore the Loss of a Single Customer Could Negatively Affect Our Operating Results. We sell the majority of our branded products to value-added resellers, or VARs, who in turn sell our products to end users. For the small and mid-range libraries, VARs may purchase our products from large distributors such as Ingram Micro, Tech Data and others. We have no long-term orders with any of our significant resellers. Generally, we sell products pursuant to purchase orders. Our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively. Moreover, certain of our contracts with our distributors contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise-class libraries, and the revenue associated with the on-site service of those libraries, are somewhat concentrated in specific customers, including government agencies and government-related companies. Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

•	the reduction, delay or cancellation of orders or the return of a significant amount of products;

•	the loss of one or more of such resellers; or

•	any financial difficulties of such resellers that result in their inability to pay amounts owed to us.

      We Expect to Continue Our Focus on OEM Sales and Could Be Adversely Affected if Our OEM Sales Efforts Are Not Successful. We rely on OEMs such as Cray, Dell Computer, Fujitsu-Siemens, HP, IBM and Sun Microsystems and are continuing to focus on sales to OEMs. Total sales to IBM and Dell Computer, which include OEM sales as well as sale of ADIC branded product to these customers, totaled 26% and 19%, respectively, or our sales in fiscal 2002. OEMs typically conduct substantial and lengthy evaluation programs before certifying a new product for inclusion in their product line. We may be required to devote significant amounts of financial and human resources to these evaluation programs with no assurance that our products will ever be selected. In addition, even if selected by the OEM, there generally is no requirement that the OEM will purchase any particular amount of product or that it will refrain from purchasing competing products. We do not have purchase commitments from our OEMs and a reduction in the level of sales from this channel could significantly impact revenue. Further, OEM sales typically feature lower profit margins than we have obtained in the past through our other distribution channels. If any of the OEMs decide not to continue to purchase our products, our business, financial condition and operating results may be harmed.

      We May Not Realize Returns on Our Investments in Sales and Marketing. In recent periods we have increased our spending on sales and marketing as part of our strategy to expand our sales and service channels to support new product offerings and improve market penetration with our more complex enterprise-level products. Our focus on increasing sales of these more complex products has required us to upgrade our sales force to include team members with more technical expertise as well as more experience selling to this level of customer. Further, the sales of these more complex products to large enterprises tend to have a longer sales cycle than sales of our mid-range and entry-level products. If our strategy of investing in this sales channel does not yield results through greater penetration of this large enterprise target market, our business and results of operations will be adversely affected.

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

      We May Make Acquisitions That Are Not Successful. We have in the past acquired businesses, and we may do so in the future. Acquisitions present a number of risks, including:

•	our ability to successfully integrate the acquired entity’s operations, technologies and products with our own;

•	our ability to retain key customers and personnel;

•	our ability to manage a larger and more diverse business, a portion of which may be in markets where we have no or limited prior experience;

•	unanticipated costs associated with the integration of the acquired entity into our business;

•	diversion of management’s attention from our core business during the acquisition and integration process;

•	potential adverse effects on existing business relationships with suppliers and customers; and

•	charges and write-offs incurred in connection with acquisitions.

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

      We May Not Be Able to Effectively Manage Any Future Growth. We have experienced rapid growth over the past several years. This growth has resulted in, and may possibly create in the future, additional capacity requirements, new and increased responsibilities for management personnel, and added pressures on our operating and financial systems. Our facilities, personnel and operating and financial systems may not be sufficient to manage and sustain our future growth, and additional growth may detract from our ability to respond to new opportunities and challenges quickly. We continue to make additions and modifications to our global information system, and if we encounter unexpected difficulties in doing so our business could be harmed. Our ability to manage any future growth effectively will also depend on our ability to hire and retain qualified management, sales and technical personnel. If we are unable to manage growth effectively or hire and retain qualified personnel, our business, financial condition and operating results could be materially negatively affected. In addition, to the extent expected revenue growth does not materialize, increases in our selling and administrative costs that are based on anticipated revenue growth could harm our operating results.

      Risks Associated with International Operations May Adversely Affect Our Business. We have significant net sales to customers outside the United States and believe that international sales will continue to represent a large portion of our net sales. Our international operations and sales to customers outside the United States subject us to a number of risks, including:

•	the imposition of governmental controls;

•	exposure to foreign exchange risk;

•	the need to comply with a wide variety of foreign and U.S. export laws;

•	political and economic instability in certain international markets;

•	trade restrictions and protectionist laws and business practices that favor local competition;

•	changes in tariffs and tax laws;

•	longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable;

•	potentially lower level of protection of our intellectual property than in the United States;

•	greater difficulty of administering business overseas;

•	the need to support multiple languages;

•	difficulty recruiting sales and technical support personnel with the skills to support our products;

•	potential severance exposure related to employment agreements with our European personnel; and

•	dependence on local vendors.

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

      We May Face Liability Associated with the Use of Products and Processes on Which Patent Ownership or Other Intellectual Property Rights Are Claimed. While ADIC is not currently directly involved in any intellectual property litigation or proceedings, we may become involved in intellectual property litigation or proceedings in the future. We are now, and we may in the future be, subject to claims or inquiries regarding our alleged unauthorized use of a third party’s intellectual property. For example, in 2001 we settled litigation that Crossroads Systems, Inc. had filed against Pathlight prior to our acquisition, relating to infringement of Crossroads’ patent by certain products sold by Pathlight. In addition, in 2000 we entered into a settlement agreement with the Lemelson Medical, Education and Research Foundation, Limited Partnership regarding violation of their ownership and right to grant licenses under certain patents. While the settlement agreement with Lemelson involved only a negligible amount of money and we are not a significant user of the products and processes on which Lemelson claims ownership, we may face liability if their claims to these patents are upheld and we use these products and processes in the future in ways that are not currently anticipated.

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

      Fluctuating Foreign Currency Valuations May Adversely Impact Our Profitability. Currently, almost three-quarters of our total international sales are denominated in U.S. dollars, and fluctuations in the value of foreign currencies relative to the U.S. dollar could therefore make our products less price competitive. The remaining portion of our international sales are denominated in foreign currencies, primarily the euro and the British pound sterling. A decrease in the value of a relevant foreign currency in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Furthermore, the expenses of our international subsidiaries are denominated in their local currencies. Because we currently engage in only limited foreign currency hedging transactions, our operating results could be adversely affected by movement in foreign currency exchange rates.

      A Number of Key Personnel Are Critical to the Success of Our Business. Our future success depends in large part on our ability to retain certain key executives and other personnel, some of whom have been instrumental in establishing and maintaining strategic relationships with key suppliers and customers. We do not have any employment agreements with our U.S. employees, except for change of control agreements with our officers. Our future growth and success will depend in large part on our ability to hire, motivate and retain highly qualified management, technical, operations and sales and marketing personnel. We may not be able to retain our existing personnel or attract additional qualified personnel in the future. In addition, companies in our industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified personnel, and such claims could result in litigation. Regardless of the merits of these claims, we could incur substantial costs in defending ourselves against these claims.

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

      We Face Exposure Under Service Level Agreements. Our service contracts with our customers may define specific periods of time during which we must respond to a service call, which sometimes are as short as two or four hours. We may incur more costs than anticipated as a result of these service level commitments. Further, any failure to meet our service level commitments may negatively affect our relationships with key customers and could result in liabilities that materially adversely affect our operating results.

      Failure of the Pathlight Merger to Qualify as a Pooling-of-Interests Would Harm the Financial Results of the Combined Companies. Our acquisition of Pathlight Technology, Inc. in May 2001 through a merger of Pathlight with a wholly owned subsidiary of ADIC has been accounted for as a pooling-of-interests for financial reporting purposes. The availability of pooling-of-interests accounting treatment for this merger depends upon circumstances and events occurring before and after the effective time of the merger. For example, there must not be any significant changes in the business of the combined companies, including significant dispositions of assets, for a period of two years following completion of the merger. If in the future it is determined that we must account for the merger as a purchase rather than as a pooling-of-interests, the future reported earnings of the combined companies could be harmed, which could impact the trading price of our common stock.

      Investments in Equity Securities May be Subject to Write-Downs in the Future. From time to time we make strategic investments in non-marketable equity securities of venture-funded companies having operations or technology in areas within our strategic focus. These investments are accounted for on a cost basis, and are adjusted for other than temporary impairment. These investments are speculative in nature and can become valueless if the companies we invest in are not able to profitably achieve their business plans or if they are not able to obtain adequate funding to do so. Over the past three fiscal years we have incurred approximately $14 million of impairment losses on some of these investments. Additionally, we may in the future incur impairment losses on our current investments or investments that we may make in the future, which would have an adverse effect on our profitability and financial condition.

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

      Our Stock Price May Be Extremely Volatile. The market price of our common stock has experienced fluctuations since it commenced trading in October 1996 and is likely to fluctuate significantly in the future. Our stock price can fluctuate for a number of reasons, including:

•	quarterly variations in operating results;

•	announcements about us or our competitors;

•	the introduction of new technology or products by us or our competitors;

•	comments regarding us and the data storage market made by industry analysts or on Internet bulletin boards; and

•	changes in earnings estimates by analysts or changes in accounting policies.

Item 2.	Properties

      We lease two facilities in Redmond, Washington of approximately 65,000 and 78,000 square feet to house our corporate headquarters and our primary marketing, sales, research and development and global services organizations. The larger of these facilities is used for manufacturing the majority of our smaller libraries. Additionally, we lease two facilities located in Englewood, Colorado. The larger facility, of 148,000 square feet, is used for research and development, manufacturing operations and additional service operations. In early fiscal 2002, as a result of our move to the larger facility, we vacated the other 86,000 square foot Englewood facility and are seeking to sublease this space. We also own a facility in Germany where we manufacture some of our large libraries and perform service operations. We lease facilities for research and development centers in Ithaca, New York; Santa Clara, California; Dallas, Texas and Burnsville, Minnesota. We lease additional facilities throughout the United States, Asia and Europe for our regional sales offices and customer service and support personnel.

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

      No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.     Market for Our Common Stock and Related Shareholder Matters

Common Stock

      Our common stock is traded on the Nasdaq National Market under the symbol “ADIC.” As of December 31, 2002, there were approximately 500 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq National Market.

	High	Low

Fiscal Year 2001:
1st Quarter	$28.250	$12.250
2nd Quarter	$23.875	$12.750
3rd Quarter	$24.950	$10.450
4th Quarter	$15.500	$9.600
Fiscal Year 2002:
1st Quarter	$19.200	$14.000
2nd Quarter	$17.200	$8.750
3rd Quarter	$9.320	$5.200
4th Quarter	$7.240	$4.490

      We have not paid any cash dividends on our common stock during the past two fiscal years, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future.

Item 6.     Selected Consolidated Financial Data

      In the table below, we provide our selected historical consolidated financial data. We have prepared this information using our consolidated financial statements for the five years ended October 31, 2002. The information below has been restated to retroactively include Pathlight Technology, Inc., which was acquired May 11, 2001 in a business combination accounted for as a pooling-of-interests. Periods prior to January 1998 have not been restated to reflect the inclusion of Pathlight. Exclusion of Pathlight in prior periods does not materially affect our financial position or results of operations. It is important to read this selected historical consolidated financial data along with our historical annual financial statements and related notes included in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended October 31,

	1998	1999	2000	2001	2002

	(In thousands, except for per share data)
Consolidated Statements of Operations:
Net sales	$117,782	$227,402	$290,296	$364,681	$337,599
Cost of sales	82,823	148,546	183,717	258,893	245,832
Pathlight acquisition costs	—	—	—	4,109	—

Gross profit	34,959	78,856	106,579	101,679	91,767
Operating expenses:
Sales and marketing	16,021	28,420	39,204	43,704	48,307
General and administrative	6,298	11,172	15,411	19,960	23,172
Research and development	6,231	15,337	19,959	27,763	32,230
Crossroads settlement costs	—	—	434	16,974	—
Acquisition expenses	4,492	2,054	—	8,837	1,475

Operating profit (loss)	1,917	21,873	31,571	(15,559)	(13,417)
Other income	1,360	952	108,491	819	11,864

Income (loss) before income taxes	3,277	22,825	140,062	(14,740)	(1,553)
Provision (benefit) for income taxes	3,176	8,919	44,599	(3,908)	(3,113)
Minority interest	25	299	19	—	—

Net income (loss)	$76	$13,607	$95,444	$(10,832)	$1,560

Basic net income (loss) per share(1)	$0.00	$0.30	$1.62	$(0.18)	$0.03

Diluted net income (loss) per share(1)	$0.00	$0.27	$1.50	$(0.18)	$0.02

Consolidated Balance Sheets:
Cash and cash equivalents	$28,502	$157,455	$194,268	$155,274	$150,741
Working capital	66,466	194,599	262,021	257,415	231,679
Total assets	114,123	455,191	399,245	399,370	399,137
Long-term debt, excluding current portion	19,043	1,644	1,279	1,170	984
Shareholders’ equity	62,806	339,555	326,486	330,476	328,734

(1)	Earnings per share data have been restated to reflect two two-for-one splits of our common stock effected on August 12, 1999 and March 14, 2000.

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

      Our general trends include gaining increased market share in the open systems marketplace, where we are the world’s largest supplier of automated tape systems (as determined by IDC 2001 worldwide revenue and unit market share data for all automated systems using DLT, SDLT, LTO, 8mm or AIT drives); improved sequential gross margin throughout fiscal 2002 as our sales shifted towards more complex solutions; and entering into additional OEM relationships. We have also increased our investment in research and development through internal development and acquisitions, which has resulted in growth in our connectivity and software product offerings.

      In August 1998, we acquired EMASS, Inc. for $25.0 million in cash and the assumption of $2.0 million in indebtedness. The transaction was accounted for as a purchase business combination. In connection with this acquisition we expensed $4.5 million of acquired in-process research and development. EMASS established our presence in Denver and expanded our operations in Europe. Through this acquisition we obtained certain additional product offerings, including large-scale libraries and proprietary software products designed to operate in conjunction with our hardware products and the hardware products of our competitors. Additionally, we gained a field services organization, which now serves our combined business.

      In September 1999, we acquired MountainGate Imaging Systems Corporation. The transaction was accounted for as a purchase business combination. In connection with this acquisition, we issued an aggregate of 220,000 shares of common stock, paid $200,000 cash and assumed approximately $2.0 million of MountainGate’s debt. Through this acquisition we obtained a Storage Area Network (SAN) software technology. We expensed $2.1 million of acquired in-process research and development associated with this software.

      In May 2001, we acquired Pathlight Technology, Inc. We exchanged 10.3 million shares of ADIC common stock for all of the outstanding stock, warrants and stock options of Pathlight in the merger, which was accounted for as a pooling-of-interests. During fiscal 2001, the consideration of 10.3 million shares was reduced by approximately 500,000 shares returned in connection with the settlement of certain litigation. During fiscal 2002, an additional 55,282 shares were canceled as a result of the settlement of escrow claims. Pathlight supplied proprietary hardware and software that would allow users to deploy SANs. SANs are used to solve the growing problem of providing organizations with efficient enterprise-wide access to electronic information.

      In March 2002, we acquired the assets of V-Stor LLC for $1.8 million in cash. The transaction was accounted for as a purchase business combination. In connection with this acquisition, we expensed $1.5 million of the total purchase consideration for acquired in-process research and development and compensation to V-Stor personnel. V-Stor developed disk-based data protection products for the open systems market. Our V-Stor based development effort includes software that allows disk-based storage to look and act like tape systems to traditional backup applications in order to allow disk to be utilized easily in existing data protection systems.

      Foreign currency gains or losses arise as a result of our operation of European subsidiaries, the functional currencies of which are the euro and British pound sterling. All monetary assets are recorded in the functional currencies on the financial statements of these subsidiaries. Some U.S. dollar-denominated receivables and payables in these subsidiaries offset each other to reduce our exposure to transaction gains and losses. To the extent that these monetary assets and liabilities do not fully offset each other and the U.S. dollar exchange rate changes with respect to these currencies, transaction gains or losses may result. For large sales denominated in other currencies, we attempt to implement appropriate hedging strategies.

Fiscal Year 2002 Compared to 2001

      Net Sales. Net sales decreased 7% during fiscal 2002 to $337.6 million from $364.7 million in fiscal 2001. The decrease is primarily attributable to reduced sales of entry-level products. Revenue from OEMs was $150.2 million or 44% of total revenue for fiscal 2002 and $154.3 million or 42% of total revenue for fiscal 2001. OEM sales remained relatively flat in fiscal 2002 as the decrease in revenue from entry-level products was offset by an increase in revenue from our Scalar® product family. Sales to branded customers decreased in fiscal 2002 to $187.4 million from $210.4 million in fiscal 2001. This decline in branded revenue is primarily due to the shift in sales of small and mid-size libraries to OEMs and current weak market conditions. This decline was partially offset by an increase in revenue from global services. Two customers accounted for fiscal 2002 revenues of $86.2 million (26%) and $63.5 million (19%). These same two customers accounted for fiscal 2001 revenues of $85.8 million (24%) and $60.1 million (16%).

      Intelligent Storage Solutions™ (ISS), which include elements of our software and connectivity technology and are sold through both branded and OEM sales channels, represented 30% of sales in fiscal 2002 compared to 17% of sales in fiscal 2001.

      Net sales outside the United States accounted for 41% of our net sales in fiscal 2002 and 51% of our net sales in fiscal 2001. In fiscal 2001, a significant portion of our net sales outside the United States was due to an OEM customer for whom we maintain a revolver warehouse outside the United States. During fiscal 2002, a significant amount of sales to this OEM customer shifted to a revolver warehouse within the United States, which caused a decline in non-U.S. sales.

      Cost of Sales. Cost of sales was $245.8 million or 73% of net sales for fiscal 2002 compared to $258.9 million or 71% of net sales for fiscal 2001. Gross profit margins depend on a number of factors, including customer and product mix, fixed infrastructure costs, price competition and tape drive costs. Our quarterly gross profit margins increased sequentially throughout fiscal year 2002. Our gross margin in the fourth quarter of this year was $24.8 million on $84.2 million of net sales compared to a gross margin of $23.8 million on $96.7 million of net sales in the first quarter of this year. This increase in margin in the fourth quarter was primarily due to a decrease in the percentage of total sales attributable to OEMs. OEM sales in the fourth quarter were 42% versus 50% of total sales in the first quarter of fiscal 2002. Additionally, margins have increased as our sales mix has shifted towards ISS related revenue. An increase in fixed costs associated with our investment in our infrastructure, including our global information system and our facilities, has had an offsetting impact to the trend in margin improvement. We believe gross margin will improve as our product mix continues to become more heavily weighted toward higher margin products that include elements of our proprietary storage management software and connectivity technology.

      Sales and Marketing Expenses. Sales and marketing expenses were $48.3 million or 14% of net sales for fiscal 2002 compared to $43.7 million or 12% of net sales for fiscal 2001. The dollar and percentage increases are due to continued efforts to expand our sales and services channels to support new product offerings and improve market penetration with our more complex enterprise-level products. Our focus on increasing sales of enterprise-class products is expected to require continued growth in sales and marketing costs.

      General and Administrative Expenses. General and administrative expenses were $23.2 million or 7% of net sales for fiscal 2002 compared to $20.0 million or 5% of net sales for fiscal 2001. The dollar and percentage increases are due to continued investment in our infrastructure, including our global information system, as well as increases in recession-related costs such as bad debt and severance expense. Bad debt expense was $1.3 million, the majority of which was attributed to a single customer. We expect slower growth in general and administrative expenses in fiscal 2003.

      Research and Development Expenses. Research and development expenses were $32.2 million or 10% of net sales for fiscal 2002 compared to $27.8 million or 8% of net sales for fiscal 2001. The increase in percentage and absolute dollars in fiscal 2002 reflects our strategy to maintain heavy investments in software and connectivity product development and relates to added personnel resources and additional spending related to new products. Had our fourth quarter fiscal 2002 spending level been consistent during the entire fiscal year, we would have invested approximately $40.0 million in research and development. We believe that significant investments in research and development are required to remain competitive and to solidify our market position, and we expect quarterly research and development expenditures during fiscal 2003 to continue at levels comparable to the $10.0 million expended in the last quarter of fiscal 2002. Further, we believe the potential for growth in the market for storage solutions is sufficient to justify continued expansion in our research and development expenses.

      Acquisition Expenses. In fiscal 2002, we incurred charges of $1.5 million for acquired in-process research and development and compensation to personnel in connection with our acquisition of V-Stor. In fiscal 2001, we incurred a charge reducing gross profit by $4.1 million for the write-off of certain inventory deemed non-salable due to the Pathlight merger and an accrual for contractual liability to a third party. In addition, we incurred charges of $8.8 million for investment banker and financial advisory fees, other professional fees, team member costs which relate to termination of certain team members with redundant job functions and relocation costs, and other merger related expenses.

      Other Income. Other income primarily consists of interest income, gain (loss) on securities transactions and foreign currency transaction gains, net. Other income was $11.9 million for fiscal 2002 compared to $819,000 in fiscal 2001. Other income in fiscal 2002 includes a gain on marketable securities transactions of $8.2 million, which is offset by a $750,000 charge for impairment of an investment we hold in a private technology company. In fiscal 2001, other income included an $8.1 million write down of our strategic investment portfolio, offset by a gain on marketable securities transactions of $1.6 million. Interest income for fiscal 2002 was $3.6 million compared to $7.6 million for fiscal 2001. The decrease in interest income is the result of lower returns on cash and investment balances during fiscal 2002. This decrease in interest income is partially offset by an increase in foreign currency transaction gains resulting from stronger European currencies. Interest expense in fiscal 2002 and 2001 primarily relates to interest on operating credit lines through two German banks along with a loan payable to a German bank.

      Benefit For Income Taxes. We had a benefit for income taxes of $3.1 million in fiscal 2002 compared to $3.9 million for fiscal 2001. As a result of our near breakeven taxable income in 2002, taxes paid in various federal, state and international jurisdictions were exceeded by the tax benefits of our credit for research and development spending, our extraterritorial income exclusion and non-taxable interest income. During fiscal 2001, we did not get the full tax rate benefit relating to our loss because our effective income tax rate was negatively affected by certain non-deductible expenses associated with the acquisition of Pathlight.

Fiscal Year 2001 Compared to 2000

      Net Sales. Our net sales of $364.7 million in fiscal 2001 grew by $74.4 million or 26% over net sales of $290.3 million in fiscal 2000. The increase was primarily due to strong sales growth of Faststor® and Scalar® products to OEM customers. Total revenue from branded products remained materially consistent with fiscal 2000, however, the mix of branded revenue shifted in 2001 towards our larger products. This shift was consistent with our strategy to move the branded product mix toward larger and more complex solutions and fulfill demand for our smaller products through our OEM partners. Revenue from OEMs was $154.3 million or 42% of total revenue for fiscal 2001 and $78.5 million or 27% of total revenue for fiscal 2000. Two OEM customers accounted for fiscal 2001 revenues of $85.8 million (24%) and $60.1 million (16%). In fiscal 2000, sales to a single OEM customer accounted for $47.6 million (16%).

      Net sales outside the United States accounted for 51% of our net sales in fiscal 2001 and 35% of our net sales in fiscal 2000. The increase in net sales outside the United States in fiscal 2001 was due to sales to an OEM customer for whom we maintain a revolver warehouse outside the United States. A significant percentage of end user sales from that OEM may have been to U.S. customers. As a result, the total of 51% of non-U.S. shipments for 2001 may have significantly overstated our international end-user customer base.

      Cost of Sales. Cost of sales was $258.9 million or 71% of net sales for fiscal 2001 compared to $183.7 million or 63% of net sales for fiscal 2000. The rapid acceleration of OEM sales had a negative effect on gross margin in fiscal 2001.

      Sales and Marketing Expenses. In fiscal 2001, sales and marketing expenses were $43.7 million or 12% of net sales compared to $39.2 million or 14% of net sales for fiscal 2000. Sales and marketing expenses increased in absolute dollars as we continued to launch new products and pursue and penetrate new sales channels. The percentage decrease was due to the increase in OEM sales, which generally have lower related sales and marketing costs.

      General and Administrative Expenses. In fiscal 2001, general and administrative expenses were $20.0 million or 5% of net sales compared to $15.4 million or 5% of net sales for fiscal 2000. General and administrative expenses remained consistent as a percentage of sales but increased in absolute dollars as we expanded our infrastructure.

      Research and Development Expenses. Research and development expenses increased 39% to $27.8 million in fiscal 2001 compared to $20.0 million in fiscal 2000. Research and development expenses were 8% and 7% of net sales for fiscal 2001 and 2000, respectively. The increase in both absolute dollars and as a percentage of sales was related to added headcount, additional spending related to new products and maintaining heavy investment in software and hardware product development.

      Crossroads Settlement Costs. During fiscal 2001, we incurred $17.0 million in litigation settlement costs. The costs included payment to Crossroads for a settlement agreement related to litigation brought against Pathlight, associated legal fees and other settlement related costs. The litigation was pending against Pathlight prior to our merger. In connection with the settlement, approximately 500,000 shares of ADIC common stock that were part of the Pathlight purchase consideration were returned to ADIC and canceled in fiscal 2001.

      Acquisition Expenses. In fiscal 2001, we incurred a charge reducing gross profit by $4.1 million for the write-off of certain inventory deemed non-salable due to the Pathlight merger and an accrual for contractual liability to a third party. In addition, we incurred charges of $8.8 million for investment banker and financial advisory fees, other professional fees, team member costs which related to termination of certain team members with redundant job functions and relocation costs, and other merger related expenses.

      Other Income. Other income was $819,000 for fiscal 2001, a decrease of $107.7 million from $108.5 million in fiscal 2000. Included in other income in fiscal 2001 was an $8.1 million charge for impairment of investments we hold in certain private technology companies. Fiscal 2001 included interest income of $7.6 million compared to $10.9 million in fiscal 2000. The decrease in interest income was due to reduced cash balances during the year combined with lower returns on the cash balances. In fiscal 2000, other income included the gain on sales of a majority of our equity interest in Crossroads Systems, Inc. of $102.8 million, which was offset by a $5.5 million write down of our strategic investment portfolio. Interest expense in fiscal 2001 and 2000 primarily related to interest on operating credit lines through two German banks along with a loan payable to a German bank.

      Provision (Benefit) For Income Taxes. We had a benefit for income taxes of $3.9 million in fiscal 2001 compared to income tax expense of $44.6 million for fiscal 2000. The negative 27% effective tax rate for fiscal 2001 included taxes paid in various federal, state and international jurisdictions. We did not receive the full tax rate benefit relating to our loss in fiscal 2001 because our effective income tax rate was negatively impacted by certain non-deductible expenses associated with the acquisition of Pathlight. During fiscal 2000, the valuation allowance associated with certain deferred tax assets was eliminated due to our belief that it was more likely than not that these deferred tax assets would be realized.

Liquidity and Capital Resources

      Cash provided by operating activities was $40.0 million for fiscal 2002. Cash used in operating activities was $35.6 million for fiscal 2001 and $18.6 million for fiscal 2000. In fiscal 2002, operating cash was provided by depreciation and amortization, decreases in accounts receivable and inventories, an increase in advance payments from customers, and income tax refunds. In fiscal 2002 cash from operations was used to invest in additional service parts for maintenance. In addition, gains on securities transactions in fiscal 2002 were included as a component of cash flow provided by operating activities. Inventories have decreased as we have entered into certain vendor-managed inventory programs, under which ownership transfers at the time we take possession of inventory in the manufacturing process. The increase in advanced payments from customers is due to increased sales of service contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the service period. Service parts for maintenance have increased in order to support new product offerings as well as maintain our increasing installed base of existing solutions. In fiscal 2001, operating cash was used for payment of charges related to the Crossroads settlement costs and acquisition expenses of $17.0 million and $8.1 million, respectively. In fiscal 2000, taxes associated with the $97.3 million gain on securities transactions were paid via estimated tax payments during fiscal 2000 and were included as a component of cash flow used in operating activities. In fiscal 2001 and 2000, operating cash was used to fund increases in accounts receivable, inventories, and service parts for maintenance and was offset by depreciation and amortization and other allowances. As in fiscal 2002, the increases in service parts for maintenance during fiscal 2001 and 2000 related to new product offerings as well as maintenance of our increasing installed base of existing solutions. The increases in inventory during fiscal 2001 and 2000 were primarily the result of the additional inventory requirements necessary to support our OEM customers, new ADIC branded product launches and sales growth.

      Cash used in investing activities was $41.1 million for fiscal 2002 and $4.8 million for fiscal 2001. During fiscal 2000 cash flows provided by investing activities were $49.9 million. Proceeds of $41.9 million were received on sales of marketable securities and covered calls on shares owned by us and were offset by purchases of marketable securities of $52.8 million during fiscal 2002. Fiscal 2002 capital expenditures were $26.9 million and consisted primarily of computer hardware and software associated with the global implementation of a Customer Relationship Management information system and the worldwide rollout of our North American Enterprise Resource Planning information system, leasehold improvements purchased for our new Englewood, Colorado facility and tooling and equipment related to new product introductions. During fiscal 2001, proceeds of $15.8 million were received on sales of certain marketable securities and covered calls on shares owned by us. Capital expenditures were $20.1 million during fiscal 2001 and were comprised primarily of manufacturing and engineering equipment along with purchases of computer hardware and software. Fiscal 2000 investing activities reflect $108.7 million of proceeds associated with the sale of marketable securities, which were offset by purchases of investments in marketable securities of $26.8 million. In fiscal 2000, investments in property, plant and equipment included the cost of tenant improvements on our Redmond, Washington manufacturing and engineering facility and the costs of hardware and software associated with the North America implementation of a fully-integrated Enterprise Resource Planning information system. Fiscal 2002, 2001 and 2000 investing activities include purchases of non-marketable investments in non-public technology businesses of $3.3 million, $500,000 and $12.0 million, respectively.

      Cash flows used in financing activities were $3.5 million for fiscal 2002. Cash flows provided by financing activities were $1.1 million for fiscal 2001 and $6.6 million for fiscal 2000. During fiscal 2002, we repurchased $7.9 million of our common stock. Proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options and warrants were $6.5 million, $3.6 million and $3.8 million in fiscal 2002, 2001 and 2000, respectively. In fiscal 2000 proceeds from the issuance of common stock were $5.0 million and related to the issuance of Pathlight common stock.

Offsetting the above proceeds in all three years were certain payments on bank lines and long-term debt, which were $2.2 million in each of the three years.

      At October 31, 2002, our cash and cash equivalents totaled $150.7 million, down from $155.3 million at October 31, 2001. Our cash and cash equivalents and marketable securities totaled $182.8 million and $180.2 million at October 31, 2002 and 2001, respectively. Our working capital, the difference between current assets and current liabilities, was $231.7 million at October 31, 2002 compared to $257.4 million at October 31, 2001. The ratio of current assets to current liabilities was 4.3 to 1 and 4.8 to 1 at October 31, 2002 and 2001, respectively.

      The following table summarizes our contractual cash commitments as of October 31, 2002:

	Payments Due During Fiscal Years Ended October 31,

	Total	2003	2004-2005	2006-2007	Thereafter

	(In thousands)
Operating leases	$35,088	$5,453	$10,370	$8,641	$10,624
Credit agreements	1,995	1,995	—	—	—
Long-term debt	1,271	287	329	353	302

Total contractual cash obligations	$38,354	$7,735	$10,699	$8,994	$10,926

      As of October 31, 2002, we had a commitment to provide an additional $2,775,000 in capital funding towards a strategic investment we currently hold. We will invest funds as requested until our remaining commitment is satisfied.

      As part of our agreement with a contract manufacturer who builds one of our products, we could find it expedient to pay a fee to gain ownership of certain manufacturing and manufacturing test process information and fixtures. The payment would allow us to procure certain portions of the supplier’s own intellectual property and hardware inventory which could prove helpful if we elected to move production to a different supplier. The fee started at a maximum of $3,000,000 and decreases by $150 with each production unit purchased until it is reduced to zero. We would incur no such fees if we continue to purchase from the same supplier, cancel the contract and choose not to purchase the information and hardware, or move production to a supplier with similar test capabilities and robust internal processes.

      Our fiscal 2003 operating expenses could include up to approximately $8 million related to profit incentive and bonus. This amount is based upon a combination of team member salaries and achievement of Company performance goals.

      During fiscal 2001 we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site which has been replaced by a larger facility. During fiscal 2002, we incurred exit costs of $677,000, reducing the liability to $1,641,000 at October 31, 2002.

      Our October 31, 2002 balance sheet includes liabilities for our credit agreements, long-term debt and anticipated exit costs. None of the other commitments described above require accrual at October 31, 2002. We had no other material or unusual commitments as of October 31, 2002.

      We believe that our existing cash and cash equivalents, marketable securities, available bank lines of credit, debt capacity and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. In addition, we have made and expect to continue to make investments in companies with whom we have identified potential synergies.

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives no longer be limited to forty years. SFAS 142 is required to be adopted in ADIC’s financial statements for the year ending October 31, 2003. The adoption of this statement is not currently anticipated to have a material impact on our financial position or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for ADIC commencing with our 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 provides guidance on accounting for the impairment or disposal of long-lived assets. The objectives of the statement are to address issues relating to the implementation of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will become effective for ADIC commencing with our 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for ADIC commencing with our 2003 fiscal year. The provisions of SFAS 145 related to the rescission of SFAS 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This SFAS requires that a liability for a cost associated with an exit or disposal activity be recorded at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transaction for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and will become effective for ADIC commencing with the second quarter of our 2003 fiscal year. We do not currently have plans to change to the fair value method of accounting for our stock-based compensation.

Critical Accounting Estimates

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer agreements, sales returns, bad debts, inventories, service parts for maintenance, warranty costs, investments, intangible assets, acquired in-process technology and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 1 to our Consolidated Financial Statements for a summary of our significant accounting policies.

      We record estimated reductions to revenue for specifically-identified customer agreements, such as special pricing, price protection, stock rotation and volume-based incentives, at the time of shipment based upon the expected rate of occurrence. If market conditions were to decline, we may take actions to enter into more of these agreements, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We also record an allowance for sales returns for our estimates of expected customer product returns. Should actual return rates differ from our estimates, revisions to our sales return allowance may be necessary. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers. If we were unable to reliably estimate the amount of future price adjustments and product returns in any specific reporting period, then we would be required to defer recognition of the revenue until the right to future price adjustments and product returns were to lapse and we were no longer under any obligation to reduce the price or take back the product.

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and our ability to recognize sales to certain customers may be affected.

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

      We value our service parts for maintenance at the lower of depreciated cost or market. Depreciation is computed on the straight-line method over the estimated useful life of 3 to 7 years depending on the type of service part. Should the technology or our customers’ service needs change and cause a decrease in the estimated useful lives of service parts, additional write-downs of these parts would be required.

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

      We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We would record an impairment charge if we determined that the carrying value of intangibles and goodwill may not be recoverable. Upon implementation of SFAS No. 142, “Goodwill and Other Intangible Assets” at the beginning of fiscal 2003, we will cease to amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in fiscal 2003 and an annual impairment review thereafter. The adoption of this statement is not currently anticipated to have a material impact on our financial position or results of operations.

      When we enter into a business combination, we record an expense for the value of acquired in-process technology that has not reached technological feasibility and has no alternative future use as of the date of acquisition. The valuation of acquired in-process technology is typically based upon our estimates and valuations by a third-party appraiser.

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

Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures.

      Currently, almost three-quarters of our total international sales are denominated in U.S. dollars. The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $931,000 and $746,000 decrease in income before benefit for income taxes during fiscal 2002 and 2001, respectively. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries.

      At October 31, 2002, we had variable rate debt of approximately $2.0 million provided by German banks, and fixed rate debt of $1.1 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at October 31, 2002. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3% through November 2003. Interest on the fixed rate debt is 4.4%.

Item 8.     Index to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Advanced Digital Information Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Digital Information Corporation and its subsidiaries at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

December 10, 2002

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,

	2001	2002

	(In thousands,
	except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$155,274	$150,741
Accounts receivable, net of allowances of $1,752 in 2001 and $1,379 in 2002	82,451	71,383
Inventories, net	42,430	32,296
Short-term marketable securities	23,352	24,878
Prepaid expenses and other	1,789	2,245
Income taxes receivable	9,546	6,305
Deferred income taxes	10,297	13,250

Total current assets	325,139	301,098
Property, plant and equipment, net	32,017	48,722
Service parts for maintenance, net	17,149	22,936
Deferred income taxes	7,766	3,347
Long-term marketable securities	1,550	7,221
Investments	9,953	10,928
Intangible and other assets	5,796	4,885

	$399,370	$399,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,380	$35,126
Accrued liabilities	12,573	11,668
Deferred revenue	12,772	20,343
Bank lines of credit and current portion of long-term debt	3,999	2,282

Total current liabilities	67,724	69,419
Long-term debt	1,170	984
Commitments
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 61,874,990 issued and outstanding at October 31, 2002 (61,934,277 in 2001)	221,399	222,687
Retained earnings	106,599	108,159
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(2,302)	(1,887)
Unrealized investment gains (losses)	4,780	(225)

Total shareholders’ equity	330,476	328,734

	$399,370	$399,137

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,

	2000	2001	2002

	(In thousands, except for per share data)
Net sales	$290,296	$364,681	$337,599
Cost of sales	183,717	258,893	245,832
Pathlight acquisition costs	—	4,109	—

Gross profit	106,579	101,679	91,767

Operating expenses:
Sales and marketing	39,204	43,704	48,307
General and administrative	15,411	19,960	23,172
Research and development	19,959	27,763	32,230
Crossroads settlement costs	434	16,974	—
Acquisition expenses	—	8,837	1,475

	75,008	117,238	105,184

Operating profit (loss)	31,571	(15,559)	(13,417)

Other income (expense):
Interest income	10,920	7,550	3,567
Interest expense	(392)	(295)	(239)
Gain (loss) on securities transactions, net	97,251	(6,508)	7,482
Foreign currency transaction gains, net	697	106	1,094
Other	15	(34)	(40)

	108,491	819	11,864

Income (loss) before provision (benefit) for income taxes	140,062	(14,740)	(1,553)

Provision (benefit) for income taxes:
Current	55,534	1,842	(7,202)
Deferred	(10,935)	(5,750)	4,089

	44,599	(3,908)	(3,113)

Minority interest	19	—	—

Net income (loss)	$95,444	$(10,832)	$1,560

Basic net income (loss) per share	$1.62	$(0.18)	$0.03

Diluted net income (loss) per share	$1.50	$(0.18)	$0.02

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended October 31, 2000, 2001 and 2002

				Accumulated
				Other
	Common Stock			Comprehensive
			Retained	Income
	Shares	Amount	Earnings	(Loss)	Total

	(In thousands)
Balance at October 31, 1999	56,323	$200,992	$21,987	$116,576	$339,555
Shares issued privately by Pathlight	1,388	5,023	—	—	5,023
Purchases under Stock Purchase Plan	105	1,468	—	—	1,468
Exercise of stock options, including tax benefit of $5,053	1,098	7,393	—	—	7,393
Other equity transactions	114	—	—	—	—
Comprehensive income (loss):
Net income	—	—	95,444	—	—
Unrealized investment gains (losses):
Unrealized investment losses, net of tax of $29,229	—	—	—	(53,817)	—
Reclassification adjustment: gain included in net income, net of tax of $35,963	—	—	—	(66,788)	—
Foreign currency translation adjustment, net of tax of $965	—	—	—	(1,792)	—
Total comprehensive loss	—	—	—	—	(26,953)

Balance at October 31, 2000	59,028	214,876	117,431	(5,821)	326,486
Shares repurchased	(30)	(299)	—	—	(299)
Purchases under Stock Purchase Plan	156	1,852	—	—	1,852
Exercise of stock options, including tax benefit of $2,963	2,563	4,518	—	—	4,518
Exercise of warrants	157	155	—	—	155
Other equity transactions	60	297	—	—	297
Comprehensive income (loss):
Net loss	—	—	(10,832)	—	—
Unrealized investment gains:
Unrealized investment gains, net of tax of $4,606	—	—	—	8,554	—
Reclassification adjustment: gain included in net income, net of tax of $381	—	—	—	(708)	—
Foreign currency translation adjustment, net of tax of $244	—	—	—	453	—
Total comprehensive loss	—	—	—	—	(2,533)

Balance at October 31, 2001	61,934	221,399	106,599	2,478	330,476
Shares repurchased	(1,294)	(7,863)	—	—	(7,863)
Purchases under Stock Purchase Plan	286	1,943	—	—	1,943
Exercise of stock options, including tax benefit of $2,607.	898	7,065	—	—	7,065
Exercise of warrants	106	143	—	—	143
Cancellation of Pathlight escrow shares	(55)	—	—	—	—
Comprehensive income (loss):
Net income	—	—	1,560	—	—
Unrealized investment gains (losses):
Unrealized investment losses, net of tax of $1,410	—	—	—	(2,618)	—
Reclassification adjustment: gain included in net income, net of tax of $1,285	—	—	—	(2,387)	—
Foreign currency translation adjustment, net of tax of $223	—	—	—	415	—
Total comprehensive loss	—	—	—	—	(3,030)

Balance at October 31, 2002	61,875	$222,687	$108,159	$(2,112)	$328,734

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,

	2000	2001	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$95,444	$(10,832)	$1,560
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest	19	—	—
Depreciation and amortization	7,797	13,084	16,815
Allowance for doubtful accounts receivable	998	466	1,258
Inventory obsolescence	4,224	3,170	4,173
Acquired in-process research and development	—	—	1,200
(Gain) loss on securities transactions	(97,251)	6,508	(7,482)
Deferred income taxes	(10,934)	(4,748)	4,279
Tax benefit from exercise of stock options	5,053	2,963	2,607
Assets retired	333	1,613	17
Change in assets and liabilities:
Accounts receivable	(27,676)	(12,490)	9,807
Inventories	(18,282)	(7,144)	6,585
Prepaid expenses and other	(644)	(44)	(421)
Service parts for maintenance	(5,076)	(11,297)	(10,210)
Other assets	87	(2)	(15)
Accounts payable	13,293	4,659	683
Accrued liabilities	5,598	(8,846)	(1,369)
Income taxes receivable	4,514	(17,015)	3,306
Deferred revenue	3,947	4,390	7,234

Net cash provided by (used in) operating activities	(18,556)	(35,565)	40,027

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,200)	(20,055)	(26,932)
Purchase of marketable securities	(26,769)	—	(52,812)
Proceeds from marketable securities transactions	108,671	15,802	41,875
Acquisition of minority interest	(4,765)	—	—
Purchase of other investments	(12,002)	(500)	(3,259)

Net cash provided by (used in) investing activities	49,935	(4,753)	(41,128)

Cash flows from financing activities:
Repayment of short-term and long-term debt	(2,205)	(2,195)	(2,227)
Proceeds from issuance of common stock, net	5,023	—	—
Repurchase of common stock	—	(299)	(7,863)
Proceeds from issuance of common stock for stock options, stock warrants and Stock Purchase Plan	3,808	3,562	6,544

Net cash provided by (used in) financing activities	6,626	1,068	(3,546)

Effect of exchange rate changes on cash	(1,192)	256	114

Net increase (decrease) in cash and cash equivalents	36,813	(38,994)	(4,533)
Cash and cash equivalents at beginning of period	157,455	194,268	155,274

Cash and cash equivalents at end of period	$194,268	$155,274	$150,741

Supplemental Disclosure of Cash Flow Information

	Years Ended October 31,

	2000	2001	2002

	(In thousands)
Cash paid during the period for:
Interest	$336	$311	$292
Income taxes	$45,999	$14,770	$675

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

Stock Split

      On March 14, 2000, we split our common stock two-for-one for shareholders of record as of March 1, 2000. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock split.

Nature of Operations

      We provide hardware and software-based data storage solutions to the open systems marketplace. Along with our value-added resellers (VARs), original equipment manufacturer (OEM) partners and end-user customers, we incorporate our proprietary hardware, software and connectivity products, as well as our service and support expertise, with third-party hardware and software products to deliver reliable, flexible and scalable storage solutions. Our storage solutions are designed to enable organizations to capture, protect, manage and archive the increasing amount of mission-critical data. We sell our products on a global basis.

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

      Estimates that are particularly susceptible to significant change in the near term are the adequacy of the allowances for doubtful accounts receivable, sales returns, inventory obsolescence and warranty costs; reductions to revenue for specifically-identified customer agreements; the net book value of service parts for maintenance; the valuation of our deferred tax assets; the net realizable value of equity interests in private companies and the allocation of purchase price and estimated valuation of acquired developed technology and acquired in-process technology.

Revenue Recognition

      We rely on multiple distribution channels; our customers may be VARs, distributors, OEMs or end users. Revenue from product sales is recognized in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Under SAB 101, we recognize revenue from product sale upon shipment provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining and collection of the resulting receivable is

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end-user acceptance, which typically occurs after delivery and installation are completed. We consign inventory at third-party warehouses for certain OEM partners. We recognize revenue when our OEM partner takes title to the inventory, which can occur one of two ways. In some instances, our OEM partner pulls the inventory from the warehouse, and title transfers to our partner when the inventory is pulled. In other instances, the warehouse ships inventory directly to a customer of the OEM, and title transfers to our partner upon shipment. We accrue for promotional offers, warranty costs, sales returns and other allowances at the time of shipment, based upon the expected rate of occurrence. Libraries, software and maintenance services may be sold separately or together. If sold together, total revenue is allocated to the various elements based upon the price of that item sold on a separate basis.

      Certain distributors have the right, on a quarterly basis, to return products according to a stock rotation policy. Typically, the value of the products returned cannot exceed 10-15% of the previous quarter’s purchases and the products returned must be new and in sealed cartons. Some of our agreements with distributors require that these returns be accompanied by offsetting orders of commensurate value.

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

Advertising Expense

      Included in advertising expense are costs associated with direct marketing, telemarketing, trade shows, promotions, and public relations. These costs are expensed as incurred. Advertising expense for the years ended October 31, 2000, 2001 and 2002 was $7,114,000, $6,600,000 and $7,168,000, respectively.

Research and Development Costs

      Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. Marketable securities are carried at fair value, which is based on quoted market prices. The fair value of our investments in marketable securities is less than cost at October 31, 2002 and greater than cost at

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

October 31, 2001. The carrying value of our long-term debt approximates fair value as the debt bears interest that adjusts based upon market interest rates.

Concentrations

      Our products are concentrated in the data storage solutions industry, which is highly competitive and rapidly changing. Significant technological changes in the industry could affect operating results adversely. Our inventories include devices and components that may be subject to rapid technological obsolescence. While we have programs to minimize the required inventories on hand and consider technological obsolescence in estimating required allowances, such estimates could change in the future. Additionally, we depend on a limited number of third-party manufacturers to supply us with our devices and components. In many cases, specific versions of these components and devices are customized and are available only from a single supplier. Therefore, loss of certain suppliers could disrupt operations. We attempt to mitigate these risks by working closely with and performing financial reviews of key and strategic suppliers and purchasing business interruption insurance where appropriate.

      We sell products to customers in a wide variety of industries on a worldwide basis. In countries or industries where we are exposed to material credit risk, we require sufficient collateral, including cash deposits and/or letters of credit, prior to the completion of a transaction. We do not believe there is a credit risk beyond that provided for in the financial statements in the ordinary course of business.

      We primarily sell our products through third-party resellers and, as a result, experience individually significant annual sales volumes with OEMs and major distributors. IBM and Dell Computer accounted for fiscal 2002 revenues of $86,211,000 (26%) and $63,518,000 (19%), respectively. These two customers accounted for fiscal 2001 revenues of $85,807,000 (24%) and $60,113,000 (16%), respectively. In fiscal 2000, $47,636,000 (16%) and $29,226,000 (10%) were sold to Dell Computer and Ingram Micro, respectively. At October 31, 2002, the two customers that exceeded 10% of sales represented 52% of accounts receivable. The two customers that exceeded 10% of sales in fiscal 2001 represented 57% of the accounts receivable balance at October 31, 2001.

      We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all outstanding accounts receivable. Allowance for doubtful accounts receivable for the years ended October 31, 2000, 2001 and 2002 are as follows:

	Balance at	Additions
	Beginning	Charged to		Balance at
	of Year	Income	Deductions*	End of Year

		(In thousands)
Allowance for doubtful accounts receivable:
2000	$1,004	$998	$138	$1,864
2001	1,864	466	578	1,752
2002	1,752	1,258	1,631	1,379

*	Deductions represent amounts written off against the allowance, net of recoveries. During fiscal 2002, the write off of a single customer balance accounted for $1,239,000 of the deduction.

Cash and Cash Equivalents

      We consider any highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of investments in money market funds, commercial paper and marketable debt securities that are readily convertible to cash without penalty and subject to insignificant risk of changes in value in accordance with our cash management policy. The objectives of our cash management policy are safety and preservation of funds, liquidity sufficient to meet

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

cash flow requirements and attainment of a market rate of return. Our cash and cash equivalents balance consists of the following:

	October 31,	October 31,
	2001	2002

	(In thousands)
Cash	$79,450	$96,191
Commercial paper	22,826	—
Marketable debt securities	52,998	54,550

	$155,274	$150,741

Marketable Securities

      At times we invest in certain marketable debt and equity securities. Equity securities consist of stock in U.S. companies that operate in areas within our strategic focus. Debt securities consist of investment-grade government and commercial securities purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” such investments are classified as available-for-sale. Under SFAS 115, unrealized investment gains and losses, net of taxes, are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. We evaluate the need for inventory allowances associated with obsolete, slow-moving and nonsalable inventory by reviewing current transactions and forecasted product demand. Allowance for excess and obsolete inventory for the years ended October 31, 2000, 2001 and 2002 are as follows:

	Balance at	Additions
	Beginning	Charged to		Balance at
	of Year	Income	Deductions*	End of Year

		(In thousands)
Allowance for inventory obsolescence:
2000	$3,532	$4,224	$1,726	$6,030
2001	6,030	3,170	1,812	7,388
2002	7,388	4,173	848	10,713

*	Deductions represent amounts written off against the allowance, net of recoveries.

Property, Plant and Equipment

      Property, plant and equipment is recorded at cost, except for property, plant and equipment of acquired entities which has been reduced for certain negative goodwill associated with their acquisition in fiscal 1998. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: machinery and equipment and office equipment, including purchased software, 3 to 10 years; leasehold improvements, the life of the lease. Expenditures for maintenance and repairs are expensed as incurred. Gains and losses from disposal in the amount of the difference between any proceeds received from the sale of property, plant and equipment and net book value of the asset disposed are recorded in income.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Service Parts for Maintenance

      Service parts for maintenance are valued at cost. Depreciation is computed on the straight-line method over the estimated useful life of 3 to 7 years depending on the type of service part.

Intangible Assets

      Intangible assets resulting from the acquisition of the minority interest of ADIC Germany and the acquisitions of MountainGate and V-Stor include developed technology, core technology, assembled workforce, non-compete agreements and goodwill which were recorded at their fair value. These assets are amortized over the periods estimated to be benefited as follows: developed technology and assembled workforce, 2 to 3 years; core technology and goodwill, 7 to 10 years; non-compete agreements, 30 months.

Income Taxes

      Provision for income taxes has been recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the liability method of SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

      Deferred taxes result from the difference between the tax basis and fair value of assets of acquired entities, the unrealized gain or loss associated with investments in equity securities and from the timing of tax deductions for depreciation, allowances and accrued expenses.

Foreign Currency Translations

      The financial statements of ADE, ADIC Germany and ADIC UK have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Under the provisions of this statement, all assets and liabilities in the balance sheets of these subsidiaries, whose functional currency is the euro for ADE and ADIC Germany and British pound sterling for ADIC UK, are translated at year-end exchange rates, and translation gains and losses are accumulated in a separate component of shareholders’ equity.

Foreign Currency Transactions and Forward Contracts

      Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change. In addition, we may enter into foreign currency forward contracts to hedge transactions which are not otherwise offset. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method, and are typically three months or less in length. There were no outstanding contracts at October 31, 2001 or 2002.

Derivative Financial Instruments

      In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivatives, whether designated in hedging relationships or not, are recognized on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Derivatives not designated or qualifying as a hedging instrument are adjusted to fair value through earnings. We may, from time to time, enter into derivative instruments to hedge against known or forecasted market exposures.

Stock-based Compensation

      Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.”

Earnings Per Share

      Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. For the period in which we incurred a net loss, diluted earnings per share was calculated based on the same number of shares as basic earnings per share.

Business Segments

      We maintain single sales, marketing, research and development and administrative functions for all of our sales and geographic regions. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Based on the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that our company operates in one segment providing hardware and software data storage solutions to the open systems marketplace.

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives no longer be limited to forty years. SFAS 142 is required to be adopted in ADIC’s financial statements for the year ending October 31, 2003. The adoption of this statement is not currently anticipated to have a material impact on our financial position or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for ADIC commencing with our 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 provides guidance on

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

accounting for the impairment or disposal of long-lived assets. The objectives of the statement are to address issues relating to the implementation of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will become effective for ADIC commencing with our 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for ADIC commencing with our 2003 fiscal year. The provisions of SFAS 145 related to the rescission of SFAS 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This SFAS requires that a liability for a cost associated with an exit or disposal activity be recorded at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transaction for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and will become effective for ADIC commencing with the second quarter of our 2003 fiscal year. We do not currently have plans to change to the fair value method of accounting for our stock-based compensation.

2.     Business Combinations

      In May 2001, we acquired all of the outstanding stock of Pathlight Technology, Inc. a provider of products consisting of proprietary hardware and software that allow users to deploy advanced enterprise data storage systems called Storage Area Networks or SANs. SANs are used to solve the growing problem of providing organizations with efficient enterprise-wide access to electronic information. We exchanged 10.3 million shares of ADIC common stock for all of the outstanding stock, warrants and stock options of Pathlight. During fiscal 2001, the 10.3 million shares were reduced by approximately 500,000 shares returned in connection with the settlement of certain litigation. During fiscal 2002, an additional 55,282 shares were canceled as a result of the settlement of escrow claims. The acquisition was accounted for as a pooling-of-interests; accordingly, the financial statements have been restated to retroactively combine Pathlight as a wholly owned subsidiary of ADIC.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

      In March 2002, we paid $1.8 million in cash to acquire the intellectual property and assets and hire the engineering and product management personnel of V-Stor LLC, a privately held company based in California. V-Stor developed disk-based data protection products for the open systems market. Our V-Stor-based development effort includes software that allows disk-based storage to look and act like tape systems to traditional backup applications in order to allow disk to be utilized easily in existing data protection systems. The V-Stor technology is being integrated into new products, including products that combine disk and tape for backup. This acquisition was accounted for as a purchase business combination. We expensed $1.5 million of the total purchase consideration. These acquisition charges relate to acquired in-process research and development and compensation to V-Stor personnel. The acquired technology had not reached technological feasibility and has no alternative future use. The valuation of the acquired in-process research and development is based on our estimates and a valuation by a third-party appraiser.

3.     Acquisition of Minority Interest

      Effective January 1, 2000, we acquired the 20% minority interest in ADIC Germany for a total purchase price of $4,765,000 in cash. In connection with the acquisition, we recorded approximately $4,422,000 of deferred tax assets and goodwill and other intangible assets, with an average useful life of eight years.

4.     Investments in Marketable Securities and Other Investments

      We classify all of our marketable securities as available-for-sale because we intend to maintain a liquid portfolio to take advantage of investment opportunities. The cost, fair value and unrealized gains and losses of marketable securities are summarized as follows:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
October 31, 2001:
Equity securities	$17,548	$7,354	$—	$24,902

October 31, 2002:
U.S. government and agency obligations	$9,803	$135	$—	$9,938
Municipal obligations	9,075	—	(15)	9,060
Corporate obligations	12,800	46	—	12,846
Equity securities	767	—	(512)	255

	$32,445	$181	$(527)	$32,099

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Maturities of marketable debt securities at October 31, 2002 are as follows:

		Fair
	Cost	Value

	(In thousands)
Due in less than 1 year	$24,594	$24,623
Due in 1-3 years	7,084	7,221

	$31,678	$31,844

      During fiscal 2000, 2001 and 2002, we sold certain current marketable securities and realized gains of $102,751,000, $1,089,000 and $3,672,000, respectively.

      During fiscal 2001 we received cash of $4,726,000 related to the sale of derivative financial instruments on certain marketable equity securities held by us. We recorded a liability of $4,272,000 at October 31, 2001 and recorded $454,000 as a component of our net gain (loss) on equity securities transactions related to these derivatives. As the derivatives matured during the first half of fiscal 2002, the recorded liability of $4,272,000 was recorded as a gain on securities transactions. In addition, we received $288,000 in cash related to the sale of derivatives in fiscal 2002 and recognized that as a gain on securities transactions during the year.

      From time to time, we make other strategic investments that are accounted for under the cost method. We review these non-marketable investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability. In fiscal 2000, 2001 and 2002, we wrote down our strategic investment portfolio by $5,500,000, $8,050,000 and $750,000, respectively, to reflect such impairment and recorded these write-downs as a component of our net gain (loss) on securities transactions. In November 2002, one of our strategic investments was converted to cash and marketable equity securities with a combined value of approximately $8.4 million at closing. The book value of this investment was $7.7 million at October 31, 2002.

5.     Inventories

      Inventories are comprised of the following:

	October 31,	October 31,
	2001	2002

	(In thousands)
Finished goods	$23,055	$26,225
Work-in-process	939	140
Raw materials	25,824	16,644

	49,818	43,009
Allowance for inventory obsolescence	(7,388)	(10,713)

	$42,430	$32,296

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6.     Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	October 31,	October 31,
	2001	2002

	(In thousands)
Land and building	$885	$966
Machinery and equipment	27,411	31,127
Office equipment, including purchased software	13,905	28,113
Leasehold improvements	4,599	9,188

	46,800	69,394
Accumulated depreciation and amortization	(14,783)	(20,672)

	$32,017	$48,722

      Depreciation and amortization expense was $3,784,000, $6,748,000 and $10,627,000 in fiscal 2000, 2001 and 2002, respectively.

7.     Service Parts for Maintenance

      Service parts for maintenance consists of the following:

	October 31,	October 31,
	2001	2002

	(In thousands)
Service parts for maintenance	$26,857	$38,481
Accumulated depreciation	(9,708)	(15,545)

	$17,149	$22,936

      Depreciation expense was $2,350,000, $4,828,000 and $4,874,000 in fiscal 2000, 2001 and 2002, respectively.

8.     Intangible and Other Assets

      Intangible and other assets consists of the following:

	October 31,	October 31,
	2001	2002

	(In thousands)
Developed technology	$1,393	$980
Core technology	3,804	3,804
Assembled workforce	434	147
Non-compete agreements	—	50
Goodwill	3,373	3,706

	9,004	8,687
Accumulated amortization	(3,255)	(3,869)

Net intangible assets	5,749	4,818
Other assets	47	67

	$5,796	$4,885

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

9.     Accrued Liabilities

      Accrued liabilities are comprised of the following:

	October 31,	October 31,
	2001	2002

	(In thousands)
Accrued payroll and related liabilities	$6,758	$5,407
Warranties	3,830	4,225
Taxes, other than income	357	270
Interest	85	39
Other	1,543	1,727

	$12,573	$11,668

10.     Credit Agreements and Long-term Debt

Credit Agreements

      We have borrowings under two operating lines provided by German banks totaling 2,023,000 Euros or approximately $1,995,000. These loans are due in May 2003 and bear interest at a rate which varies according to the six-month EURIBOR rate. This rate was 4.7% at October 31, 2002. We entered into a hedging contract to fix the interest rate at 4.3%, effective in December 1999.

      Gains and losses from the changes in derivative fair values are deferred. The differential to be paid or received as interest rates change is recognized as an adjustment of interest expense related to the debt.

Long-term Debt

      Long-term debt at October 31, 2002 primarily represents a loan payable to a German bank, which is collateralized by the German manufacturing facility. It bears interest at 4.4% and is payable in monthly installments of approximately $16,000, including interest, through June 2009.

      As of October 31, 2002, the maturities of long-term debt were as follows:

Year Ended October 31,	Amount

(In thousands)
2003	$287
2004	164
2005	165
2006	173
2007	180
Thereafter	302

1,271
Less: current maturities	(287)

$984

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

11.     Income Taxes

      The provision (benefit) for income taxes consists of the following:

	Years Ended October 31,

	2000	2001	2002

	(In thousands)
Current income tax:
U.S. Federal	$50,590	$1,511	$(7,100)
Foreign	401	(38)	(332)
State and local	4,543	369	230

Total current	55,534	1,842	(7,202)

Deferred income tax:
U.S. Federal	(10,700)	(5,855)	4,096
Foreign	(235)	105	(7)

Total deferred	(10,935)	(5,750)	4,089

Total provision (benefit) for income taxes	$44,599	$(3,908)	$(3,113)

      The provision (benefit) for federal income tax differs from the amount computed by applying the applicable statutory income tax rate to income (loss) before provision (benefit) for income taxes for the following reasons:

	Years Ended October 31,

	2000	2001	2002

	(In thousands)
Federal income tax at statutory rate	$49,022	$(5,159)	$(491)
Change in valuation allowance	(7,513)	—	—
Non-deductible Pathlight acquisition costs	—	2,203	—
Tax exempt interest income	(183)	(565)	(298)
Research and development tax credits	(939)	(1,459)	(1,547)
Activity of foreign subsidiaries	(267)	(33)	(1,169)
State income taxes	1,543	240	150
Other	2,936	865	242

	$44,599	$(3,908)	$(3,113)

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 2001 and 2002 are:

	October 31,	October 31,
	2001	2002

	(In thousands)
Deferred tax assets:
Allowance for inventory and spare parts	$5,073	$7,133
Team member compensated absences	227	273
Warranties	488	756
Allowances for bad debt and sales returns	1,405	1,381
Plant and equipment	958	—
Net operating loss and credit carryforwards	7,148	6,161
Impairment of investments	4,743	2,555
Lease termination accrual	812	575
Asset acquisition	—	463
Unrealized investment losses	—	179
Other	924	—

Gross deferred tax assets	21,778	19,476
Deferred tax assets valuation allowance	—	—

Net deferred tax assets	21,778	19,476
Deferred tax liabilities:
Plant and equipment	—	(1,743)
Intangible and other assets	(1,084)	(762)
Loss from partnership interest	—	(123)
Unrealized investment gains	(2,574)	(58)
Other	(57)	(193)

Gross deferred tax liabilities	(3,715)	(2,879)

Net deferred income taxes	$18,063	$16,597

      Deferred U.S. income taxes are not provided for the earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. Net pretax income (loss) from the foreign subsidiaries are $1,363,000, $(531,000) and $(852,000) for fiscal 2000, 2001 and 2002, respectively.

      Due to one of our acquisitions we have net loss carryforwards of approximately $5,634,000 that have no expiration date. Due to two other acquisitions we have net operating loss carryforwards of approximately $5,451,000 that expire in 17 years. Although realization is not assured, management believes, based on its current expectations and tax planning strategies, that it is more likely than not that the net deferred tax assets will be realized.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

12.	Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share. For the fiscal year ended October 31, 2001, common stock equivalent shares of 2.8 million were not included in the computation of diluted net income (loss) per share because they are antidilutive.

	Years Ended October 31,

	2000	2001	2002

	(In thousands, except
	for per share data)
Numerator:
Net income (loss)	$95,444	$(10,832)	$1,560
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	58,747	60,381	62,304
Dilutive potential common shares from team member (employee) stock options	4,721	—	1,196

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	63,468	60,381	63,500

Basic net income (loss) per share	$1.62	$(0.18)	$0.03

Diluted net income (loss) per share	$1.50	$(0.18)	$0.02

13.	Capital Stock

Share Repurchase

      During fiscal 2001 we repurchased 30,000 shares of our common stock for $298,500. During fiscal 2002 we repurchased 1,294,400 shares of our common stock for $7,863,000. The repurchase of shares in fiscal 2001 was enabled by the Emergency Order issued by the SEC on September 14, 2001, which granted temporary relief with respect to certain SEC rules governing issuer stock repurchases. Without this relief, we would have been precluded from repurchasing shares of our stock at that time because of our recent acquisition of Pathlight, which was accounted for as a pooling-of-interests.

Notes Receivable from Shareholders

      During October 2001, we entered into five separate recourse note receivable agreements with team members, four of whom were officers of ADIC, totaling $1,690,000 in connection with the exercise of options. The notes bore interest at 6.5% per annum and were all repaid during fiscal 2002. These notes were included as a reduction to shareholders’ equity.

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

      At October 31, 2002, we had five stock option plans. Since its initial approval by our shareholders in February 2000, the large majority of new stock option grants have been made under our 1999 Stock

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Incentive Compensation Plan. Additionally, from time to time new stock option grants are made from our 1996 Stock Option Plan as shares become available under that plan due to cancellation or expiration of outstanding options. In addition to these two plans, we also assumed a plan in connection with our acquisition of MountainGate in September 1999 and we assumed the 1997 Pathlight Technology Plan in connection with our acquisition of Pathlight in May 2001. The 1997 Pathlight Technology Plan consisted of options to purchase 520,502 shares. Substantially all of the options granted under that plan were incentive stock options with a ten-year life that became fully vested upon the acquisition. In fiscal 2002, the board of directors approved the 2002 Team Member Retention Stock Option Plan, under which 540,000 shares were authorized for issuance upon exercise of options granted to existing team members. We will not make any additional grants under the Pathlight plan or the 2002 Team Member Retention Stock Option Plan.

      The terms of our 1996 Stock Option Plan, 1999 Stock Incentive Compensation Plan and 2002 Team Member Retention Stock Option Plan require the option price to be equal to the fair market value of our common stock on the date of grant. Options may be exercisable for all or part of the shares as determined by the individual option agreement; the majority of the options issued under these plans vest 25% per year for four years and expire five years from the date of grant, though options granted in August 2002 expire ten years from the grant date. All options granted under these plans have been nonqualified stock options. As of October 31, 2002, under all of our plans, options to purchase an aggregate of 9,522,000 shares were outstanding, and options to purchase an additional 1,437,000 shares were authorized for future grants under the plans. Subsequent to the end of the 2002 fiscal year, in December 2002, the Company’s board of directors approved increasing the number of shares authorized for issuance under the 1999 Stock Incentive Compensation Plan by 2,000,000 subject to approval by our shareholders at the annual meeting in 2003.

      Additionally, eligible team members may purchase shares of common stock on favorable terms through payroll deductions in accordance with our 1997 Stock Purchase Plan. This plan provides that the purchase price of the stock must not be less than 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In accordance with this plan, 105,000, 156,000 and 286,000 shares of stock were issued during fiscal 2000, 2001 and 2002, respectively.

      We account for the above described stock option and stock purchase plans following the guidelines of APB 25 and related interpretations. No compensation cost has been recognized for stock options granted and stock purchased under these plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, our net income (loss) and basic and diluted net income (loss) per share would have been reduced to the pro forma amounts indicated below.

	Years Ended October 31,

	2000	2001	2002

	(In thousands, except
	for per share data)
Net income (loss):
As reported	$95,444	$(10,832)	$1,560
Pro forma	$86,094	$(23,559)	$(7,430)
Basic net income (loss) per share:
As reported	$1.62	$(0.18)	$0.03
Pro forma	$1.47	$(0.39)	$(0.12)
Diluted net income (loss) per share:
As reported	$1.50	$(0.18)	$0.02
Pro forma	$1.36	$(0.39)	$(0.12)

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended October 31,

	2000	2001	2002

Weighted average risk free interest rates	6.26%	4.58%	3.93%
Expected dividend yield	0%	0%	0%
Expected volatility	87%	83%	82%
Expected lives (in years)	4.0	4.0	4.7

      The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value. The weighted average grant date fair value of options, applying the Black-Scholes option pricing model, granted in fiscal years 2000, 2001 and 2002 was $14.18, $10.17 and $5.71, respectively.

      Options granted, exercised and canceled under all of our stock option plans are summarized as follows:

		Weighted Average
	Options	Exercise Price

	(In thousands)
Balance at October 31, 1999	7,147	$3.15
Options granted	3,161	19.88
Options exercised	(1,098)	2.18
Options canceled	(501)	10.88

Balance at October 31, 2000	8,709	8.91
Options granted	2,753	16.09
Options exercised	(2,563)	1.29
Options canceled	(527)	14.07

Balance at October 31, 2001	8,372	13.27
Options granted	2,884	8.83
Options exercised	(898)	3.08
Options canceled	(836)	17.01

Balance at October 31, 2002	9,522	12.56

      At October 31, 2001, a total of 2,619,000 options were exercisable at a weighted average exercise price of $8.17. At October 31, 2002 a total of 3,480,000 options were exercisable at a weighted average exercise price of $11.96.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table summarizes information about stock options outstanding at October 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

	(In thousands)			(In thousands)
$ 0.1230 - $ 3.4560	1,144	20 mos.	$2.5504	1,035	$2.4661
$ 4.1406 - $ 6.2344	1,666	77 mos.	$5.0495	520	$4.6600
$ 8.3700 - $11.5250	2,547	48 mos.	$10.0210	321	$11.4854
$12.7815 - $18.0625	2,515	36 mos.	$15.0349	924	$14.6533
$20.0625 - $27.7190	1,206	35 mos.	$24.8724	438	$25.7079
$33.6250 - $33.6250	444	25 mos.	$33.6250	242	$33.6250

      In connection with our acquisition of Pathlight on May 11, 2001, we assumed all outstanding warrants to purchase shares of common stock of Pathlight. Accordingly, after applying the applicable conversion ratio to the outstanding Pathlight warrants, we assumed warrants providing for the issuance of an aggregate of 308,291 shares of ADIC common stock at prices ranging from $1.235 to $7.401 per share. As of October 31, 2002, 33,582 warrants remained outstanding and exercisable.

15.	Profit Incentive and Bonus Plans

      We currently have a non-contributory bonus plan for all team members except certain team members based outside the U.S. and commissioned sales staff. Distributions under the bonus plan are generally based upon a combination of team member salaries and achievement of Company performance goals. For certain high-level team members, the board frequently establishes a threshold level of financial performance that must be achieved before distributions are made under the bonus plan, although no such separate threshold was established for fiscal 2003. With the exception of amounts guaranteed to certain new hires, no distributions were paid to these high-level team members for fiscal 2001 or 2002. ADIC’s contributions to the plan totaled $2,694,000, $1,169,000 and $276,000 for fiscal 2000, 2001 and 2002, respectively.

16.	Defined Contribution 401(k) Plan

      We offer a defined contribution 401(k) plan for our team members in the United States as well as certain team members outside of the United States. ADIC’s matching contributions to the plan were $737,000, $1,041,000 and $1,244,000 for fiscal 2000, 2001 and 2002, respectively.

17.	Commitments

      As of October 31, 2002 we leased facilities in Redmond, Washington; Englewood, Colorado; Ithaca, New York; Santa Clara, California; Dallas, Texas; Burnsville, Minnesota; Munich, Germany; Paris, France; and London, England, for administrative, sales and marketing, research and development, operations and warehouse activities. Sales and service offices are leased at various sites in the United States, Europe and Asia.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Our noncancelable operating leases, some of which include escalation clauses, have terms ranging from 2003 through 2011. Minimum annual rental commitments for these leases at October 31, 2002, are shown in the following table:

Year Ended October 31,	Amount

(In thousands)
2003	$5,453
2004	$5,362
2005	$5,008
2006	$4,645
2007	$3,996

      Rent expense aggregated $3,515,000 in fiscal 2000, $4,978,000 in fiscal 2001, and $5,909,000 in fiscal 2002.

      During fiscal 2001 we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site which has been replaced by a larger facility. During fiscal 2002, we incurred exit costs of $677,000, reducing the liability to $1,641,000 at October 31, 2002.

      As of October 31, 2002, we had a commitment to provide an additional $2,775,000 in capital funding towards a strategic investment we currently hold. We will invest funds as requested until our remaining commitment is satisfied.

      As part of our agreement with a contract manufacturer who builds one of our products, we could find it expedient to pay a fee to gain ownership of certain manufacturing and manufacturing test process information and fixtures. The payment would allow us to procure certain portions of the supplier’s own intellectual property and hardware inventory which could prove helpful if we elected to move production to a different supplier. The fee started at a maximum of $3,000,000 and decreases by $150 with each production unit purchased until it is reduced to zero. We would incur no such fees if we continue to purchase from the same supplier, cancel the contract and choose not to purchase the information and hardware, or move production to a supplier with similar test capabilities and robust internal processes.

18.	Geographic Information

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

      Excluded from U.S. net sales are transfers from the U.S. to ADE, ADIC Germany and ADIC UK of $29,707,000, $39,398,000 and $27,263,000 in 2000, 2001 and 2002, respectively. Included in U.S. sales are export sales to unaffiliated customers of $34,063,000, $118,493,000 and $76,959,000 in 2000, 2001 and 2002, respectively.

      Total international sales were $101,857,000, $186,714,000 and $138,434,000 in fiscal 2000, 2001 and 2002, respectively.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Years Ended October 31,

	2000	2001	2002

	(In thousands)
Net sales:
United States	$222,502	$296,460	$276,124
Europe	67,794	68,221	61,475

	$290,296	$364,681	$337,599

Long-lived assets:
United States	$35,336	$47,517	$64,756
Europe	3,306	7,445	11,787

	$38,642	$54,962	$76,543

19.	Quarterly Information (unaudited)

	2001

	Q1	Q2	Q3	Q4

	(In thousands, except for per share data)
Net sales	$92,426	$96,134	$84,950	$91,171
Gross profit	$27,606	$29,984	$19,249	$24,840
Operating income (loss)	$7,250	$7,309	$(29,226)	$(892)
Net income (loss)	$6,509	$6,708	$(18,643)	$(5,406)
Basic net income (loss) per share	$0.11	$0.11	$(0.30)	$(0.09)
Diluted net income (loss) per share	$0.10	$0.11	$(0.30)	$(0.09)

	2002

	Q1	Q2	Q3	Q4

	(In thousands, except for per share data)
Net sales	$96,723	$80,687	$75,999	$84,190
Gross profit	$23,802	$20,991	$22,210	$24,764
Operating income (loss)	$663	$(5,238)	$(5,207)	$(3,635)
Net income (loss)	$2,382	$2,507	$(2,115)	$(1,214)
Basic net income (loss) per share	$0.04	$0.04	$(0.03)	$(0.02)
Diluted net income (loss) per share	$0.04	$0.04	$(0.03)	$(0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      The information called for by Part III (Items 10, 11, 12 and 13) will be included in our Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of our fiscal year end, October 31, 2002.

Item 14.	Controls and Procedures

      We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      Our chief executive officer and our chief financial officer have evaluated our disclosure controls and procedures within 90 days before the filing of this annual report, and they have determined that our disclosure controls and procedures are effective.

      Subsequent to our evaluation, there were no significant changes in our internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

      b.     Reports on form 8-K.

None.

      c.     Exhibits. See page 59 for index to exhibits.

INDEX TO EXHIBITS

(Item 15c)

Exhibit
Number	Description	Page

3.1	Restated Articles of Incorporation of ADIC (Exhibit 3.1)	(A)
3.2	Restated Bylaws of ADIC (Exhibit 3.2)	(A)
4.1	Rights Agreement, dated as of August 12, 1996, between ADIC and ChaseMellon Shareholders Services, L.L.C., as Rights Agent (Exhibit 4.2)	(A)
4.2	Specimen Common Stock Certificate
10.1	Lease Agreement and Work Letter Agreement between The Quadrant Corporation and ADIC (Exhibit 10.1)	(B)
10.2	Lease Agreement between Laguna South Exchange LLC and ADIC (Exhibit 10.1)	(C)
10.3	Lease Agreement between Opus Northwest LLC and ADIC (Exhibit 10.1)	(D)
10.4*	ADIC Bonus Plan
10.5*	Amended 1997 Stock Purchase Plan (Appendix A)	(E)
10.6*	ADIC 1996 Stock Option Plan (Appendix B)	(F)
10.7*	ADIC 1999 Stock Incentive Compensation Plan	(G)
10.8*	1997 Stock Option Plan of Pathlight Technology, Inc (Exhibit 99.3)	(H)
10.9*	ADIC 2002 Team Member Retention Stock Option Plan
10.10*	Tom A. Alberg Stock Option Plan (Exhibit 99.2)	(I)
10.11*	Outside Directors August 2000 Stock Option Program (Exhibit 99.1)	(H)
10.12*	Form of Indemnification Agreement (Exhibit 10.5)	(J)
10.13*	Schedule of Indemnification Agreements
10.14*	Form of Change of Control Agreement (Exhibit 10.1)	(K)
10.15*	Schedule of Change of Control Agreements
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants
99.1	Certification of Peter H. van Oppen, Chairman and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Jon W. Gacek, Senior Vice President and Chief Financial Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(A)	Incorporated by reference to designated exhibit to Form 10 Information Statement filed September 10, 1996.
(B)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K for the fiscal year ended October 31, 1997.
(C)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.
(D)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001.
(E)	Incorporated by reference to designated appendix of the Proxy Statement filed in connection with the Annual Meeting of Shareholders which was held on February 25, 1998.

(F)	Incorporated by reference to designated appendix of the Proxy Statement filed in connection with the Annual Meeting of Shareholders which was held on February 24, 1999.
(G)	Incorporated by reference to Appendix A of the Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on March 11, 2003.
(H)	Incorporated by reference to designated exhibit to Form S-8 Registration No. 333-61082 filed May 17, 2001.
(I)	Incorporated by reference to designated exhibit to Form S-8 Registration No. 333-61907 filed August 20, 1998.
(J)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K for the fiscal year ended October 31, 1996.
(K)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

PETER H. VAN OPPEN

Peter H. van Oppen
Chairman and Chief Executive Officer

Dated: January 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PETER H. VAN OPPEN Peter H. van Oppen	Chairman and Chief Executive Officer	January 28, 2003

JON W. GACEK Jon W. Gacek	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2003

TOM A. ALBERG Tom A. Alberg	Director	January 28, 2003

CHRISTOPHER T. BAYLEY Christopher T. Bayley	Director	January 28, 2003

FRANK M. (“PETE”) HIGGINS Frank M. (“Pete”) Higgins	Director	January 28, 2003

JOHN W. STANTON John W. Stanton	Director	January 28, 2003

WALTER F. WALKER Walter F. Walker	Director	January 28, 2003

CERTIFICATIONS

      I, Peter H. van Oppen, certify that:

1. I have reviewed this annual report on Form 10-K of Advanced Digital Information Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PETER H. VAN OPPEN

Peter H. van Oppen,
Chairman and Chief Executive Officer

Dated: January 28, 2003

CERTIFICATIONS

      I, Jon W. Gacek, certify that:

1. I have reviewed this annual report on Form 10-K of Advanced Digital Information Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

JON W. GACEK

Jon W. Gacek,
Senior Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: January 28, 2003