Form 10-Q
period 2003-01-31
ADVANCED DIGITAL INFORMATION CORP
filed 2003-03-17
CIK 770403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-21103

ADVANCED DIGITAL INFORMATION CORPORATION

Incorporated under the laws	I.R.S. Employer Identification
of the State of Washington	No. 91-1618616

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

     Yes ☒ No ☐

     The total shares of common stock without par value outstanding at the end of the quarter reported is 61,929,852.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Digital Information Corporation
Consolidated Balance Sheets
(In thousands, except for share data)

	October 31,	January 31,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$150,741	$156,518
Accounts receivable, net of allowances of $1,379 in 2002 and $1,561 in 2003	71,383	76,288
Inventories, net	32,296	33,790
Short-term marketable securities	24,878	29,020
Prepaid expenses and other	2,245	2,441
Income taxes receivable	6,305	5,641
Deferred income taxes	13,250	12,871

Total current assets	301,098	316,569
Property, plant and equipment, net of accumulated depreciation of $20,672 in 2002 and $25,041 in 2003	48,722	49,310
Service parts for maintenance, net of accumulated amortization of $15,545 in 2002 and $16,994 in 2003	22,936	23,831
Deferred income taxes	3,347	3,342
Long-term marketable securities	7,221	6,173
Investments	10,928	3,228
Intangible and other assets, net of accumulated amortization of $3,869 in 2002 and $4,064 in 2003	4,885	4,697

	$399,137	$407,150

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,126	$33,827
Accrued liabilities	11,668	15,834
Deferred revenue	20,343	21,551
Bank lines of credit and current portion of long-term debt	2,282	2,750

Total current liabilities	69,419	73,962
Long-term debt	984	993
Commitments
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 61,929,852 issued and outstanding (61,874,990 in 2002)	222,687	222,805
Retained earnings	108,159	109,845
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(1,887)	(1,103)
Unrealized investment gains (losses)	(225)	648

Total shareholders’ equity	328,734	332,195

	$399,137	$407,150

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Operations

(In thousands, except for per share data)

	Three months ended
	January 31,

	2002	2003

Net sales	$96,723	$97,096
Cost of sales	72,921	67,240

Gross profit	23,802	29,856

Operating expenses:
Sales and marketing	10,926	13,141
General and administrative	5,412	5,975
Research and development	6,801	10,304

	23,139	29,420

Operating profit	663	436

Other income (expense):
Interest income	1,046	651
Interest expense	(60)	(51)
Gain on securities transactions, net	2,244	712
Foreign currency transaction gains (losses), net	(279)	962
Other	(8)	(95)

	2,943	2,179

Income before provision for income taxes	3,606	2,615
Provision for income taxes	1,224	929

Net income	$2,382	$1,686

Basic net income per share	$0.04	$0.03

Diluted net income per share	$0.04	$0.03

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	January 31,

	2002	2003

Cash flows from operating activities:
Net income	$2,382	$1,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,475	4,878
Allowance for doubtful accounts receivable	494	127
Inventory obsolescence	830	1,551
Gain on securities transactions	(2,244)	(712)
Deferred income taxes	(180)	(63)
Tax benefit from exercise of stock options	967	246
Change in assets and liabilities:
Accounts receivable	(4,678)	(5,451)
Inventories	4,547	(2,943)
Prepaid expenses and other assets	462	(152)
Service parts for maintenance	(4,036)	(1,422)
Accounts payable	2,920	(1,659)
Accrued liabilities	(1,219)	3,696
Income taxes receivable	4,258	727
Deferred revenue	(764)	775

Net cash provided by operating activities	9,214	1,284

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,724)	(3,149)
Purchase of marketable securities	—	(1,224)
Proceeds from securities transactions	11,996	7,885
Purchase of other investments	(400)	—

Net cash provided by investing activities	4,872	3,512

Cash flows from financing activities:
Repayment of bank lines of credit and long-term debt	(1,006)	(612)
Proceeds from short-term borrowings	—	781
Repurchase of common stock	—	(697)
Proceeds from issuance of common stock for stock options	1,851	569

Net cash provided by financing activities	845	41

Effect of exchange rate changes on cash	(179)	940

Net increase in cash and cash equivalents	14,752	5,777
Cash and cash equivalents at beginning of period	155,274	150,741

Cash and cash equivalents at end of period	$170,026	$156,518

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended January 31, 2003

(In thousands)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at October 31, 2002	61,875	$222,687	$108,159	$(2,112)	$328,734
Shares repurchased	(113)	(697)	—	—	(697)
Exercise of stock options, including tax benefit of $246	168	815	—	—	815
Comprehensive income:
Net income	—	—	1,686	—	—
Change in unrealized investment gains:
Unrealized investment gains, net of tax of $383	—	—	—	711	—
Reclassification adjustment for investment losses included in net income, net of tax of $87	—	—	—	162	—
Change in foreign currency translation adjustment, net of tax of $422	—	—	—	784	—
Total comprehensive income	—	—	—	—	3,343

Balance at January 31, 2003	61,930	$222,805	$109,845	$(455)	$332,195

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements

January 31, 2003

Note 1. Basis of presentation

     The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries. All significant intercompany transactions, balances and profits have been eliminated in consolidation. Certain prior period balances have been adjusted or reclassified to conform to current period presentation. These reclassifications have no effect on net income, shareholders’ equity or cash flows as previously presented.

     The accompanying consolidated financial statements are unaudited and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2002. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three-month period ended January 31, 2003 are not necessarily indicative of results to be expected for a full year.

Note 2. Earnings per share

     The following table sets forth the computation of basic and diluted net income per share for the three months ended January 31, 2002 and 2003:

	Three months ended
	January 31,

	2002	2003

	(In thousands, except for per share data)
Numerator:
Net income	$2,382	$1,686

Denominator:
Denominator for basic net income per share- weighted average shares	62,079	61,874
Dilutive potential common shares from team member (employee) stock options	2,020	817

Denominator for diluted net income per share- adjusted weighted average shares and assumed conversions	64,099	62,691

Basic net income per share	$0.04	$0.03

Diluted net income per share	$0.04	$0.03

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

January 31, 2003

Note 3. Inventories

     Inventories are comprised of the following:

	October 31,	January 31,
	2002	2003

	(In thousands)
Finished goods	$26,225	$27,415
Work-in-process	140	392
Raw materials	16,644	18,508

	43,009	46,315
Allowance for inventory obsolescence	(10,713)	(12,525)

	$32,296	$33,790

Note 4. Investments in marketable securities and other investments

     At January 31, 2003, the cost basis of the marketable securities we held was $34,196,000 and the fair value was $35,193,000. The difference between the cost basis and fair value of $997,000, net of taxes of $349,000 is recorded as an unrealized investment gain. At January 31, 2003, the fair value of marketable securities comprised equity securities of $6,380,000 and debt securities of $28,813,000. These debt securities consist of investment-grade government and commercial securities purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. Consistent with our investment policy, investment maturities do not exceed 24 months at the date of purchase. The objectives of our cash management policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. During the three month periods ended January 31, 2003 and 2002, we sold a portion of our marketable securities and realized a loss of $63,000 and a gain of $1,672,000, respectively.

     From time to time, we make other strategic investments that are accounted for under the cost method. In November 2002, one of these investments was converted to cash and marketable equity securities with a combined value of $8,351,000, and we recorded a gain on securities transactions of $651,000. In December 2002, we received additional shares of marketable equity securities under an earnout provision and recorded an additional gain on securities transactions of $124,000.

     During the three month period ended January 31, 2002 we received cash of $287,000 related to the sale of derivative financial instruments on certain marketable equity securities held by us. We recorded a liability of $3,988,000 at January 31, 2002, which represented the fair market value of the derivative financial instruments at that time. We recognized a gain on securities transactions of $572,000 during the first quarter of fiscal 2002 to reflect the change in the fair market value of the related liability during the quarter plus the cash received on sales of derivatives during the period.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

January 31, 2003

Note 5. Intangible and other assets

     On November 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which requires us to discontinue amortization of goodwill. As required by SFAS 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. In applying these criteria, we transferred net assembled workforce from intangible assets to goodwill in the first quarter of fiscal 2003. During the first quarter, we completed the assessment for impairment of goodwill required upon implementation of SFAS 142 and concluded that goodwill was not impaired. We are required to perform goodwill impairment tests on an annual basis or when indicators of impairment exist. We plan to perform our annual goodwill impairment test in the third quarter of each fiscal year, including 2003. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     The following table presents net income and net income per share for the three months ended January 31, 2002 and 2003 on a pro forma basis as if SFAS 142 had been adopted on November 1, 2001:

	Three months ended
	January 31,

	2002	2003

	(In thousands, except for
	per share data)
Net income, as reported	$2,382	$1,686
Add back: amortization of goodwill (including assembled workforce), net of tax	70	—

Net income, as adjusted	$2,452	$1,686

Basic net income per share:
As reported	$0.04	$0.03

As adjusted	$0.04	$0.03

Diluted net income per share:
As reported	$0.04	$0.03

As adjusted	$0.04	$0.03

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

January 31, 2003

     Intangible and other assets consists of the following:

	October 31, 2002			January 31, 2003

		Accumulated			Accumulated
	Gross amount	amortization	Net amount	Gross amount	amortization	Net amount

		(In thousands)			(In thousands)
Developed technology	$980	$(925)	$55	$980	$(980)	$—
Core technology	3,804	(1,675)	2,129	3,804	(1,811)	1,993
Assembled workforce	147	(139)	8	—	—	—
Non-compete agreements	50	(12)	38	50	(16)	34
Goodwill	3,706	(1,118)	2,588	3,853	(1,257)	2,596
Other assets	67	—	67	74	—	74

	$8,754	$(3,869)	$4,885	$8,761	$(4,064)	$4,697

     During the three months ended January 31, 2003, we recorded intangible amortization expense of $195,000. Total expected future amortization related to intangible assets is provided in the following table:

Amortization

(In thousands)
Nine months ended October 31, 2003	$423
Fiscal year 2004	$562
Fiscal year 2005	$543
Fiscal year 2006	$499

Note 6. Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of the guarantee. In addition, FIN 45 requires disclosures about the guarantees that a company has issued, including a rollforward of the company’s product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for us during the first quarter of fiscal 2003 and are included below. We do not expect the provisions of FIN 45 to have a significant impact on our financial position or results of operations.

     For our products, parts and labor are covered under warranty for periods between three months and three years. A provision for labor costs related to warranty expense is recorded when revenue is recognized. We hold service parts for maintenance that are used to service our warranties and extended service contracts. The cost of these parts is amortized over their estimated useful lives, which range from three to seven years. With respect to drives and tapes used in our products but manufactured by a third party, we pass on to the customer the warranty on such drives and tapes provided by the manufacturer.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

January 31, 2003

     Changes in our accrued warranty balance for the three months ended January 31, 2003 is as follows:

Balance at October 31, 2002	$4,225
Accruals for warranties issued	1,584
Settlements during the period	(1,023)

Balance at January 31, 2003	$4,786

Note 7. Recent accounting pronouncements

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and will become effective for ADIC commencing with the second quarter of our 2003 fiscal year. We do not currently have plans to change to the fair value method of accounting for our stock-based compensation, but we will reassess our plans during the fourth quarter of fiscal 2003 to determine whether we will change to the fair value method during fiscal 2004.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact EITF 00-21 will have, if any, on our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities and results of operations of a VIE need to be included in a company’s financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first fiscal period beginning after June 15, 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our financial statements and the information about our critical accounting estimates included in our Annual Report on Form 10-K for the year ended October 31, 2002. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Such risks are detailed in our Annual Report on Form 10-K for the year ended October 31, 2002 and are incorporated herein by reference. Our actual results could differ materially from those discussed here. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

     We provide hardware and software-based data storage solutions to the open systems marketplace. Our storage solutions integrate into a wide range of rapidly evolving network computing environments and are designed to enable organizations to organize, protect and retrieve complex mission-critical data. We design, manufacture, sell and support specialized data storage hardware and software products and provide related services. Currently, we derive substantially all of our revenue from the sale of storage libraries, connectivity and management products and related services and support. We distribute our products primarily through value-added resellers (VARs), distributors and original equipment manufacturers (OEMs), and also sell directly to certain end users.

Results of Operations

     Net Sales. Net sales increased slightly during the first quarter of fiscal 2003 to $97.1 million from $96.7 million in the comparable quarter of fiscal 2002. Sales to branded customers increased $2.4 million or 5%, primarily due to stronger sales of our enterprise-class library products. Sales to OEM customers decreased $2.0 million or 4%. For the three months ended January 31, 2003 and 2002, OEM sales comprised 48% and 50% of net sales, respectively. Intelligent Storage™ solutions (ISS), which include elements of our software and connectivity technology and are sold through both branded and OEM sales channels, represented 41% of sales in the first quarter of fiscal 2003 compared to 22% of sales during the first quarter of fiscal 2002.

     Gross Profit. Gross profit was $29.9 million or 31% of net sales for the three months ended January 31, 2003 compared to $23.8 million or 25% of net sales for the same period in fiscal 2002. The increase in gross profit is primarily the result of the shift in our sales mix towards our enterprise-class library products and an increase in other higher margin ISS related sales. Additionally, OEM sales, which generally have lower margins for comparable products, represented a slightly smaller percentage of our total sales during the first quarter of fiscal 2003. We expect margins will continue to improve as our product mix becomes more heavily weighted toward higher margin products that include elements of our proprietary storage management software and connectivity technology. However, this expected margin improvement is also dependent on the competitive, economic and geopolitical environment, and margins could be negatively impacted by adverse changes in any of these factors.

     Sales and Marketing Expenses. Sales and marketing expenses were $13.1 million or 14% of net sales for the three months ended January 31, 2003 compared to $10.9 million or 11% of net sales for the same period in fiscal 2002. Sales and marketing expenses have increased in both absolute dollars and as a percentage of net sales due to continued efforts to expand our sales and services channels to support new product offerings and improve market penetration with our more complex enterprise-level products. We expect sales and marketing expenditures to increase modestly during the balance of fiscal 2003.

     General and Administrative Expenses. General and administrative expenses were $6.0 million or 6% of net sales for the three months ended January 31, 2003 compared to $5.4 million or 6% of net sales for the same period in fiscal 2002. General and administrative expenses have increased in absolute dollars due to continued investment in our infrastructure, including our global information system. We expect very modest growth in general and administrative expenses during the remainder of fiscal 2003.

     Research and Development Expenses. Research and development expenses were $10.3 million or 11% of net sales for the first quarter of fiscal 2003 compared to $6.8 million or 7% of net sales for the first quarter of fiscal 2002. The increase reflects our strategy to maintain heavy investments in software and connectivity product development and relates to added personnel resources and additional spending related to new products. We believe that significant investments in research and development are required to remain competitive and to solidify our market position in intelligent storage solutions. We expect moderate growth in research and development expenses during the remainder of fiscal 2003 as we continue to invest in new product development.

     Other Income. Other income primarily consists of interest income, gain on securities transactions and foreign currency transaction gains (losses). Other income was $2.2 million for the first quarter of fiscal 2003 compared to $2.9 million for the first quarter of fiscal 2002. Other income during the three months ended January 31, 2003 includes a gain on securities transactions of $712,000, primarily related to conversion of one of our investments in a private company to cash and marketable equity securities. During the three months ended January 31, 2002, other income included a $2.2 million gain on securities transactions. Interest income was $651,000 and $1.0 million during the first quarter of fiscal 2003 and 2002, respectively. The decrease in interest income is the result of lower returns on cash and investment balances. Foreign currency transaction gains were $962,000 during the first quarter of fiscal 2003 compared to foreign currency transaction losses of $279,000 during the first quarter of fiscal 2002. This change is the result of the strengthening of the Euro during the quarter. Interest expense in both periods primarily relates to interest on operating credit lines through two German banks along with a loan payable to a German bank.

     Provision for Income Taxes. For the three months ended January 31, 2003 and 2002, the provision for income taxes was $929,000 and $1.2 million, respectively. Our effective income tax rate was 36% for the first quarter of 2003 as compared to 34% in the same period of fiscal 2002. The effective tax rate includes tax expense for various federal, state and international jurisdictions.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $1.3 million and $9.2 million for the three months ended January 31, 2003 and 2002, respectively. During the first quarter of fiscal 2003, operating cash was primarily provided by net income, depreciation and amortization and an increase in accrued liabilities, which were offset by increases in accounts receivable and inventories. During the first quarter of fiscal 2002, operating cash was primarily provided by net income, depreciation and amortization and decreases in inventories and income taxes receivable, which were offset by increases in accounts receivable and service parts for maintenance. Accounts receivable increased in both periods primarily due to increased sales. Inventories increased during the first three months of fiscal 2003 as we launched both new products and existing products into new channels.

     Cash flows provided by investing activities were $3.5 million and $4.9 million for the first three months of fiscal 2003 and 2002, respectively. Cash flows include proceeds from certain securities transactions of $7.9 million and $12.0 million for first quarter 2003 and 2002, respectively. These proceeds were partially offset by purchases of marketable securities of $1.2 million during the first quarter of fiscal 2003 and a $400,000 investment in non-marketable securities during the first quarter of fiscal 2002. Investments in property, plant and equipment were $3.1 million and $6.7 million during the first three months of fiscal 2003 and 2002, respectively. Capital expenditures during the first quarter of fiscal 2003 were comprised primarily of computer hardware and software for our global information technology infrastructure and tooling and equipment related to new product introductions.

     Cash flows provided by financing activities during the first three months of fiscal 2003 were $41,000, compared to $845,000 in the first quarter of fiscal 2002. We repurchased $697,000 of our common stock during the three months ended January 31, 2003. During the first quarter of fiscal 2003 and 2002, we received proceeds from the exercise of stock options of $569,000 and $1.9 million, respectively. Offsetting the above proceeds in both periods were certain payments on bank lines of credit and long-term debt, which were $612,000 and $1.0 million in the first quarter fiscal 2003 and 2002, respectively. During the first quarter of fiscal 2003, we borrowed an additional $781,000 from two German banks.

     At January 31, 2003, our cash and cash equivalents totaled $156.5 million, a $5.8 million increase from $150.7 million at October 31, 2002. Our cash equivalents and marketable securities totaled $191.7 million and $182.8 million at January 31, 2003 and October 31, 2002, respectively. Our working capital, the difference between current assets and current liabilities, was $242.6 million and $231.7 million at January 31, 2003 and October 31, 2002, respectively. The ratio of current assets to current liabilities was 4.3 to 1 at both January 31, 2003 and October 31, 2002.

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

Recent Accounting Pronouncements

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and will become effective for ADIC commencing with the second quarter of our 2003 fiscal year. We do not currently have plans to change to the fair value method of accounting for our stock-based compensation, but we will reassess our plans during the fourth quarter of fiscal 2003 to determine whether we will change to the fair value method during fiscal 2004.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact EITF 00-21 will have, if any, on our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities and results of operations of a VIE need to be included in a company’s financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first fiscal period beginning after June 15, 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

Critical Accounting Estimates

     The preparation of our financial statements requires us to make estimates and judgments. The critical accounting policies that affect our more significant estimates and judgments are disclosed in our Annual Report on Form 10-K for the year ended October 31, 2002. New critical accounting policies are disclosed below.

     As a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on November 1, 2002, we discontinued the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption of SFAS 142 and will be reviewed annually thereafter, or more frequently when indicators of impairment are present. We did not record an impairment charge based on this initial review. Other intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over the estimated useful lives of the assets, which range from two to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures.

     The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $2.1 million decrease in income before provision for income taxes during the first three months of fiscal 2003. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries.

     At January 31, 2003, we had variable rate debt of approximately $1.6 million and fixed rate debt of $2.0 million, both of which were provided by two German banks. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at January 31, 2003. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3% through November 2003. Interest on the fixed rate debt ranges from 4.2% to 4.4%.

Item 4. Controls and Procedures

     We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Our chief executive officer and our chief financial officer have evaluated our disclosure controls and procedures within 90 days before the filing of this quarterly report, and they have determined that our disclosure controls and procedures are effective.

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

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: March 17, 2003	PETER H. VAN OPPEN

Peter H. van Oppen, Chairman and Chief Executive Officer

Dated: March 17, 2003	JON W. GACEK

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 17, 2003	PETER H. VAN OPPEN

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 17, 2003	JON W. GACEK

Jon W. Gacek, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)