Form 10-Q
period 2003-04-30
ADVANCED DIGITAL INFORMATION CORP
filed 2003-06-16
CIK 770403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

     Yes ☒   No ☐

     The total shares of common stock without par value outstanding at the end of the quarter reported is 62,482,670.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Digital Information Corporation
Consolidated Balance Sheets
(In thousands, except for share data)

	October 31,	April 30,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$150,741	$159,357
Accounts receivable, net of allowances of $1,379 in 2002 and $1,650 in 2003	71,383	87,382
Inventories, net	32,296	37,024
Short-term marketable securities	24,878	23,848
Prepaid expenses and other	2,245	2,844
Income taxes receivable	6,305	5,065
Deferred income taxes	13,250	13,055

Total current assets	301,098	328,575
Property, plant and equipment, net of accumulated depreciation of $20,672 in 2002 and $28,950 in 2003	48,722	49,104
Service parts for maintenance, net of accumulated amortization of $15,545 in 2002 and $18,726 in 2003	22,936	24,753
Deferred income taxes	3,347	3,329
Long-term marketable securities	7,221	7,218
Investments	10,928	3,228
Intangible and other assets, net of accumulated amortization of $3,869 in 2002 and $4,205 in 2003	4,885	4,559

	$399,137	$420,766

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,126	$40,897
Accrued liabilities	11,668	16,458
Deferred revenue	20,343	23,217
Bank lines of credit and current portion of long-term debt	2,282	1,913

Total current liabilities	69,419	82,485
Long-term debt	984	1,018
Commitments
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 62,482,670 issued and outstanding (61,874,990 in 2002)	222,687	225,438
Retained earnings	108,159	112,264
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(1,887)	(770)
Unrealized investment gains (losses)	(225)	331

Total shareholders’ equity	328,734	337,263

	$399,137	$420,766

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Operations

(In thousands, except for per share data)

	Three months ended		Six months ended
	April 30,		April 30,

	2002	2003	2002	2003

Net sales	$80,687	$100,642	$177,410	$197,738
Cost of sales	59,696	67,728	132,617	134,968

Gross profit	20,991	32,914	44,793	62,770

Operating expenses:
Sales and marketing	11,958	14,516	22,884	27,657
General and administrative	5,527	6,172	10,939	12,147
Research and development	7,269	9,967	14,070	20,271
Acquisition expenses	1,475	—	1,475	—

	26,229	30,655	49,368	60,075

Operating profit (loss)	(5,238)	2,259	(4,575)	2,695

Other income (expense):
Interest income	961	585	2,007	1,236
Interest expense	(59)	(40)	(119)	(91)
Gain on securities transactions, net	5,935	700	8,179	1,412
Foreign currency transaction gains, net	360	209	81	1,171
Other	69	(28)	61	(123)

	7,266	1,426	10,209	3,605

Income before provision for income taxes	2,028	3,685	5,634	6,300
Provision (benefit) for income taxes	(479)	1,266	745	2,195

Net income	$2,507	$2,419	$4,889	$4,105

Basic net income per share	$0.04	$0.04	$0.08	$0.07

Diluted net income per share	$0.04	$0.04	$0.08	$0.07

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	April 30,

	2002	2003

Cash flows from operating activities:
Net income	$4,889	$4,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,377	10,096
Allowance for doubtful accounts receivable	330	494
Inventory obsolescence	1,948	2,962
Gain on securities transactions	(8,179)	(1,412)
Acquired in-process research and development	1,200	—
Deferred income taxes	(304)	(54)
Tax benefit from exercise of stock options	2,029	587
Other	12	27
Change in assets and liabilities:
Accounts receivable	280	(17,013)
Inventories	8,306	(7,425)
Prepaid expenses and other assets	190	(544)
Income taxes receivable	3,649	1,268
Service parts for maintenance	(4,063)	(3,548)
Accounts payable	750	5,245
Accrued liabilities	(51)	4,183
Deferred revenue	130	2,364

Net cash provided by operating activities	18,493	1,335

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,624)	(6,442)
Purchase of marketable securities	—	(2,352)
Proceeds from securities transactions	20,726	13,352
Purchase of other investments	(2,900)	—

Net cash provided by investing activities	2,202	4,558

Cash flows from financing activities:
Repayment of bank lines of credit and long-term debt	(1,078)	(1,510)
Proceeds from short-term borrowings	—	781
Repurchase of common stock	—	(697)
Proceeds from issuance of common stock for stock options, stock warrants and Stock Purchase Plan	3,935	2,861

Net cash provided by financing activities	2,857	1,435

Effect of exchange rate changes on cash	51	1,288

Net increase in cash and cash equivalents	23,603	8,616
Cash and cash equivalents at beginning of period	155,274	150,741

Cash and cash equivalents at end of period	$178,877	$159,357

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended April 30, 2003

(In thousands)

				Accumulated
	Common stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at October 31, 2002	61,875	$222,687	$108,159	$(2,112)	$328,734
Shares repurchased	(113)	(697)	—	—	(697)
Purchases under Stock Purchase Plan	240	1,129	—	—	1,129
Exercise of stock options, including tax benefit of $587	481	2,319	—	—	2,319
Comprehensive income:
Net income	—	—	4,105	—	—
Change in unrealized investment gains:
Unrealized investment gains, net of tax of $212	—	—	—	394	—
Reclassification adjustment for investment losses included in net income, net of tax of $87	—	—	—	162	—
Change in foreign currency translation adjustment, net of tax of $601	—	—	—	1,117	—
Total comprehensive income	—	—	—	—	5,778

Balance at April 30, 2003	62,483	$225,438	$112,264	$(439)	$337,263

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements

April 30, 2003

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

     The accompanying consolidated financial statements are unaudited and should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2002. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six month periods ended April 30, 2003 are not necessarily indicative of results to be expected for a full year.

Note 2. Stock-based compensation plans

     Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation cost is reflected in net income, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our net income and basic and diluted net income per share would have been reduced to the pro forma amounts indicated below:

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

April 30, 2003

	Three months ended		Six months ended
	April 30,		April 30,

	2002	2003	2002	2003

	(In thousands, except for per share data)
Net income, as reported	$2,507	$2,419	$4,889	$4,105
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(2,668)	(1,611)	(5,260)	(3,581)

Pro forma net income (loss)	$(161)	$808	$(371)	$524

Basic net income (loss) per share:
As reported	$0.04	$0.04	$0.08	$0.07

Pro forma	$0.00	$0.01	$(0.01)	$0.01

Diluted net income (loss) per share:
As reported	$0.04	$0.04	$0.08	$0.07

Pro forma	$0.00	$0.01	$(0.01)	$0.01

     The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three months ended		Six months ended
	April 30,		April 30,

	2002	2003	2002	2003

Weighted average risk free interest rates	4.17%	3.13%	4.07%	3.28%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	84%	103%	84%	103%
Expected lives (in years)	4.0	6.0	4.0	6.0

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

April 30, 2003

Note 3. Earnings per share

     The following table sets forth the computation of basic and diluted net income per share for the three and six months ended April 30, 2002 and 2003:

	Three months ended		Six months ended
	April 30,		April 30,

	2002	2003	2002	2003

	(In thousands, except for per share data)
Numerator:
Net income	$2,507	$2,419	$4,889	$4,105

Denominator:
Denominator for basic net income per share — weighted average shares	62,396	62,343	62,235	62,105
Dilutive potential common shares from Team Member (employee) stock options and warrants	1,428	730	1,724	773

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	63,824	63,073	63,959	62,878

Basic net income per share	$0.04	$0.04	$0.08	$0.07

Diluted net income per share	$0.04	$0.04	$0.08	$0.07

Note 4. Inventories

     Inventories are comprised of the following:

	October 31,	April 30,
	2002	2003

	(In thousands)
Finished goods	$26,225	$29,142
Work-in-process	140	337
Raw materials	16,644	21,399

	43,009	50,878
Allowance for inventory obsolescence	(10,713)	(13,854)

	$32,296	$37,024

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

April 30, 2003

Note 5. Investments in marketable securities and other investments

     At April 30, 2003, the cost basis of the marketable securities we held was $30,558,000 and the fair value was $31,066,000. The difference between the cost basis and fair value of $508,000, net of taxes of $177,000 is recorded as an unrealized investment gain. At April 30, 2003, the fair value of marketable securities comprised equity securities of $3,019,000 and debt securities of $28,047,000. The equity securities consist of stock in a U.S. company that operates in an area within our strategic focus. The debt securities consist of investment-grade government and commercial securities purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. Consistent with our investment policy, investment maturities do not exceed 24 months at the date of purchase. The objectives of our cash management policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. During the three months ended April 30, 2002 and 2003, we sold a portion of our marketable securities and realized gains of $1,985,000 and $700,000, respectively. During the six month periods ended April 30, 2002 and 2003, sales of marketable securities resulted in gains of $3,657,000 and $637,000, respectively.

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

     During the six month period ended April 30, 2002 we received cash of $287,000 related to the sale of derivative financial instruments on certain marketable equity securities held by us. We recorded a liability of $38,000 at April 30, 2002, which represented the fair value of the derivative financial instruments at that time. We recognized a gain on securities transactions of $3,950,000 and $4,522,000, respectively, during the three and six month periods ended April 30, 2002 to reflect the change in the fair value of the related liability during the period plus the cash received on sales of derivatives during the period.

Note 6. Intangible and other assets

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

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

April 30, 2003

     The following table presents net income and net income per share for the three and six months ended April 30, 2002 and 2003 on a pro forma basis as if SFAS 142 had been adopted on November 1, 2001:

	Three months ended		Six months ended
	April 30,		April 30,

	2002	2003	2002	2003

	(In thousands, except for per share data)
Net income, as reported	$2,507	$2,419	$4,889	$4,105
Add back: amortization of goodwill (including assembled workforce), net of tax	71	—	141	—

Pro forma net income	$2,578	$2,419	$5,030	$4,105

Basic net income per share:
As reported	$0.04	$0.04	$0.08	$0.07

Pro forma	$0.04	$0.04	$0.08	$0.07

Diluted net income per share:
As reported	$0.04	$0.04	$0.08	$0.07

Pro forma	$0.04	$0.04	$0.08	$0.07

     Intangible and other assets consists of the following:

	October 31, 2002			April 30, 2003

	Gross	Accumulated		Gross	Accumulated
	Amount	amortization	Net amount	amount	amortization	Net amount

		(In thousands)		(In thousands)
Developed technology	$980	$(925)	$55	$980	$(980)	$—
Core technology	3,804	(1,675)	2,129	3,804	(1,947)	1,857
Assembled workforce	147	(139)	8	—	—	—
Non-compete agreements	50	(12)	38	50	(21)	29
Goodwill	3,706	(1,118)	2,588	3,853	(1,257)	2,596
Other assets	67	—	67	77	—	77

	$8,754	$(3,869)	$4,885	$8,764	$(4,205)	$4,559

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

April 30, 2003

     During the three and six month periods ended April 30, 2003, we recorded intangible amortization expense of $141,000 and $336,000, respectively. During the comparable periods in fiscal 2002, intangible amortization expense was $327,000 and $653,000, respectively. Total expected future amortization related to intangible assets is provided in the following table:

Amortization

(In thousands)
Six months ended October 31, 2003	$282
Fiscal year 2004	$562
Fiscal year 2005	$543
Fiscal year 2006	$499

Note 7. Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of the guarantee. In addition, FIN 45 requires disclosures about the guarantees that a company has issued, including a rollforward of the company’s product warranty liabilities. We are required to apply the recognition provisions of FIN 45 prospectively to any guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 were effective for us during the first quarter of fiscal 2003 and are included below. We do not expect the provisions of FIN 45 to have a significant impact on our financial position or results of operations.

     For our products, parts and labor are covered under warranty for periods between three months and three years. A provision for labor costs related to warranty expense is recorded when revenue is recognized. We hold service parts for maintenance that are used to service our warranties and extended service contracts. The cost of these parts is amortized over their estimated useful lives, which range from three to seven years. With respect to drives and tapes used in our products but manufactured by a third party, we provide to the customer a warranty on such drives and tapes that is substantially equivalent to the warranty provided by the manufacturer.

     Changes in our accrued warranty balance for the six months ended April 30, 2003 are as follows:

Balance at October 31, 2002	$4,225
Accruals for warranties issued	2,918
Settlements during the period	(2,043)

Balance at April 30, 2003	$5,100

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

April 30, 2003

Note 8. Recent accounting pronouncements

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for us beginning in the second quarter of fiscal 2003, and the required disclosures are included in Note 2. We do not currently have plans to change to the fair value method of accounting for our stock-based compensation, but we will reassess our plans during the fourth quarter of fiscal 2003 to determine whether we will change to the fair value method during fiscal 2004.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in interim periods beginning after June 15, 2003. We are currently evaluating the impact EITF 00-21 will have, if any, on our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities and results of operations of a VIE need to be included in a company’s financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim period beginning after June 15, 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity, now be classified as liabilities. These financial instruments include mandatorily redeemable shares, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares. SFAS 150 also requires additional disclosures about alternative ways of settling these types of instruments and the capital structure of entities. Most of the provisions of SFAS 150 are effective for all financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

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

General

     We provide hardware and software-based data storage solutions to the open systems marketplace. Our storage solutions integrate into a wide range of rapidly evolving network computing environments and are designed to enable organizations to organize, protect and retrieve complex mission-critical data. We design, manufacture, sell and support specialized data storage hardware and software products and provide related services. Currently, we derive substantially all of our revenue from the sale of storage libraries, connectivity and management products and related services and support. We distribute our products primarily through value-added resellers (VARs), distributors and original equipment manufacturers (OEMs) and also sell directly to certain end users.

Results of Operations

     Net Sales. Net sales increased during the second quarter of fiscal 2003 to $100.6 million, an increase of 25% from $80.7 million in the comparable quarter of fiscal 2002. Net sales for the six months ended April 30, 2003 were $197.7 million, an increase of 11% from $177.4 million during the six months ended April 30, 2002. The increase in both comparison periods is due to higher sales to both branded and OEM customers. Revenue from branded customers increased 27% in the second quarter of fiscal 2003 from the comparable quarter of fiscal 2002, and OEM sales increased 22% between the comparable quarters. OEM sales remained a constant 45% of net sales during the second quarters of both fiscal 2003 and 2002. During the six months ended April 30, 2003, branded sales increased 15% over the comparative period in fiscal 2002. OEM revenue increased 7% during the six months ended April 30, 2003 compared to the six months ended April 30, 2002. Branded sales to customers outside of the United States were particularly strong, increasing 53% in the second quarter of fiscal 2003 compared to fiscal 2002 and 47% during the six months ended April 30, 2003 compared to 2002. Higher software and services revenue also contributed to the increases in net sales.

     Intelligent Storage Solutions™ (ISS), which include elements of our software and connectivity technology and are sold through both branded and OEM sales channels, represented 38% of sales in the second quarter of fiscal 2003 compared to 29% of sales during the second quarter of fiscal 2002. ISS related sales comprised 40% and 25% of sales during the first six months of fiscal 2003 and 2002, respectively. We believe that an increasing proportion of ISS sales, whether sold on a branded or OEM basis, will generally result in the likelihood of increasing gross margins as a percentage of sales, although this expected correlation may be overshadowed in any particular period by the specific mix of ISS products or other factors.

     Gross Profit. Gross profit was $32.9 million or 33% of net sales for the three months ended April 30, 2003 compared to $21.0 million or 26% of net sales for the same period in fiscal 2002. For the six months ended April 30, 2003, gross profit was $62.8 million or 32% of net sales compared to $44.8 million or 25% of net sales for the same period in fiscal 2002. The increase in gross profit is primarily a result of the increase in sales of software and other higher-margin enterprise-level products.

     Sales and Marketing Expenses. Sales and marketing expenses were $14.5 million or 14% of net sales for the three months ended April 30, 2003 compared to $12.0 million or 15% of net sales for the same period in fiscal 2002. For the six month period ended April 30, 2003, sales and marketing expenses were $27.7 million or 14% of net sales compared to $22.9 million or 13% of net sales for the same period in fiscal 2002. Sales and marketing expenses have increased in absolute dollars due to continued efforts to expand our sales and services channels to support new product offerings and improve market penetration with our more complex enterprise-level products. We expect sales and marketing expenditures to increase moderately during the balance of fiscal 2003 as we continue to expand our sales channels.

     General and Administrative Expenses. General and administrative expenses were $6.2 million or 6% of net sales for the three months ended April 30, 2003 compared to $5.5 million or 7% of net sales for the same period in fiscal 2002. For the six month period ended April 30, 2003, general and administrative expenses were $12.1 million or 6% of net sales compared to $10.9 million or 6% of net sales for the same period in fiscal 2002. General and administrative expenses have increased in absolute dollars due to continued investments in our infrastructure, including our global information system. We expect very modest growth in general and administrative expenses during the remainder of fiscal 2003.

     Research and Development Expenses. Research and development expenses were $10.0 million or 10% of net sales for the second quarter of fiscal 2003 compared to $7.3 million or 9% of net sales for the second quarter of fiscal 2002. During the six months ended April 30, 2003, we incurred research and development expenses of $20.3 million or 10% of net sales compared to $14.1 million or 8% of net sales for the same period in fiscal 2002. These increases reflect our strategy to maintain heavy investments in software and connectivity product development and relate to added personnel resources and additional spending related to new products. We believe that significant investments in research and development are required to remain competitive and to solidify our market position in intelligent storage solutions. We expect moderate growth in research and development expenses during the remainder of fiscal 2003 as we continue to invest in new product development.

     Acquisition Expenses. Expenses related to our acquisition of V-Stor were $1.5 million for the three and six month periods ended April 30, 2002. These one-time acquisition charges related to acquired in-process research and development and compensation to V-Stor personnel.

     Other Income. Other income primarily consists of interest income, net gain on securities transactions and net foreign currency transaction gains. Other income was $1.4 million for the second quarter of fiscal 2003 compared to $7.3 million for the second quarter of fiscal 2002. For the six months ended April 30, 2003, other income was $3.6 million compared to $10.2 million for the same period in fiscal 2002. Other income during the three months ended April 30, 2003 and 2002 included a gain on securities transactions of $700,000 and $5.9 million, respectively. The gain on securities transactions during the six month period ended April 30, 2003 and 2002 was $1.4 million and $8.2 million, respectively. The gains realized in fiscal 2003 primarily relate to conversion of one of our investments in a private company to cash and marketable equity securities and subsequent sale of a portion of those securities. The gains realized in fiscal 2002 consisted of gains from the sale of derivative financial instruments on securities held for investment as well as the sale of marketable securities. Interest income was $585,000 and $961,000 during the second quarter of fiscal 2003 and 2002, respectively, and $1.2 million and $2.0 million during the first six months of fiscal 2003 and 2002, respectively. The decrease in interest income is the result of lower returns on cash and investment balances. Foreign currency transaction gains were $209,000 and $360,000 during the second quarter of fiscal 2003 and 2002, respectively, and $1.2 million and $81,000 during the first six months of fiscal 2003 and 2002, respectively. These gains are the result of the strengthening of the Euro during the periods. The significant increase in foreign currency transaction gains during the six months ended April 30, 2003 compared to 2002 is due to the fact that the Euro strengthened more than 10% over the dollar during the first six months of fiscal 2003, compared to remaining almost flat during the first six months of fiscal 2002. Interest expense in all periods primarily relates to interest on operating credit lines through two German banks along with a loan payable to a German bank.

     Provision (Benefit) for Income Taxes. For the three months ended April 30, 2003, income tax expense was $1.3 million compared to income tax benefit of $479,000 for the comparable period in fiscal 2002. Income tax expense was $2.2 million for the six months ended April 30, 2003 compared to $745,000 for the six months ended April 30, 2002. The effective income tax rates for the three and six months ended April 30, 2003 were 34% and 35%, respectively. The effective tax rates for the comparable periods in fiscal 2002 were (24)% and 13%, respectively. Our effective tax rate is based on estimates and assumptions relating to future events. Actual results could differ from those estimates. In fiscal 2002, taxes paid in various federal, state and international jurisdictions were exceeded by the tax benefits of our credit for research and development spending, our extraterritorial income exclusion and non-taxable interest income. The effective tax rate includes tax expense for various federal, state and international jurisdictions.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $1.3 million and $18.5 million for the six months ended April 30, 2003 and 2002, respectively. During the first six months of fiscal 2003, operating cash was primarily provided by net income, depreciation and amortization and increases in accounts payable and accrued liabilities, which were offset by increases in accounts receivable and inventories. Accounts receivable increased primarily due to increased sales, and inventories increased as we launched both new products and existing products into new channels. Accounts payable and accrued liabilities increased primarily due to the timing of payments. During the first six months of fiscal 2002, operating cash was primarily provided by net income, depreciation and amortization and decreases in inventories and income taxes receivable, which were offset by an increase in service parts for maintenance. In addition, gains on securities transactions were included as a component of cash flow provided by operating activities. Inventories decreased as we entered into certain vendor-managed inventory programs, under which ownership transfers at the time we take possession of inventory in the manufacturing process. Service parts for maintenance increased in order to support new product offerings as well as maintain our increasing installed base of existing solutions.

     Cash flows provided by investing activities were $4.6 million and $2.2 million for the first six months of fiscal 2003 and 2002, respectively. Cash flows include proceeds from certain securities transactions of $13.4 million and $20.7 million for first six months of 2003 and 2002, respectively. These proceeds were partially offset by purchases of marketable securities of $2.4 million during the first six months of fiscal 2003 and a $2.9 million investment in non-marketable securities during the first six months of fiscal 2002. Investments in property, plant and equipment were $6.4 million and $15.6 million during the first six months of fiscal 2003 and 2002, respectively. Capital expenditures during the first six months of fiscal 2003 and 2002 were comprised primarily of computer hardware and software for our global information technology infrastructure and tooling and equipment related to new product introductions. Capital expenditures during the first six months of fiscal 2002 also included leasehold improvements for our Englewood, Colorado facility.

     Cash flows provided by financing activities during the first six months of fiscal 2003 were $1.4 million, compared to $2.9 million during the first six months of fiscal 2002. We repurchased $697,000 of our common stock during the six months ended April 30, 2003. During the first six months of fiscal 2003 and 2002, we received proceeds from the issuance of common stock under our Stock Purchase Plan and the exercise of stock options and warrants of $2.9 million and $3.9 million, respectively. Offsetting the above proceeds in both periods were certain payments on bank lines of credit and long-term debt, which were $1.5 million and $1.1 million during the first six months of fiscal 2003 and 2002, respectively. During the first six months of fiscal 2003, we borrowed an additional $781,000 from two German banks.

     At April 30, 2003, our cash and cash equivalents totaled $159.4 million, a $8.6 million increase from $150.7 million at October 31, 2002. Our cash equivalents and marketable securities totaled $190.4 million and $182.8 million at April 30, 2003 and October 31, 2002, respectively. Our working capital, the difference between current assets and current liabilities, was $246.1 million and $231.7 million at April 30, 2003 and October 31, 2002, respectively. The ratio of current assets to current liabilities was 4.0 to 1 and 4.3 to 1 at April 30, 2003 and October 31, 2002, respectively.

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

Recent Accounting Pronouncements

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for us beginning in the second quarter of fiscal 2003, and the required disclosures are included in Note 2. We do not currently have plans to change to the fair value method of accounting for our stock-based compensation, but we will reassess our plans during the fourth quarter of fiscal 2003 to determine whether we will change to the fair value method during fiscal 2004.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in interim periods beginning after June 15, 2003. We are currently evaluating the impact EITF 00-21 will have, if any, on our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities and results of operations of a VIE need to be included in a company’s financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim period beginning after June 15, 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150,

“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity, now be classified as liabilities. These financial instruments include mandatorily redeemable shares, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares. SFAS 150 also requires additional disclosures about alternative ways of settling these types of instruments and the capital structure of entities. Most of the provisions of SFAS 150 are effective for all financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

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

     The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar as of April 30, 2003 would have resulted in an approximately $2.3 million decrease in income before provision for income taxes during the first six months of fiscal 2003. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries.

     At April 30, 2003, we had variable rate debt of approximately $1.7 million provided by German banks and fixed rate debt of $1.2 million, also provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at April 30, 2003. We have entered into an interest rate swap agreement on the variable rate debt, which fixes the interest rate at 4.3% through November 2003. Interest on the fixed rate debt is 4.4%.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     No material pending litigation.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At its annual meeting on March 11, 2003 duly called and with proxies solicited, 56,207,248 shares were represented in person or by proxy constituting 90.07 percent of the outstanding shares. There were 62,401,306 shares of the Company’s common stock outstanding and entitled to vote at the annual meeting.

i.	The proposal to amend the Advanced Digital Information Corporation 1999 Stock Incentive Compensation Plan was approved. It received the following votes (there were no broker non-votes):

		Percent of Votes
	Votes	For/Against

For	49,794,702	88.92%
Against	6,204,445	11.08%
Abstain	208,101	—

ii.	Two directors were reelected to the Board, each to hold office for three-year terms. The nominees received the following votes (there were no broker non-votes):

	Number of Votes	Number of Votes
Nominee	For	Withheld

Christopher T. Bayley	53,228,597	2,978,651
Frank M. (“Pete”) Higgins	54,200,465	2,006,783

     Tom A. Alberg, John W. Stanton, Peter H. van Oppen and Walter F. Walker had continuing terms as directors.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     Exhibit 99.1 – Certification of Peter H. van Oppen, Chairman and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 – Certification of Jon W. Gacek, Senior Vice President and Chief Financial Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     No reports on Form 8-K were filed during the quarter ended April 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: June 16, 2003	PETER H. VAN OPPEN

Peter H. van Oppen, Chairman and Chief Executive Officer

Dated: June 16, 2003	JON W. GACEK

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

Dated: June 16, 2003	PETER H. VAN OPPEN

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

Dated: June 16, 2003	JON W. GACEK

Jon W. Gacek, Senior Vice President
and Chief Financial Officer (Principal
Financial and Accounting Officer)