Form 10-Q
period 2003-07-31
ADVANCED DIGITAL INFORMATION CORP
filed 2003-09-12
CIK 770403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-21103

ADVANCED DIGITAL INFORMATION CORPORATION

Incorporated under the laws of the State of Washington	I.R.S. Employer Identification No. 91-1618616

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

     Yes ☒ No

     The total shares of common stock without par value outstanding at the end of the quarter reported is 62,801,220.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Digital Information Corporation
Consolidated Balance Sheets
(In thousands, except for share data)

	October 31,	July 31,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$150,741	$181,679
Accounts receivable, net of allowances of $1,379 in 2002 and $1,655 in 2003	71,383	84,512
Inventories, net	32,296	43,625
Short-term marketable securities	24,878	24,125
Prepaid expenses and other	2,245	2,422
Income taxes receivable	6,305	—
Deferred income taxes	13,250	13,328

Total current assets	301,098	349,691
Property, plant and equipment, net of accumulated depreciation of $20,672 in 2002 and $32,927 in 2003	48,722	50,174
Service parts for maintenance, net of accumulated amortization of $15,545 in 2002 and $21,340 in 2003	22,936	26,179
Deferred income taxes	3,347	3,325
Long-term marketable securities	7,221	—
Investments	10,928	3,590
Intangible and other assets, net of accumulated amortization of $3,869 in 2002 and $4,346 in 2003	4,885	4,424

	$399,137	$437,383

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,126	$48,568
Accrued liabilities	11,668	19,079
Income taxes payable	—	3,127
Deferred revenue	20,343	23,978
Bank lines of credit and current portion of long-term debt	2,282	203

Total current liabilities	69,419	94,955
Long-term debt	984	988
Commitments
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 62,801,220 issued and outstanding (61,874,990 in 2002)	222,687	227,148
Retained earnings	108,159	114,899
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(1,887)	(610)
Unrealized investment gains (losses)	(225)	3

Total shareholders’ equity	328,734	341,440

	$399,137	$437,383

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Operations

(In thousands, except for per share data)

	Three months ended		Nine months ended
	July 31,		July 31,

	2002	2003	2002	2003

Net sales	$75,999	$108,259	$253,409	$305,997
Cost of sales	53,789	75,683	186,406	210,651

Gross profit	22,210	32,576	67,003	95,346

Operating expenses:
Sales and marketing	13,206	14,355	36,090	42,012
General and administrative	6,015	5,948	16,954	18,095
Research and development	8,196	9,986	22,266	30,257
Acquisition expenses	—	—	1,475	—

	27,417	30,289	76,785	90,364

Operating profit (loss)	(5,207)	2,287	(9,782)	4,982

Other income (expense):
Interest income	777	598	2,784	1,834
Interest expense	(63)	(44)	(182)	(135)
Gain on securities transactions, net	38	976	8,217	2,388
Foreign currency transaction gains (losses), net	835	(111)	916	1,060
Other	(89)	(89)	(28)	(212)

	1,498	1,330	11,707	4,935

Income (loss) before provision (benefit) for income taxes	(3,709)	3,617	1,925	9,917
Provision (benefit) for income taxes	(1,594)	982	(849)	3,177

Net income (loss)	$(2,115)	$2,635	$2,774	$6,740

Basic net income (loss) per share	$(0.03)	$0.04	$0.04	$0.11

Diluted net income (loss) per share	$(0.03)	$0.04	$0.04	$0.11

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	July 31,

	2002	2003

Cash flows from operating activities:
Net income	$2,774	$6,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,542	16,625
Allowance for doubtful accounts receivable	802	507
Inventory obsolescence	2,907	4,298
Gain on securities transactions	(8,217)	(2,388)
Acquired in-process research and development	1,200	—
Deferred income taxes	(327)	(144)
Tax benefit from exercise of stock options	2,233	1,376
Other	3	40
Change in assets and liabilities:
Accounts receivable	10,800	(14,038)
Inventories	7,277	(15,213)
Prepaid expenses and other assets	(576)	(118)
Service parts for maintenance	(5,533)	(7,437)
Accounts payable	(4,705)	12,804
Accrued liabilities	(670)	6,721
Income taxes	1,816	9,457
Deferred revenue	2,365	3,034

Net cash provided by operating activities	23,691	22,264

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,740)	(11,219)
Purchase of marketable securities	(43,727)	(13,852)
Proceeds from securities transactions	20,726	32,266
Purchase of other investments	(2,934)	(363)

Net cash provided by (used in) investing activities	(47,675)	6,832

Cash flows from financing activities:
Repayment of bank lines of credit and long-term debt	(1,652)	(3,265)
Proceeds from short-term borrowings	—	781
Repurchase of common stock	(3,430)	(697)
Proceeds from issuance of common stock for stock options, stock warrants and Stock Purchase Plan	4,534	3,782

Net cash provided by (used in) financing activities	(548)	601

Effect of exchange rate changes on cash	707	1,241

Net increase (decrease) in cash and cash equivalents	(23,825)	30,938
Cash and cash equivalents at beginning of period	155,274	150,741

Cash and cash equivalents at end of period	$131,449	$181,679

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended July 31, 2003

(In thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at October 31, 2002	61,875	$222,687	$108,159	$(2,112)	$328,734
Shares repurchased	(113)	(697)	—	—	(697)
Purchases under Stock Purchase Plan	240	1,129	—	—	1,129
Exercise of stock options, including tax benefit of $1,376	799	4,029	—	—	4,029
Comprehensive income:
Net income	—	—	6,740	—	—
Change in unrealized investment gains:
Unrealized investment gains, net of tax of $36	—	—	—	66	—
Reclassification adjustment for investment losses included in net income, net of tax of $87	—	—	—	162	—
Change in foreign currency translation adjustment, net of tax of $688	—	—	—	1,277	—
Total comprehensive income	—	—	—	—	8,245

Balance at July 31, 2003	62,801	$227,148	$114,899	$(607)	$341,440

See the accompanying notes to these consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements

July 31, 2003

Note 1. Basis of presentation

     The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries. All significant intercompany transactions, balances and profits have been eliminated in consolidation. Certain prior period balances have been adjusted or reclassified to conform to current period presentation. These reclassifications have no effect on net income (loss), shareholders’ equity or cash flows as previously presented.

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2002. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and nine month periods ended July 31, 2003 are not necessarily indicative of results to be expected for a full year.

Note 2. Stock-based compensation plans

     Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation cost is reflected in net income (loss), as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our net income (loss) and basic and diluted net income (loss) per share would have been reduced to the pro forma amounts indicated below:

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

July 31, 2003

	Three months ended		Nine months ended
	July 31,		July 31,

	2002	2003	2002	2003

		(In thousands, except for per share data)
Net income (loss), as reported	$(2,115)	$2,635	$2,774	$6,740
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(2,279)	(1,465)	(7,539)	(5,046)

Pro forma net income (loss)	$(4,394)	$1,170	$(4,765)	$1,694

Basic net income (loss) per share:
As reported	$(0.03)	$0.04	$0.04	$0.11

Pro forma	$(0.07)	$0.02	$(0.08)	$0.03

Diluted net income (loss) per share:
As reported	$(0.03)	$0.04	$0.04	$0.11

Pro forma	$(0.07)	$0.02	$(0.08)	$0.03

     The options granted during the nine months ended July 31, 2002 and 2003 expire after five and ten years, respectively. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for options granted during the periods presented:

	Three months ended		Nine months ended
	July 31,		July 31,

	2002	2003	2002	2003

Weighted average risk free interest rates	4.15%	2.80%	4.12%	3.16%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	84%	79%	84%	79%
Expected lives (in years)	4.0	6.0	4.0	6.0

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

July 31, 2003

Note 3. Earnings per share

     The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended July 31, 2002 and 2003:

	Three months ended		Nine months ended
	July 31,		July 31,

	2002	2003	2002	2003

		(In thousands, except for per share data)
Numerator:
Net income (loss)	$(2,115)	$2,635	$2,774	$6,740

Denominator:
Denominator for basic net income (loss) per share- weighted average shares	62,546	62,657	62,340	62,291
Dilutive potential common shares from Team Member (employee) stock options and warrants	—	1,024	1,414	857

Denominator for diluted net income (loss) per share- adjusted weighted average shares and assumed conversions	62,546	63,681	63,754	63,148

Basic net income (loss) per share	$(0.03)	$0.04	$0.04	$0.11

Diluted net income (loss) per share	$(0.03)	$0.04	$0.04	$0.11

Note 4. Inventories

     Inventories are comprised of the following:

	October 31, 2002	July 31, 2003

	(In thousands)
Finished goods	$26,225	$32,384
Work-in-process	140	473
Raw materials	16,644	25,045

	43,009	57,902
Allowance for inventory obsolescence	(10,713)	(14,277)

	$32,296	$43,625

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

July 31, 2003

Note 5. Investments in marketable securities and other investments

     At July 31, 2003, the cost basis of the marketable securities we held was $24,120,000 and the fair value was $24,125,000. The difference between the cost basis and fair value of $5,000, net of taxes of $2,000 is recorded as an unrealized investment gain. At July 31, 2003, the fair value of marketable securities comprised equity securities of $138,000 and debt securities of $23,987,000. The equity securities consist of stock in a U.S. company that operates in an area within our strategic focus. The debt securities consist of investment-grade government and commercial securities purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. Consistent with our investment policy, investment maturities do not exceed 24 months at the date of purchase. The objectives of our cash management policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. During the three months ended July 31, 2003, we sold a portion of our marketable securities and realized gains of $818,000. No marketable securities were sold during the three months ended July 31, 2002. During the nine month periods ended July 31, 2002 and 2003, sales of marketable securities resulted in gains of $3,657,000 and $1,455,000, respectively.

     From time to time, we make other strategic investments that are accounted for under the cost method. In November 2002, one of these investments was converted to cash and marketable equity securities with a combined value of $8,351,000, and we recorded a gain on securities transactions of $651,000. In December 2002 and May 2003, we received additional shares of marketable equity securities under an earnout provision and recorded additional gains on securities transactions of $124,000 and $158,000, respectively.

     During the nine month period ended July 31, 2002 we received cash of $287,000 related to the sale of derivative financial instruments on certain marketable equity securities held by us. We recognized a gain on securities transactions of $38,000 and $4,560,000, respectively, during the three and nine month periods ended July 31, 2002 to reflect the change in the fair value of the related liability during the period plus the cash received on sales of derivatives during the period.

Note 6. Intangible and other assets

     On November 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which requires us to discontinue amortization of goodwill. As required by SFAS 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. In applying these criteria, we transferred net assembled workforce from intangible assets to goodwill in the first quarter of fiscal 2003. During the first quarter, we completed the assessment for impairment of goodwill required upon implementation of SFAS 142 and concluded that goodwill was not impaired. We are required to perform goodwill impairment tests on an annual basis or when indicators of impairment exist. We performed our annual goodwill impairment test in the third quarter of fiscal 2003 and concluded that goodwill was not impaired. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

July 31, 2003

     The following table presents net income (loss) and net income (loss) per share for the three and nine months ended July 31, 2002 and 2003 on a pro forma basis as if SFAS 142 had been adopted on November 1, 2001:

	Three months ended		Nine months ended
	July 31,		July 31,

	2002	2003	2002	2003

		(In thousands, except for per share data)
Net income (loss), as reported	$(2,115)	$2,635	$2,774	$6,740
Add back: amortization of goodwill (including assembled workforce), net of tax	70	—	211	—

Pro forma net income (loss)	$(2,045)	$2,635	$2,985	$6,740

Basic net income (loss) per share:
As reported	$(0.03)	$0.04	$0.04	$0.11

Pro forma	$(0.03)	$0.04	$0.05	$0.11

Diluted net income (loss) per share:
As reported	$(0.03)	$0.04	$0.04	$0.11

Pro forma	$(0.03)	$0.04	$0.05	$0.11

     Intangible and other assets consists of the following:

	October 31, 2002			July 31, 2003

	Gross	Accumulated		Gross	Accumulated
	amount	amortization	Net amount	amount	amortization	Net amount

		(In thousands)			(In thousands)
Developed technology	$980	$(925)	$55	$980	$(980)	$—
Core technology	3,804	(1,675)	2,129	3,804	(2,083)	1,721
Assembled workforce	147	(139)	8	—	—	—
Non-compete agreements	50	(12)	38	50	(26)	24
Goodwill	3,706	(1,118)	2,588	3,853	(1,257)	2,596
Other assets	67	—	67	83	—	83

	$8,754	$(3,869)	$4,885	$8,770	$(4,346)	$4,424

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

July 31, 2003

     During the three and nine month periods ended July 31, 2003, we recorded intangible amortization expense of $141,000 and $477,000, respectively. During the comparable periods in fiscal 2002, intangible amortization expense was $331,000 and $984,000, respectively. Total expected future amortization related to intangible assets is provided in the following table:

Amortization

(In thousands)
Three months ended October 31, 2003	$141
Fiscal year 2004	$562
Fiscal year 2005	$543
Fiscal year 2006	$499

Note 7. Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of the guarantee. In addition, FIN 45 requires disclosures about the guarantees that a company has issued, including a rollforward of the company’s product warranty liabilities. We are required to apply the recognition provisions of FIN 45 prospectively to any guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 were effective for us beginning in first quarter of fiscal 2003 and are included below. The provisions of FIN 45 have not had a significant impact on our financial position or results of operations.

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

     Changes in our accrued warranty balance for the nine months ended July 31, 2003 are as follows:

Balance at October 31, 2002	$4,225
Accruals for warranties issued	4,807
Settlements during the period	(3,617)

Balance at July 31, 2003	$5,415

Advanced Digital Information Corporation

Notes to Interim Consolidated Financial Statements (Continued)

July 31, 2003

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity, now be classified as liabilities. These financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares. SFAS 150 also requires additional disclosures about alternative ways of settling these types of instruments and the capital structure of entities. Most of the provisions of SFAS 150 are effective for all financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

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

Results of Operations

     Net Sales. Net sales increased during the third quarter of fiscal 2003 to $108.3 million, an increase of 42% from $76.0 million in the comparable quarter of fiscal 2002. Net sales for the nine months ended July 31, 2003 were $306.0 million, an increase of 21% from $253.4 million during the nine months ended July 31, 2002. The increase in both comparison periods is due to higher sales to both OEM and branded customers. Revenue from OEM customers increased 79% in the third quarter of fiscal 2003 from the comparable quarter of fiscal 2002, and branded sales increased 19% between the comparable quarters. OEM sales increased as a percentage of net sales to 49% during the third quarter of fiscal 2003 compared to 39% in the third quarter of fiscal 2002. During the nine months ended July 31, 2003, OEM revenue increased 26% over the comparative period in fiscal 2002. Branded sales increased 16% during the nine months ended July 31, 2003 compared to the same period ended July 31, 2002. The growth in OEM sales is due to a combination of increasing penetration with existing products and the addition of more products. Branded sales have increased in all major geographical markets over the comparable fiscal periods in 2002. Additionally, the Scalar® i2000 Tape Library was released during the third quarter of fiscal 2003 and contributed to the increase in sales over the same period in 2002.

     Intelligent Storage Solutions™ (ISS), which include elements of our software and connectivity technology and are sold through both branded and OEM sales channels, represented 33% of sales in the third quarter of fiscal 2003 compared to 36% of sales during the third quarter of fiscal 2002. ISS related sales comprised 37% and 28% of sales during the first nine months of fiscal 2003 and 2002, respectively. We believe that an increasing proportion of ISS sales, whether sold on a branded or OEM basis, will generally result in the likelihood of increasing gross margins as a percentage of sales, although this expected correlation may be overshadowed in any particular period by the specific mix of ISS products or other factors.

     Gross Profit. Gross profit was $32.6 million or 30% of net sales for the three months ended July 31, 2003 compared to $22.2 million or 29% of net sales for the same period in fiscal 2002, an increase of

47% on a net sales increase of 42%. For the nine months ended July 31, 2003, gross profit was $95.3 million or 31% of net sales compared to $67.0 million or 26% of net sales for the same period in fiscal 2002, an increase of 42% on a net sales increase of 21%. The increase in gross profit in fiscal 2003 over the comparable periods in fiscal 2002 is primarily a result of the absolute dollar increase in branded sales, including revenue from software and other higher-margin enterprise-level products. This increase was partially offset by the increase in the proportion of OEM sales, which typically carry a lower gross margin than branded sales.

     Sales and Marketing Expenses. Sales and marketing expenses were $14.4 million or 13% of net sales for the three months ended July 31, 2003 compared to $13.2 million or 17% of net sales for the same period in fiscal 2002. For the nine month period ended July 31, 2003, sales and marketing expenses were $42.0 million or 14% of net sales compared to $36.1 million or 14% of net sales for the same period in fiscal 2002. Sales and marketing expenses have increased in absolute dollars due to continued efforts to expand our sales and services channels to support new product offerings and improve market penetration with our more complex enterprise-level products. We expect very modest sequential growth in sales and marketing expenditures during the balance of fiscal 2003.

     General and Administrative Expenses. General and administrative expenses were $5.9 million or 5% of net sales for the three months ended July 31, 2003 compared to $6.0 million or 8% of net sales for the same period in fiscal 2002. For the nine month period ended July 31, 2003, general and administrative expenses were $18.1 million or 6% of net sales compared to $17.0 million or 7% of net sales for the same period in fiscal 2002. The changes in general and administrative expenses from the comparable periods in fiscal 2002 are the net result of increased expenses due to continued investments in our infrastructure, including our global information system, partially offset by decreases in bad debt. We expect general and administrative expenses to increase modestly during the remainder of fiscal 2003.

     Research and Development Expenses. Research and development expenses were $10.0 million or 9% of net sales for the third quarter of fiscal 2003 compared to $8.2 million or 11% of net sales for the third quarter of fiscal 2002. During the nine months ended July 31, 2003, we incurred research and development expenses of $30.3 million or 10% of net sales compared to $22.3 million or 9% of net sales for the same period in fiscal 2002. These increases reflect our strategy to maintain heavy investments in software and connectivity product development and relate to added personnel resources and additional spending related to new products. We believe that significant investments in research and development are required to remain competitive and to solidify our market position in intelligent storage solutions. We expect moderate growth in research and development expenses during the remainder of fiscal 2003 as we continue to invest in new product development.

     Acquisition Expenses. Expenses related to our acquisition of V-Stor were $1.5 million for the three and nine month periods ended July 31, 2002. These one-time acquisition charges related to acquired in-process research and development and compensation to V-Stor personnel.

     Other Income. Other income primarily consists of net gain on securities transactions, interest income and net foreign currency transaction gains (losses). Other income was $1.3 million for the third quarter of fiscal 2003 compared to $1.5 million for the third quarter of fiscal 2002. For the nine months ended July 31, 2003, other income was $4.9 million compared to $11.7 million for the same period in fiscal 2002. Other income during the three months ended July 31, 2003 and 2002 included a gain on securities transactions of $976,000 and $38,000, respectively. The gain on securities transactions during the nine months ended July 31, 2003 and 2002 was $2.4 million and $8.2 million, respectively. The gains realized in fiscal 2003 primarily relate to conversion of one of our investments in a private company to cash and marketable equity securities and subsequent sale of a portion of those securities. The gains realized in fiscal 2002 consisted of gains from the sale of derivative financial instruments on securities held for investment as well as the sale of marketable securities. Interest income was $598,000 and $777,000 during the third quarter of fiscal 2003 and 2002, respectively, and $1.8 million and $2.8 million during the first nine months of fiscal 2003 and 2002, respectively. The decrease in interest income is the result of lower returns on cash and investment balances. Foreign currency transaction gains (losses) were a loss of $111,000 and a gain of $835,000 during the third quarter of fiscal 2003 and 2002, respectively, and gains of $1.1 million and $916,000 during the first nine months of fiscal 2003 and 2002, respectively. The gains are the result of the strengthening of the Euro during the nine month periods, with the loss resulting from a stronger dollar during the third quarter of fiscal 2003. Interest expense in all periods primarily relates to interest on operating credit lines through two German banks along with a loan payable to a German bank.

     Provision (Benefit) for Income Taxes. For the three months ended July 31, 2003, income tax expense was $982,000 compared to income tax benefit of $1.6 million for the comparable period in fiscal 2002. Income tax expense was $3.2 million for the nine months ended July 31, 2003 compared to income tax benefit of $849,000 for the nine months ended July 31, 2002. The effective income tax rates for the three and nine months ended July 31, 2003 were 27% and 32%, respectively. The effective tax rates for the comparable periods in fiscal 2002 were 43% and (44%), respectively. Our effective tax rate is based on estimates and assumptions relating to future events. Actual results could differ from those estimates. In fiscal 2003, effective income tax rates reflect benefits recognized as a result of ongoing tax planning initiatives. In fiscal 2002, taxes paid in various federal, state and international jurisdictions were exceeded by the tax benefits of our credit for research and development spending, our extraterritorial income exclusion and non-taxable interest income. The effective tax rate includes tax expense for various federal, state and international jurisdictions.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $22.3 million and $23.7 million for the nine months ended July 31, 2003 and 2002, respectively. During the first nine months of fiscal 2003, operating cash was primarily provided by net income, depreciation and amortization, increases in accounts payable and accrued liabilities and a receipt of a tax refund, which were offset by increases in accounts receivable, inventories and service parts for maintenance. Accounts receivable increased primarily due to increased sales, and inventories and service parts for maintenance increased as we launched both new products and existing products into new channels. Accounts payable and accrued liabilities increased primarily due to the timing of payments. During the first nine months of fiscal 2002, operating cash was primarily provided by net income, depreciation and amortization, decreases in accounts receivable and inventories and increases in deferred revenue and was offset by an increase in service parts for maintenance and a decrease in accounts payable. Inventories decreased as we entered into certain vendor-managed inventory programs, under which ownership transfers at the time we take possession of inventory in the manufacturing process. Service parts for maintenance increased in order to support new product offerings as well as maintain our increasing installed base of existing solutions.

     Cash flows provided by investing activities were $6.8 million for the first nine months of fiscal 2003. In the comparable period of fiscal 2002, cash flows used in investing activities were $47.7 million. Cash flows include proceeds from certain securities transactions of $32.3 million and $20.7 million for first nine months of 2003 and 2002, respectively. These proceeds were partially offset by purchases of marketable securities of $13.9 million and $43.7 million and investments in non-marketable securities of $363,000 and $2.9 million during the first nine months of fiscal 2003 and 2002, respectively. Investments in property, plant and equipment were $11.2 million and $21.7 million during the first nine months of fiscal 2003 and 2002, respectively. Capital expenditures during the first nine months of fiscal 2003 and 2002 were comprised primarily of computer hardware and software for our global information technology infrastructure and tooling and equipment related to new product introductions. Capital expenditures during the first nine months of fiscal 2002 also included leasehold improvements for our Englewood, Colorado facility.

     Cash flows provided by financing activities were $601,000 for the first nine months of fiscal 2003. In the comparable period of fiscal 2002, cash flows used in financing activities were $548,000. We repurchased $697,000 and $3.4 million of our common stock during the nine months ended July 31, 2003 and 2002, respectively. During the first nine months of fiscal 2003 and 2002, we received proceeds from the issuance of common stock under our Stock Purchase Plan and the exercise of stock options and warrants of $3.8 million and $4.5 million, respectively. Offsetting the above proceeds in both periods were certain payments on bank lines of credit and long-term debt, which were $3.3 million and $1.7 million during the first nine months of fiscal 2003 and 2002, respectively. During the first nine months of fiscal 2003, we borrowed an additional $781,000 from two German banks.

     At July 31, 2003, our cash and cash equivalents totaled $181.7 million, a $31.0 million increase from $150.7 million at October 31, 2002. Our cash equivalents and marketable securities totaled $205.8 million and $182.8 million at July 31, 2003 and October 31, 2002, respectively. Our working capital, the difference between current assets and current liabilities, was $254.7 million and $231.7 million at July 31, 2003 and October 31, 2002, respectively. The ratio of current assets to current liabilities was 3.7 to 1 and 4.3 to 1 at July 31, 2003 and October 31, 2002, respectively.

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity, now be classified as liabilities. These financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares. SFAS 150 also requires additional disclosures about alternative ways of settling these types of instruments and the capital structure of entities. Most of the provisions of SFAS 150 are effective for all financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

Critical Accounting Estimates

     The preparation of our financial statements requires us to make estimates and judgments. The critical accounting policies that affect our more significant estimates and judgments are disclosed in our Annual Report on Form 10-K for the year ended October 31, 2002. New critical accounting policies are disclosed below.

     As a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on November 1, 2002, we discontinued the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption of SFAS 142 and will be reviewed annually thereafter, or more frequently when indicators of impairment are present. We did not record an impairment charge based on this initial review or our annual review performed during the third quarter of fiscal 2003. Other intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over the estimated useful lives of the assets, which range from two to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures.

     The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar as of July 31, 2003 would have resulted in an approximately $2.3 million decrease in income before provision for income taxes during the first nine months of fiscal 2003. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries.

     At July 31, 2003, we had fixed rate debt of $1.2 million provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at July 31, 2003. Interest on the fixed rate debt is 4.4%.

Item 4. Controls and Procedures

     We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Our chief executive officer and our chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have determined that our disclosure controls and procedures are effective.

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

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 — Certification of Peter H. van Oppen, Chairman and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Jon W. Gacek, Senior Vice President and Chief Financial Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification of Peter H. van Oppen, Chairman and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 — Certification of Jon W. Gacek, Senior Vice President and Chief Financial Officer of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No reports on Form 8-K were filed during the quarter ended July 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2003	ADVANCED DIGITAL INFORMATION CORPORATION

PETER H. VAN OPPEN Peter H. van Oppen, Chairman and Chief Executive Officer

Dated: September 12, 2003	JON W. GACEK Jon W. Gacek, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)