Form 10-K
period 2003-10-31
ADVANCED DIGITAL INFORMATION CORP
filed 2004-01-28
CIK 770403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the Fiscal Year Ended October 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the Transition Period From to

Commission file number 0-21103

Advanced Digital Information Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1618616
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

P.O. Box 97057	98073-9757
11431 Willows Road N.E.	(Zip Code)
Redmond, Washington
(Address of principal executive offices)

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

The aggregate market value of voting stock held by nonaffiliates of the registrant is $466,038,689 as of April 30, 2003, based on the closing sale price of such stock on the Nasdaq National Market on that date.

There were 63,757,183 shares of common stock outstanding as of December 31, 2003.

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held on March 10, 2004.

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

Company Overview

ADIC is a leading provider of intelligent storage solutions for the open systems marketplace. We design, market, sell and support hardware and software products that help a broad range of business and governmental organizations manage, access and protect their large-scale data more effectively. The data storage problem that enterprise IT departments face has passed the point where it can be solved efficiently by simply buying more commodity products, reducing the price of storage or adding raw capacity. Recognizing this fact, we apply innovative technology to provide management and automation leverage so that our customers can solve their data storage problems more easily and make more effective use of their digital assets and human resources.

Industry Background

Information technology departments in businesses and government offices face an expanding set of problems with storing their data. Digitization has become nearly universal, with information of all kinds now relying on digital format as its primary form. This phenomenon applies to business-critical records of all kinds—documents, images and communications—as well as to the actual products of entire industries—including television broadcasting and Internet services. Intensifying the impact of this data wave is the rise of broadband communications and the ease of copying and moving records among users and sites. With a single mouse click, multiple copies of the same file—a picture, a presentation, a video clip, a spreadsheet—are sent to servers around the world, and copied over and over again.

The net effect is a rapid increase in the total amount of data to be stored and managed, an increase that far outpaces any change in fundamental business activity. The data storage requirements of virtually every company increase every year, whether or not the business is growing or profitable.

Adding to the complexity of the data-management task are regulatory and economic issues. Virtually every company now has to deal with regulatory requirements from different organizations that recognize the critical value of this data and that mandate both its long term preservation and rapid access. Different industries are affected by different regulations, and the interpretation of requirements is not always straightforward; however, organizations of all kinds today recognize the imperative nature of storing and protecting their data over time. At the same time, IT organizations find themselves under pressure to increase operational efficiencies by doing more with the same—or reduced—staff levels. IT departments have come to expect that every year they will face the problem of how to manage more data, in more places.

This situation makes it effectively impossible for many companies to continue to operate in the way that they have in the past, and it drives a rapidly increasing need for leveraged, higher value-add solutions aimed at the storage problem.

Part of the solution can be found in new technologies associated with storage and with information management:

•	Flexible, lower cost open system, client server platforms using UNIX, Linux and Windows operating systems are replacing mainframe environments.

•	Different storage media, both fixed and removable, are being developed to provide more capacity and more different kinds of capacity at lower cost.

•	Different data transmission transports, including Fibre Channel and Internet Protocol, are being applied to the storage problem.

•	New networking techniques designed specifically for storage have developed, including Storage Area Networks (SANs) and Network Attached Storage (NAS).

Each of these technologies, however, can also have the effect of creating additional adoption and integration tasks for overworked IT departments struggling to keep up with the growth of data and the requirements to manage it. Technologies alone, especially in their early phases, do not by themselves provide the operating leverage that is achieved with a comprehensive data management solution.

Strategy

Our strategy is to design and develop innovative hardware and software solutions that help organizations deal with the ubiquitous surge in digital data—enabling them to manage, access and protect their data more effectively and efficiently. To do this, we develop and acquire core intellectual property and use the resulting technology to provide organizations with the ability to surmount their data management challenges intelligently and control their digital assets easily and transparently.

Our independence from any one tape, disk or other storage format continues to be a key strategic position and allows us to take advantage of innovative storage format developments. Because we focus on providing complete solutions, our products may include a variety of tape formats, optical, disk or emerging technologies—combined with our proprietary connectivity and management features. Heterogeneous support of open-systems platforms is also an important differentiating feature, and we remain committed to creating software and hardware solutions designed to work in these (UNIX, Linux and Windows) environments.

We deliver our integrated data management and storage solutions through multiple sales channels, selected based on their ability to access end user customers and help us meet customer needs. We frequently sell our newest, most innovative products through our ADIC branded channels—and utilize OEM channels to get more established higher volume products to broader markets.

Products

Our principal products fall broadly into three categories: automated tape libraries, data management software and disk-based data protection solutions. These three product categories, and related service and support offerings, define the vast majority of our business.

Automated Tape Libraries

Our tape libraries are high capacity, innovative storage solutions that substantially increase the value associated with commodity tape drives by integrating them into a full system using a combination of automation technology, advanced connectivity and effective management tools. These library solutions are primarily used to back up networked data in open systems environments that deploy UNIX, Linux or Windows servers, and they integrate several tape drive technologies from different suppliers—today, the preferred choices are LTO, DLT/SDLT and AIT. In 2001 and 2002, Gartner Dataquest and IDC named ADIC the world’s largest supplier of products in this market segment, which is the largest in the tape automation industry.

Our automated tape libraries range in size from easy-to-use desk-top units suitable for a small office to room-sized storage networking solutions that can protect the largest data center. A typical entry-level unit contains one or two tape drives and up to 24 cartridges, whereas our large enterprise-class libraries can contain up to hundreds of drives and thousands of cartridges. All of our models designed for enterprise applications are characterized by a high level of intelligence and value-add. Our managed connectivity technology helps the libraries improve the performance, reliability and manageability of backup in SANs. We offer several different innovative scalability technologies that allow users to expand the capacity of their libraries at the same rate as their data grows. Our advanced design for reliability increases users’ level of data protection by building in component redundancy, automated failover and active monitoring and alerting functions.

Data Management Software

Our data management software provides automated, integrated management of data on different platforms, operating systems and storage media types for IT departments managing a broad range of enterprise-scale digital assets. Designed for open system computing environments, our software solutions help our customers get their products to market faster by providing shared, transparent access to data for a wide variety of high-performance applications. These end users include international leaders in science and engineering applications, workflow management and rich media distribution via the Internet and digital broadcast channels. Our data management software products provide a fully integrated management system for an organization’s digital assets throughout the life cycle of the data. ADIC software is developed to help IT departments get the maximum performance and utilization from their storage resource investment regardless of the storage environment or media types that they use. Our data management software is currently used in more than 1,000 organizations worldwide to manage some of the industry’s largest and most challenging data storage environments.

Disk-Based Data Protection Solutions

We introduced in late 2003 the first in a series of integrated hardware solutions—the Pathlight series—that expanded our list of supported storage media by leveraging the recent availability of low-cost Serial ATA commodity disk products. The new disk technology has the potential to make data protection more effective, but that can’t be accomplished by commodity-level products alone. All of our Pathlight series products will use integrated disk storage resources as part of high value-added data protection solutions. The products are designed to combine the disk resources with management software, advanced connectivity technology and other hardware systems including tape storage systems in a single, integrated data protection solution. The Pathlight series is designed to expand significantly our range of integrated technologies in a way that leverages our core intellectual property and that can be delivered and serviced by our existing channel partners, sales and marketing and technical support structure.

Recent Products

The following recent products show our innovative integration of several of our core technologies.

Scalar i2000 Automated Tape Library

The new Scalar® i2000, with its iPlatform architecture, represents the next generation of enterprise tape library functionality and sets new industry standards. It uses ADIC connectivity, management, and I/O controller technology to integrate and simplify key backup management functions, offering built-in support for a broad range of data center requirements while reducing the need for external library control servers, software and management activities. Functions integrated within the library include native partitioning of a single library into multiple logical libraries, mixed media operation, native Fibre Channel connectivity, advanced performance monitoring, proactive system readiness checks, self-guided diagnostics and policy-based user alerts using standard email and pager networks. The iPlatform’s server-class embedded controller displays real-time backup performance data and gathers information to be used for future predictive analysis. The Scalar i2000 also incorporates a unique capacity-on-demand capability, allowing users to expand capacity from 100 to over 2200 cartridges and pay for added capacity only as they use it.

StorNext Management Suite

Designed for data-intensive SAN environments, the StorNext® Management Suite (SNMS) reduces the time and total cost of managing data in SAN environments for a broad class of end users faced with the problem of large data sets and challenging distribution environments. SNMS provides a comprehensive storage solution by integrating two powerful components: StorNext File System (SNFS) and StorNext Storage Manager (SNSM). SNFS provides shared access to data across different operating systems and storage platforms, while SNSM provides automated movement of data between different storage media based user-defined policies. Together, they are designed to provide Total Data Life Management so that data—throughout its lifetime—is always accessible and protected based on levels of service defined by users. The result is a scalable, high-performance data management solution that is designed to optimize the use of SAN storage while ensuring the long-term safety and recoverability of data.

Pathlight VX Disk-to-Tape Backup Solution

Our new Pathlight VX, introduced in late 2003, is an integrated disk-to-tape solution that enhances backup and restore by giving it the performance and fault tolerance of disk—while retaining long-term retention capabilities. Pathlight VX is built around four of ADIC’s core technologies that work together to deliver a complete system. A virtualization software layer allows the disk to present itself to software applications as logical tape drives and media so it can fit easily into existing environments. ADIC’s I/O controller technology enables high performance data flow in and out of the system to boost the speed of backup and recovery operations and to allow Pathlight VX to support very large data sets. This data management software technology—based on technology from the StorNext Management Suite—gives Pathlight VX automated management of data across disk and tape and optimized streaming performance. Additionally, Pathlight VX integrates seamlessly with ADIC automated tape libraries to provide a single, fully-supported solution.

Sales and Marketing

We deploy a comprehensive sales, marketing and support infrastructure to address our domestic and international target markets. We rely on multiple channels to reach end-user customers that range in size from small businesses to government agencies and large multinational corporations. Additionally, we have been and continue to be committed to upgrading our sales force to include team members with more technical expertise as well as more experience selling higher-value solutions to enterprise-level hardware and software customers. Our products are sold under the ADIC brand name and under the names of various OEM customers.

ADIC Branded Sales Channels

For our ADIC branded products we utilize value-added resellers (VARs), direct marketing resellers and distributors, and we also sell directly to certain large entities and governmental agencies. We maintain a sales force operating out of our headquarters in Redmond, Washington, regional offices in

Paris, London, and Munich, as well as numerous smaller field sales offices throughout North America, Europe and Asia.

A large portion of our ADIC branded products are sold in conjunction with VARs who work closely with our sales force to sell our products to corporate and governmental customers. These enterprise-focused VARs generally provide some level of pre- and post-sales support for the end-user customer. The VARs we work with typically specialize in providing data storage and networking solutions for end users with large data centers who require higher levels of system architecture services. We primarily partner with VARs for the sale of our larger, enterprise-class libraries including the Scalar i2000 and Scalar 10K, and our Serial ATA disk and standalone software solutions that leverage our proprietary technology.

In North America, consistent with industry trends, we sell a decreasing percentage of our products to large national distributors, which in turn resell our products to regional or local VARs and end users. Our primary North American distributors are Ingram Micro and Tech Data. This distribution channel currently services a small number of high volume resellers who are trending toward purchasing more products directly from us as a result of our expanding ability to configure products to order and drop ship to their end-user customers.

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

OEM Relationships

We sell our products to several companies under OEM relationships. OEMs generally resell our products under their own brand name and typically assume responsibility for product sales, end user service and support. These relationships enable us to reach end users not served by our direct sales force or our other distribution channels. They also allow us to sell into select geographic or vertical markets where specific OEMs have exceptional strength. We maintain ongoing discussions with numerous OEMs, including leading systems suppliers, regarding opportunities for our products. Our existing OEM relationships for hardware include Dell, Fujitsu-Siemens, HP, IBM and Sun Microsystems. Software OEMs include Cray and Grass Valley Group. For fiscal 2003, OEM sales represented 48% of our net sales. Total sales to Dell and IBM, which include OEM sales as well as sales of ADIC branded product to these customers, totaled 24% and 23%, respectively, of our net sales in fiscal 2003.

Our OEM relationships require a highly customized approach in terms of product identification, logistics and service models. Each OEM typically requires modifications to the look and feel of the products they receive from us. This may be as simple as requiring the OEM’s unique industrial design on the exterior of the product, or as extensive as customized firmware specific to an OEM’s product feature requirements. In certain cases, the OEM does not require any change to the ADIC-branded product but we categorize the sale as an OEM sale because the product is embedded in the OEM’s system sale and has the sales, service and support characteristics typical of OEM business.

Fulfillment models vary but generally require that we maintain an inventory of OEM product in third party logistics centers near the OEM’s manufacturing or distribution facility. In these relationships, we generally maintain title to products until those products leave the third party logistics location. Service support differs widely from one OEM to another. ADIC provides support ranging from repair and replacement to 24-hour fast exchange to on site service support for our mid-range and enterprise-class products.

End Users

End users of our products represent a wide variety of industries, including the technology, financial/services, commercial/industrial and telecommunications/entertainment industries, and range from mid-size businesses to Fortune 500 companies. The table below lists representative end users of our products:

Technology	Financial/Services	Commercial/Industrial	Telecommunications/ Entertainment
Cray	Abbey	BP	AT&T Wireless
Dell	Bank of China	CGG	BT
Fujitsu Siemens	CIT Group, Inc.	Chevron	Deutsche Telekom
HP	Clifford Chance	Corporate Express	Disney
IBM	Deutsche Bank	Cummins	MCI
Microsoft	Ernst & Young	Ford Motor Company	Nokia
SAP	Fidelity Investments	Harley Davidson	Sprint PCS
Siemens	JP Morgan Chase	Johnson & Johnson	T-Mobile
Sony	PricewaterhouseCoopers	Shell	Time Warner
Sun Microsystems	Washington Mutual, Inc.	Sony	Turner Broadcasting
Yahoo!			Verizon
Western Wireless

End users of our products also include many government agencies. Our government sales teams work primarily with four major categories of government including intelligence, defense, civilian, and state and local agencies. Specific government entity end users include the National Geospatial-Intelligence Agency (NGA), Internal Revenue Service (IRS), National Aeronautics and Space Administration (NASA) and all armed services (Army, Navy, Air Force, Marines).

Global Services

We view a comprehensive service strategy as an integral component of our total customer solution—and not as an independent profit center. We believe that service not only includes the standard activities needed to ensure successful selection, installation and on-going support of products, but also is directly concerned with innovative product design that can help minimize the need for conventional service.

Additionally, we see service as a significant purchase factor for customers considering data management and storage solutions, which is why our ability to add value to the overall customer experience through our support offerings is a significant competitive advantage. We also believe that our ability to retain long-term customer relationships and secure repeat business is frequently tied directly to our service performance. Our goal is to provide a seamless solution for the customer, so our sales and service teams partner closely, proposing appropriate hardware and software products and proper levels of training, service and support to best meet each customer’s needs. Furthermore, our support engineers typically have broad SAN expertise and take a solutions approach to solving customer issues. Understanding the complete environment, including the entire hardware and software installation, allows us to work cooperatively with other vendors and provide a more successful customer experience.

Service infrastructure and technology investment has been—and continues to be—a major priority, as we scale to meet our organizational growth and the needs of our expanding installed base. We are currently able to provide service in 180 countries, supported by 24-hour, multi-language technical support centers located in North America and Europe. We provide our customers with warranty coverage ranging from three months to three years on our products. For drives and tapes used in our products but manufactured by a third party, we provide our customers with a warranty that is substantially equivalent to the manufacturer’s warranty. Our customers may also purchase additional service to extend the warranty period, obtain faster response times, or both. We offer this additional support coverage at a variety of levels, up to 24-hour, seven-day-a-week, 365-day-a-year response for customers with stringent high-availability needs.

Information Technology and Infrastructure

We continue to focus on further improving our business systems and global information technology infrastructure. We have added capabilities to our worldwide Enterprise Resource Planning and Customer Relationship Management system including further automation and support for our business functions with reliable and innovative solutions. All of our key systems are integrated on a single platform that is designed to provide scalable processes, global efficiencies and comprehensive reporting. Recent initiatives include expansion of our global ERP/CRM system to field personnel and strategic business partners, enhancement of our corporate website, and implementation of the StorNext Management Suite in our corporate data center.

Manufacturing and Suppliers

We have manufacturing facilities in Colorado and Germany, which operate under ISO 9001 certification. Our Scalar 1000, Scalar i2000 and Scalar 10K tape libraries are manufactured at our Colorado facility. Our highest-capacity large libraries are built in our Germany facility. Our manufacturing strategy for these product lines is to perform product assembly, integration and testing, leaving component and piece-part manufacturing to our supplier partners. As a result of this manufacturing strategy, our compliance with environmental laws does not entail material capital expenditures.

In addition to our own manufacturing facilities, we also rely on third-party contract manufacturers to build our entry-level to mid-range libraries, including our FastStor®, Scalar 24 and Scalar 100 product lines, as well as some of our management and connectivity appliances. In November 2003, we significantly expanded our manufacturing relationship with Benchmark Electronics, Inc, who now manufactures our FastStor 7 and Scalar 100 product lines. We believe our strategy to outsource the manufacture of our entry-level and mid-range products provides our customers the highest product quality at the lowest possible price and results in ongoing operational improvements. We also depend on third-party manufacturers to supply us with magnetic tape drives, optical disk drives or other storage devices that we incorporate into our products. We do not have long-term purchase commitments with any of our significant suppliers.

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

Research and Development

Over the years, our research and development teams have developed multiple generations of ADIC’s storage management products and platforms, and it is our intention to continue innovating in existing product areas and to expand our efforts in new directions. The vast majority of our research and development expenditures are focused on product development rather than on basic research.

Our efforts rely on the integration of multiple engineering disciplines to generate products that competitively meet market needs in a timely fashion. Our new product development is frequently stimulated by the availability of an enhanced or more cost-effective storage capacity device, the emergence of new storage protocols and evolving end-user requirements. We are constantly looking for alternative technologies that may be incorporated into our products or may disrupt the market. We identify and define new products based on their ability to meet a perceived market need in a rapidly evolving field. Our sales, marketing, product development, engineering, supply chain and global services organizations all contribute to the process of identifying and productizing advances in technology.

Time and investment requirements for new product development tend to be significant, in terms of hardware engineering, firmware engineering and the development of tooling for manufacturing. Wherever feasible, we work toward developing software and hardware components that can be used across multiple platforms. Examples of cross pollenization in our product groups are the use of portions of our StorNext software code in the Pathlight family of disk products and the leveraging of the SNC connectivity products across the entire product line.

Our research and development expenses totaled $40.6 million, $32.2 million and $27.8 million for fiscal 2003, 2002 and 2001, respectively. Additionally, in connection with certain business combinations, we have recorded, and may in the future record, charges for acquired in-process research and development. These charges represent acquired technology that has not reached technological feasibility and has no alternative future use. We intend to modestly increase the level of research and development spending we experienced in fiscal 2003 in order to continue investing in technology that can be leveraged into new hardware and software products.

Competition

The markets for hardware and software data storage solutions are intensely competitive and are characterized by rapidly changing technology and evolving standards. Competition may be based on sales channels, analogous technology or products, or alternative means of meeting customer data storage requirements. We have a large number of competitors that differ depending on the basis of competition. On the basis of sales channels, we compete most significantly with HP, IBM, Sun Microsystems and Dell. In the market for analogous technology or products, we compete primarily with IBM, StorageTek, Overland Storage and Quantum. We also compete with Network Appliance and other storage hardware and software manufacturers that offer alternative means of meeting customer requirements.

Some of the companies we compete with are also significant customers of ours, as well as suppliers of tape drive technologies. Competitors who manufacture tape drives may be able to leverage their access to and pricing of tape drives to improve their competitive position. Since there are relatively low barriers to entry into the automated storage library market, we anticipate increased competition from other sources, ranging from emerging to established companies, including large system OEMs. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience and capability in manufacturing, marketing and distributing products than we do. Competitors may develop new technologies and products that are more effective than our products. These products may also be manufactured and marketed more successfully than ours. However, we believe that the primary competitive factors in the market for data storage solutions are performance, reliability, breadth of product line, distribution strength, product availability and price, as well as customer service, including technical and sales support. In these areas, we believe that for a company of our size, scale and scope, our offerings are competitive and have contributed to our position (as named by Gartner Dataquest and IDC) as the leading supplier of automated tape systems that use LTO, DLT/SDLT and AIT drive technologies, which are the technologies most frequently used for open systems, client-server backup.

Intellectual Property

We rely predominantly on our full product line, strong channel structure, library and software development experience and global services offerings to compete in our marketplace. However, our success also depends on our proprietary technology. We attempt to protect our technology through the application of a combination of patent, copyright, trade secret and confidentiality means. We hold patents on various elements of our products and we are pursuing numerous additional patent applications. Our software, connectivity and management products are protected largely through asserting copyrights. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology, and these measures may not preclude competitors from independently developing products or technologies that are substantially equivalent or superior to our products and technology. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition and operating results.

In connection with our acquisition of EMASS, Inc. in August 1998 from Raytheon E-Systems, Inc., we were granted a worldwide, royalty-free license under three patents owned by Raytheon relating to mass data storage systems. Our license under these patents includes the right to make, have made, use, develop, have developed, sell, offer for sale, distribute, export and import mass data storage products. Although we do not have any general rights to sub-license or enforce the patents, or to control actions by Raytheon in licensing or enforcing the patents, we do have certain rights relating to licensing royalties earned by Raytheon, if any, relating to these patents. We are aware that Raytheon commenced a lawsuit against a number of companies in 2003 based on alleged infringement of one of these patents and that the litigation is ongoing.

Team Members

As of October 31, 2003, we had 1,245 full-time team members, including 256 in sales and marketing, 251 in engineering and research and development, 394 in global services (which includes professional services, service operations, systems engineering and technical support) 243 in manufacturing and operations and 101 in finance, general administration and management. Certain team members have been reclassified to global services for this fiscal year end that were included in manufacturing headcount in the prior fiscal year. In November 2003, we transferred approximately 150 team members associated with manufacturing and operations to an existing supplier in connection with the expansion of an outsourced manufacturing relationship with this supplier. None of our North American team members is covered by collective bargaining agreements. We consider our relations with our team members to be good.

Our future success depends in large part on our ability to attract and retain key team members. Competition for highly skilled technical, sales and management personnel is intense. In the future we may not be successful in retaining our existing team members or in attracting additional qualified team members.

Available Information

Our Internet address is www.adic.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investors section of our web site. Our Code of Ethics, which applies to our team members, including our Chief Executive Officer and Chief Financial Officer, is also available on our web site. The information found on our web site is not part of this or any other report we file with or furnish to the SEC.

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

If Recent Improvements in General Economic Conditions Do Not Continue or are Not Sustained, our Sales Levels May Be Adversely Affected.    The adverse economic conditions in the United States and throughout the world economy adversely affected our sales levels in recent periods, in particular during fiscal year 2002 and early fiscal 2003. These economic conditions began improving over the course of fiscal 2003. If this strengthening of general economic conditions does not continue or if recent gains are not sustained, we may experience a material adverse impact on our revenues, operating results and financial condition. A prolonged continuation or worsening of adverse economic conditions may require us to re-evaluate our strategy of investing in research and development and sales and marketing, or to take other actions to reduce the cost of sales and operating expenses in future periods. Any such future actions could result in special charges or adversely affect our long-term competitive position. Further, we may be unable to reduce the cost of sales and operating expenses at a rate and level consistent with such future adverse sales environment, which would have an adverse effect on our results of operations and financial condition.

Our Quarterly Revenues and Operating Results May Fluctuate for a Number of Reasons.    Our quarterly operating results have varied in the past and are likely to vary significantly in the future due to several factors, including:

•	general economic conditions affecting enterprise spending for information technology;

•	size and timing of significant customer orders;

•	shifts in product or distribution channel mix;

•	increased competition and pricing pressure;

•	timing of new product announcements and releases by us or our competitors;

•	new product developments by storage device manufacturers;

•	recognition of losses or gains from our strategic investments;

•	the rate of growth in the data storage market;

•	market acceptance of new and enhanced versions of our products;

•	performance of key suppliers and availability of key components;

•	timing and levels of our operating expenses;

•	gain or loss of significant customers; and

•	currency fluctuations and variations in effective tax rates.

Operating results in any period should not be considered indicative of the results investors can expect for any future period. We cannot assure you that we will be able to sustain our recent levels of quarterly revenue or that we will maintain profitability in any future period. Any unfavorable change in the factors described above or any other factors could adversely affect our operating results for a particular quarter.

Our Quarterly Revenue and Operating Results May Be Affected By Seasonal Trends.    We may experience seasonal trends in our branded sales and OEM sales. Our seasonal trends frequently result in lower branded revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices and our sales commission and budgetary structure. By contrast, OEM sales are often quite strong during the first quarter of our fiscal year, as several of our OEM partners complete their fiscal year during our first quarter, and then may decline in the second quarter of our fiscal year. These seasonal trends in branded and OEM sales have not been very predictable in recent years and their effect on overall revenue trends is often overshadowed by other factors, such as timing of new product introductions by us and our OEM partners and overall economic conditions.

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

Competition in the Open Systems Storage Solutions Market May Lead to Reduced Market Share and Adversely Affect Our Revenues.    The markets for data storage solutions in general, and automated tape libraries, disk-based data protection solutions and storage management software in particular, are intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. These conditions could render our products less competitive or obsolete and could harm our business, financial condition and ability to market our products as currently contemplated. Because we offer and are developing a range of open systems storage solutions, including automated tape libraries, software and storage peripherals, our competitors differ depending on the product format and performance level. Some of our competitors have greater financial, technical, manufacturing, marketing and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may develop products and technologies that are less expensive or technologically superior to our products. In addition, our competitors may manufacture and market their products more successfully than we do our products.

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

The Storage Device Market is Characterized By Rapid Technological Evolution, and Our Success Depends on Our Ability to Develop New Products.    The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. At this time, the data storage market is particularly subject to change with the emergence of new communication protocols and other new storage technologies and solutions, as well as the introduction of products and technologies that provide similar functionality to existing products and technologies but at dramatically reduced cost points. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. For example, our recently introduced Pathlight family of disk-based data protection solutions utilizes ATA disk technology, which itself has only recently become generally available. Risks inherent in the development and introduction of new products include:

•	delay in our development and initial shipments of new products;

•	the difficulty in forecasting customer demand accurately;

•	our inability to expand production capacity fast enough to meet customer demand;

•	the possibility that our key suppliers will be unable to deliver new technologies in production volumes;

•	the possibility that new products may cannibalize our current products;

•	competitors’ responses to our introduction of new products; and

•	the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

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

Our Increased Research and Development Spending May Not Yield Results That Justify the Costs Incurred.    In recent fiscal years we have substantially increased our research and development spending over that of prior periods. Our products and markets are technologically advanced and rapidly evolving, and we cannot be assured that these efforts will successfully provide us with new or upgraded products that will be competitive. If these programs are not successful, our increased investment in research and development will not yield corresponding benefits to us.

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

We Depend on Contract Manufacturers For Certain Products and Components.    We are increasing our reliance on third party contract manufacturers. We currently utilize contract manufacturers to manufacture a significant portion of our entry-level and workgroup tape automation library products and some of our management and connectivity products, as well as various components and sub-assemblies of virtually all of our products. Our contract manufacturers and component suppliers have in the past been, and may in the future be, unable to meet our supply needs, including our needs for timely delivery, high quality, and adequate quantity. As a result of our increased reliance on contract manufacturers, we may not be able to be as flexible as we have been in the past in responding to specific quantity, feature and other requests from our OEM partners and other customers. Further, some of our suppliers have experienced financial difficulties. If component shortages occur, or if we experience quality problems with contract manufacturers or component suppliers, shipments of products could be significantly delayed or costs significantly increased, and as a result, our revenues and operating results could be materially and adversely affected. In addition, we utilize only a single source for many components and sub-assemblies, which magnifies the risk of future shortages. Although our agreements with our contract manufacturers do not typically include minimum volume commitments or exclusivity provisions, as a practical matter it is frequently very disruptive and time consuming to change suppliers, and therefore our business, financial condition, operating results and customer relationships could be materially adversely affected if any of our significant suppliers failed to meet our supply requirements.

We Have a Concentrated Branded Customer Base, and Therefore the Loss of a Single Customer Could Negatively Affect Our Operating Results.    We sell the majority of our branded products to value-added resellers, or VARs, and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end users. For the small and mid-range libraries, VARs may purchase our products from large distributors such as Ingram Micro, Tech Data and others. We have no long-term orders with any of our significant resellers. Generally, we sell products pursuant to purchase orders. Our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively. Moreover, certain of our contracts with our distributors contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise-class libraries, and the revenue associated with the on-site service of those libraries, are somewhat concentrated in specific customers, including government agencies and government-related companies. Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

•	the reduction, delay or cancellation of orders or the return of a significant amount of products;

•	the loss of one or more of such resellers; or

•	any financial difficulties of such resellers that result in their inability to pay amounts owed to us.

We Expect to Continue Our Focus on OEM Sales and Could Be Adversely Affected if Our OEM Sales Efforts Are Not Successful.    We rely on OEMs such as Cray, Dell, Fujitsu-Siemens, HP, IBM and Sun Microsystems and are continuing to focus on sales to OEMs. Total sales to Dell and IBM, which include OEM sales as well as sale of ADIC branded product to these customers, were 24% and 23%, respectively, of our sales in fiscal 2003. OEMs typically conduct substantial and lengthy evaluation programs before certifying a new product for inclusion in their product line. We may be required to devote significant amounts of financial and human resources to these evaluation programs with no assurance that our products will ever be selected. In addition, even if selected by the OEM, there generally is no requirement that the OEM will purchase any particular amount of product or that it will refrain from purchasing competing products. We do not have purchase commitments from our OEMs and a reduction in the level of sales from this channel could significantly impact revenue. Further, OEM sales typically feature lower profit margins than we have obtained in the past through our other distribution channels. If any of the OEMs decide not to continue to purchase our products, our business, financial condition and operating results may be harmed.

We May Not Realize Returns on Our Investments in Sales and Marketing.    In recent periods we have increased our spending on sales and marketing in both the U.S. and in our European and other international markets as part of our strategy to expand our sales and service channels to support new product offerings and improve market penetration with our more complex enterprise-level hardware products and with our software products. Our focus on increasing sales of these more complex hardware and software products has required us to upgrade our sales force to include team members with more technical expertise as well as more experience selling to this level of customer. Further, the sales of these more complex hardware and software products to large enterprises tend to have a longer sales cycle than sales of our mid-range and entry-level products. If our strategy of investing in this sales channel does not yield results through greater penetration of this large enterprise target market and through increased software sales, our business and results of operations will be adversely affected.

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

We May Not Be Able to Effectively Manage Any Future Growth.    We have experienced rapid growth in the past and anticipate continued growth in the future. This growth has resulted in, and may possibly create in the future, additional capacity requirements, new and increased responsibilities for management personnel, the need to hire additional personnel, and added pressures on our operating and financial systems. Our facilities, personnel and operating and global information systems may not be sufficient to manage and sustain our future growth, and additional growth may detract from our ability to respond to new opportunities and challenges quickly. If we are unable to manage growth effectively, our business, financial condition and operating results could be materially negatively affected. In addition, to the extent expected revenue growth does not materialize, increases in our operating costs that are based on anticipated revenue growth could harm our financial results.

Risks Associated with International Operations May Adversely Affect Our Business.    We have significant sales to customers outside the United States and believe that international sales will continue to represent a large portion of our net sales. Our international operations and sales to customers outside the United States subject us to a number of risks, including:

•	the need to comply with a wide variety of foreign laws and regulations, as well as U.S. export laws;

•	political and economic instability in certain international markets;

•	longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable;

•	changes in tariffs and tax laws;

•	greater difficulty of administering business overseas;

•	the need to support multiple languages;

•	difficulty recruiting sales and technical support personnel with the skills to support our products; and

•	potential severance exposure related to employment agreements with our European personnel.

Furthermore, although we endeavor to meet standards established by foreign regulatory bodies, we may not be able to comply with changes in foreign standards in the future. Our inability to design products to comply with foreign standards could harm our business, financial condition and operating results.

We May Be Sued By Our Customers for Product Liability Claims as a Result of Failures in Our Data Storage Products.    We face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

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

Fluctuating Foreign Currency Valuations May Adversely Impact Our Profitability.    Currently, almost two-thirds of our total international sales are denominated in U.S. dollars, and fluctuations in the value of foreign currencies relative to the U.S. dollar could therefore make our products less price competitive. The remaining portion of our international sales are denominated in foreign currencies, primarily the euro and the British pound sterling. A decrease in the value of a relevant foreign currency in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Furthermore, the expenses of our international subsidiaries are denominated in their local currencies. Because we currently engage in only limited foreign currency hedging transactions, our operating results could be adversely affected by movement in foreign currency exchange rates.

A Number of Key Personnel Are Critical to the Success of Our Business.    Our future success depends in large part on our ability to retain certain key executives and other personnel, some of whom have been instrumental in establishing and maintaining strategic relationships with key suppliers and customers. We do not have any employment agreements with our U.S. employees, except for change of control agreements with our officers and an agreement with one of our executive officers regarding certain living expenses while based in Europe. Our future growth and success will depend in large part on our ability to hire, motivate and retain highly qualified management, technical, operations and sales and marketing personnel. We may not be able to retain our existing personnel or attract additional qualified personnel in the future. In addition, companies in our industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified personnel, and such claims could result in litigation. We also periodically have other employment-related claims asserted against us. Regardless of the merits of any of these claims, we could incur substantial costs in defending ourselves against these claims.

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

Undetected Software or Hardware Errors Could Increase Our Costs and Reduce Our Revenue.    Many of our products are technologically complex and incorporate rapidly developing technologies, and we may not be able to adequately control and eliminate design and manufacturing flaws. Our products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur in our products or those of our vendors, we could experience a rate of failure in our products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in our future growth. We frequently revise and update manufacturing and test processes to address engineering and component changes to our products and evaluate the reallocation of manufacturing resources among our facilities. We can make no assurance that our efforts to monitor, develop and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial shipment delays, significant repair or replacement costs and damage to our reputation.

Because Our Products are Utilized in Complex Network Environments, it May be Difficult to Identify and Resolve Problems.    Our products are often combined with products from other vendors and are frequently installed in complex network environments. As a result, when problems occur, it is difficult to identify the source of the problem. Problems caused by other network components may appear to be a malfunction of one of our products. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

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

We Face Exposure Under Service Level Agreements.    We are entering into an increasing number of service contracts with our customers that define specific periods of time during which we must respond to a service call, which sometimes are as short as two or four hours. We may incur more costs than anticipated as a result of these service level commitments. Further, any failure to meet our service level commitments may negatively affect our relationships with key customers and could result in liabilities that materially adversely affect our operating results.

Investments in Equity Securities May be Subject to Write-Downs in the Future.    From time to time we make strategic investments in non-marketable equity securities of venture-funded companies having operations or technology in areas within our strategic focus, or in venture capital funds that invest in such companies. These investments are accounted for on a cost basis, and are adjusted for other than temporary impairments. These investments are speculative in nature and can become valueless if the companies we invest in are not able to profitably achieve their business plans or if they are not able to obtain adequate funding to do so. Over the past three fiscal years we have incurred approximately $9 million of impairment losses on some of these investments. Additionally, we may in the future incur impairment losses on our current investments or investments that we may make in the future, which would have an adverse effect on our profitability and financial condition.

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

Our Stock Price May Be Extremely Volatile.    The market price of our common stock has been volatile in the past, and it is likely to continue to fluctuate significantly in the future. Our stock price can fluctuate for a number of reasons, including:

•	quarterly variations in operating results, especially if they differ from our previously announced forecasts or forecasts made by analysts;

•	our announcements of anticipated future revenues or operating results;

•	announcements about us or our competitors;

•	the introduction of new technology or products by us or our competitors;

•	comments regarding us and the data storage market made by industry analysts or on Internet bulletin boards; and

•	changes in earnings estimates by analysts or changes in accounting policies.

Item 2.    Properties

We lease a facility in Redmond, Washington of approximately 65,000 square feet to house our corporate headquarters and our primary marketing, sales, research and development and global services organizations. Additionally, we lease two facilities located in Englewood, Colorado. The larger facility, of 148,000 square feet, is used for research and development, manufacturing operations and additional service operations. In early fiscal 2002, as a result of our move to the larger facility, we vacated the other 86,000 square foot Englewood facility. We also own a facility in Germany where we manufacture some of our large libraries and perform service operations. We lease facilities for research and development centers in Ithaca, New York; Santa Clara, California; Richardson, Texas; and Burnsville, Minnesota. We lease additional facilities throughout the United States, Asia and Europe for our regional sales offices and customer service and support personnel.

Item 3.    Legal Proceedings

On December 22, 2003, three former team members filed a lawsuit against ADIC in U.S. District Court for the Western District of Washington (Williams et. al vs. Advanced Digital Information Corporation). The plaintiffs allege that ADIC failed to pay wages in accordance with the Fair Labor Standards Act and the Washington Minimum Wage Act, and they also allege retaliation related to these claims and breach of contract. We believe these claims are without merit and intend to vigorously defend this lawsuit. We do not expect this litigation or any other pending or threatened litigation of which we are aware to have a material adverse effect on our business, financial condition, liquidity or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings. Further, regardless of the merits of any of legal claims, we could incur substantial costs in defending ourselves against them.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.    Market for Our Common Stock and Related Shareholder Matters

Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol “ADIC.” As of December 31, 2003, there were approximately 425 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq National Market.

	High	Low
Fiscal Year 2002:
1st Quarter	$19.200	$14.000
2nd Quarter	$17.200	$8.750
3rd Quarter	$9.320	$5.200
4th Quarter	$7.240	$4.490
Fiscal Year 2003:
1st Quarter	$9.100	$5.660
2nd Quarter	$8.150	$5.700
3rd Quarter	$11.760	$7.930
4th Quarter	$17.990	$9.850

We have not paid any cash dividends on our common stock during the past two fiscal years, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future.

Changes in Securities

In connection with ADIC’s acquisition of Pathlight Technology, Inc. on May 11, 2001, ADIC assumed all outstanding warrants to purchase shares of common stock of Pathlight. Accordingly, after applying the applicable conversion ratio to the outstanding Pathlight warrants, ADIC assumed warrants providing for the issuance of an aggregate of 308,291 shares of ADIC common stock at prices ranging from $1.235 to $7.401 per share (the “Assumed Warrants”). All of the Assumed Warrants contained provisions permitting net exercise. At October 31, 2003, 28,263 of the Assumed Warrants remained outstanding and exercisable.

The shares of common stock issuable by ADIC upon exercise of the Assumed Warrants have not been registered under the Securities Act of 1933, as amended, and have been issued upon exercise of Assumed Warrants in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the Assumed Warrants were issued to, and are held by, a limited number of accredited investors. The following table sets forth information with respect to unregistered shares of ADIC common stock that were issued upon exercise of Assumed Warrants during the year ended October 31, 2003:

Date of Sale	Purchaser	Consideration Paid	Number of Shares Purchased
9/12/03	Kenneth Bartels	$4,998	4,053
10/22/03	George S. Slocum(1)	2,998	1,091

		$7,996	5,144

(1)	Assumed Warrants were exercised using the net exercise provision. Shares were withheld in payment of the aggregate exercise price. The amount shown in the consideration paid column is based on the fair value of ADIC Common Stock on the date of exercise. For George S. Slocum, an Assumed Warrant for 1,266 shares was exercised with 175 shares withheld.

Item 6.    Selected Consolidated Financial Data

In the table below, we provide our selected historical consolidated financial data. We have prepared this information using our consolidated financial statements for the five years ended October 31, 2003. The information below has been restated to retroactively include Pathlight Technology, Inc., which was acquired May 11, 2001 in a business combination accounted for as a pooling-of-interests. It is important to read this selected historical consolidated financial data along with our historical annual financial statements and related notes included in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended October 31,
	1999	2000	2001	2002	2003
	(In thousands, except for per share data)
Consolidated Statements of Operations:
Net sales	$227,402	$290,296	$364,681	$337,599	$423,998
Cost of sales	148,546	183,717	258,893	245,832	292,121
Pathlight acquisition costs	—	—	4,109	—	—

Gross profit	78,856	106,579	101,679	91,767	131,877
Operating expenses:
Sales and marketing	28,420	39,204	43,704	48,307	57,777
General and administrative	11,172	15,411	19,960	23,172	24,015
Research and development	15,337	19,959	27,763	32,230	40,609
Crossroads settlement costs	—	434	16,974	—	—
Acquisition expenses	2,054	—	8,837	1,475	—

Operating profit (loss)	21,873	31,571	(15,559)	(13,417)	9,476
Other income	952	108,491	819	11,864	6,035

Income (loss) before income taxes	22,825	140,062	(14,740)	(1,553)	15,511
Provision (benefit) for income taxes	8,919	44,599	(3,908)	(3,113)	3,020
Minority interest	299	19	—	—	—

Net income (loss)	$13,607	$95,444	$(10,832)	$1,560	$12,491

Basic net income (loss) per share(1)	$0.30	$1.62	$(0.18)	$0.03	$0.20

Diluted net income (loss) per share(1)	$0.27	$1.50	$(0.18)	$0.02	$0.20

Consolidated Balance Sheets:
Cash and cash equivalents	$157,455	$194,268	$155,274	$150,741	$180,401
Working capital	194,599	262,021	257,415	231,679	276,362
Total assets	455,191	399,245	399,370	399,137	453,172
Long-term debt, excluding current portion	1,644	1,279	1,170	984	967
Shareholders’ equity	339,555	326,486	330,476	328,734	354,846

(1)	Earnings per share data have been restated to reflect a two-for-one split of our common stock effected on March 14, 2000.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data,” “Critical Accounting Estimates” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear. Factors that could cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

ADIC is a leading provider of intelligent storage solutions for the open systems marketplace. We design, market, sell and support hardware and software products that help a broad range of business and governmental organizations manage, access and protect their large-scale data more effectively. Currently, we derive substantially all of our revenue from the sale of storage libraries, connectivity and management products and related services and support. We distribute our products primarily through value-added resellers (VARs), distributors and OEMs, and also sell directly to certain end users.

Our general fiscal 2003 trends include record revenues during each quarter; increased sales of software and other higher margin enterprise-level products, which increased gross profit to 31% in fiscal 2003 from 27% in fiscal 2002; and the introduction of new intelligent storage solutions like the Scalar i2000 Tape Library. During the same period, we increased our investments in research and development and sales and marketing, which has resulted in growth in our connectivity and software product offerings along with increasing our market penetration. Our general and administrative expenses increased only 4% in fiscal 2003 even as we experienced much higher revenue growth.

We will continue to grow our product offerings with a focus on elements that both differentiate our products from competitors and meet increasing customer demands in a constantly evolving and competitive industry. Our ability to serve broader markets with enterprise-level products and software will be key to our future success. We believe continued investment in sales and marketing and research and development is required in order to successfully penetrate new markets and customers and expand our offerings. The competition in our industry is strong and we must constantly work to reduce the cost of our existing products while retaining high quality standards and reliability. Certain entry-level products have been outsourced to third party manufacturers to allow us to take advantage of our suppliers’ economies of scale for our higher volume, lower margin products.

Since 1998, in addition to our increased investment in internal research and development, we have made four acquisitions that enabled us to acquire new technologies. These technologies include Storage Area Network (SAN) software, other proprietary hardware and software technology that allow users to deploy SANs, and disk-based data protection products for the open systems market. In addition to acquiring new technologies. The acquisitions allowed us to expand our operations in Europe, gained a global services organization, and added large libraries and proprietary software to our product offerings.

In October 2003, we announced the signing of a letter of intent to expand an existing outsource manufacturing relationship with Benchmark Electronics, Inc. to include a significant portion of our entry-level and workgroup tape automation product line. In connection with this expansion, which was completed in November 2003, we transferred to Benchmark approximately 150 team members associated with manufacturing, test and supply chain management for the transferred operations. Benchmark assumed the lease on our Redmond, Washington manufacturing facility and purchased inventory associated with the product line and property, plant and equipment related to the operation. In November 2003, these assets were transferred to Benchmark for $15.2 million in cash. There was no gain or loss recorded on this transaction.

Foreign currency gains or losses arise as a result of our operation of European subsidiaries, the functional currencies of which are the euro and British pound sterling. All assets are recorded in the functional currencies on the financial statements of these subsidiaries. Some U.S. dollar-denominated receivables and payables in these subsidiaries offset each other to reduce our exposure to transaction gains and losses. To the extent that these monetary assets and liabilities do not fully offset each other and the U.S. dollar exchange rate changes with respect to these currencies, transaction gains or losses may result. For large sales denominated in other currencies, we attempt to implement appropriate hedging strategies.

Fiscal Year 2003 Compared to 2002

Net Sales.    Net sales increased 26% during fiscal 2003 to $424.0 million from $337.6 million in fiscal 2002. The increase is due to higher sales to both OEM and branded customers. Annual growth rates of OEM and branded sales during fiscal 2003 were 35% and 18%, respectively. Revenue from OEM customers comprised 48% of sales in fiscal 2003 compared to 45% in fiscal 2002. ADIC branded revenues represented 52% of sales in fiscal 2003 compared to 55% in fiscal 2002. The growth in OEM sales is due to a combination of increasing penetration with existing products and the addition of new products. Branded sales have increased in all major geographical markets in fiscal 2003 compared to fiscal 2002. The majority of this growth came in sales of enterprise-level products and revenues from global services. Two customers accounted for fiscal 2003 revenues of $103.3 million (24%) and $96.1 million (23%). These same two customers accounted for fiscal 2002 revenues of $63.5 million (19%) and $86.2 million (26%).

Intelligent Storage Solutions™ (ISS) products, which include elements of our software and connectivity technology and are sold through both branded and OEM sales channels, represented 37% of sales in fiscal 2003 compared to 30% of sales in fiscal 2002. We believe that an increasing proportion of ISS sales, whether sold on a branded or OEM basis, will generally result in the likelihood of increasing gross margins as a percentage of sales, although this expected correlation may be overshadowed in any particular period by the specific mix of ISS products or other factors.

Net sales outside the United States accounted for 35% of our net sales in fiscal 2003 and 41% of our net sales in fiscal 2002. In fiscal 2002, a portion of our net sales outside the United States was due to an OEM customer for whom we maintained a revolver warehouse outside the United States. During fiscal 2003, all of the sales to this OEM customer shifted to a revolver warehouse within the United States, which caused a decline in the reported percentage of non-U.S. sales. This decline was partially offset by an increase in sales to European and Asian customers.

Cost of Sales.    Cost of sales was $292.1 million or 69% of net sales for fiscal 2003 compared to $245.8 million or 73% of net sales for fiscal 2002. Gross profit margins depend on a number of factors, including customer and product mix, fixed infrastructure costs, price competition and tape drive costs. For fiscal 2003, gross profit was $131.9 million or 31% of net sales compared to $91.8 million or 27% of net sales for fiscal 2002, an increase of 44% on a net sales increase of 26%. The increase in gross profit in fiscal 2003 compared to fiscal 2002 is primarily a result of the absolute dollar increase in branded sales, including revenue from higher margin enterprise-level products and software. This increase was partially offset by the increase in the proportion of OEM sales, which typically carry a lower gross margin than branded sales. We believe gross margin will continue to improve as our product mix continues to become more heavily weighted toward higher margin products that include elements of our proprietary storage management software and connectivity technology and as we leverage our outsourced manufacturing relationships to achieve reductions in product costs.

Sales and Marketing Expenses.    Sales and marketing expenses were $57.8 million or 14% of net sales for fiscal 2003 compared to $48.3 million or 14% of net sales for fiscal 2002. The absolute dollar increase is due to continued efforts to expand our sales and services channels in order to enter new markets and new customers and to support new product offerings. During fiscal 2004, we expect sales and marketing expenses to increase both domestically and in our European and other international markets as we focus on increased penetration of markets and customers and maintain our strategy of continuing to increase our sales of enterprise-level products and software.

General and Administrative Expenses.    General and administrative expenses were $24.0 million or 6% of net sales for fiscal 2003 compared to $23.2 million or 7% of net sales for fiscal 2002. The absolute dollar increase is attributable to an increase in overall compensation as a result of the Company meeting certain incentive compensation targets and continued investments in our infrastructure, partially offset by decreases in bad debt expense. In fiscal 2002, bad debt expense was $1.3 million, the majority of which was attributed to a single customer. We expect very modest growth in general and administrative expenses during fiscal 2004.

Research and Development Expenses.    Research and development expenses were $40.6 million for fiscal 2003 compared to $32.2 million for fiscal 2002. This represents a 26% increase in our investment in research and development over our prior fiscal year. In both years, research and development expenses were 10% of net sales. The increase in absolute dollars in fiscal 2003 reflects our strategy to maintain heavy investments in software and connectivity product development and relates to added personnel resources and additional spending related to new products. Additionally, in fiscal 2003 we recorded an increase in overall compensation as a result of incentive compensation. We believe that significant investments in research and development are required to remain competitive and to solidify our market position in intelligent storage solutions. We anticipate research and development spending to increase modestly in absolute dollars during fiscal 2004 as we continue to invest in new product development and enhancements to our current product lines. Further, we believe the potential for growth in the market for storage solutions is sufficient to justify continued growth in our investment in research and development.

Acquisition Expenses.    Expenses related to our acquisition of V-Stor were $1.5 million during fiscal 2002. These one-time acquisition charges related to acquired in-process research and development and compensation to V-Stor personnel.

Other Income.    Other income primarily consists of net gain on securities transactions, interest income and net foreign currency transaction gains. Other income was $6.0 million for fiscal 2003 compared to $11.9 million for fiscal 2002. Other income in fiscal 2003 includes a gain on securities transactions of $2.7 million, which primarily relates to conversion of one of our investments in a private company to cash and marketable equity securities, and the subsequent sale of the majority of those securities. In fiscal 2002, other income included a gain on marketable securities transactions of $8.2 million, which was offset by a $750,000 charge for impairment of an investment we held in a private technology company. The gains realized in fiscal 2002 consisted of gains from the sale of derivative financial instruments on securities we held for investment as well as the sale of marketable securities. Interest income for fiscal 2003 was $2.2 million compared to $3.6 million for fiscal 2002. The decrease in interest income in fiscal 2003 is the result of lower returns on cash and investment balances during the year. This decrease in interest income is partially offset by an increase in foreign currency transaction gains resulting from stronger European currencies. We expect a decline in other income in fiscal 2004, as we do not believe that we will experience the same level of gains on securities transactions as in fiscal 2003. Additionally, our net foreign currency transaction gains (losses) are impacted by fluctuations in the currency markets, and there is no assurance that we will experience the same types of gains on these transactions as in fiscal 2003.

Provision (Benefit) for Income Taxes.    We had income tax expense of $3.0 million in fiscal 2003 compared to income tax benefit of $3.1 million in fiscal 2002. In fiscal 2003 we had an effective tax expense of 19% and in fiscal 2002 we had an effective tax benefit of 200%. The relatively low tax rate in fiscal 2003 reflects the tax benefits of our credit for research and development spending, our extraterritorial income exclusion and non-taxable interest income, and such rate is not expected to be sustainable as profitability increases. It is reasonable to anticipate that our long-term tax rate will be closer to statutory rates. As a result of our near breakeven taxable income in 2002, taxes paid in various federal, state and international jurisdictions were exceeded by the tax benefits related to the three items described above.

Fiscal Year 2002 Compared to 2001

Net Sales.    Net sales decreased 7% during fiscal 2002 to $337.6 million from $364.7 million in fiscal 2001. The decrease was primarily attributable to reduced sales of entry-level products. Revenue from OEMs was $150.2 million or 44% of total revenue for fiscal 2002 and $154.3 million or 42% of total revenue for fiscal 2001. OEM sales remained relatively flat in fiscal 2002 as the decrease in revenue from entry-level products was offset by an increase in revenue from our Scalar product family. Sales to branded customers decreased in fiscal 2002 to $187.4 million from $210.4 million in fiscal 2001. This decline in branded revenue was primarily due to the shift in sales of small and mid-size libraries to OEMs and weak market conditions. This decline was partially offset by an increase in revenue from global services. Two customers accounted for fiscal 2002 revenues of $86.2 million (26%) and $63.5 million (19%). These same two customers accounted for fiscal 2001 revenues of $85.8 million (24%) and $60.1 million (16%). ISS represented 30% of sales in fiscal 2002 compared to 17% of sales in fiscal 2001.

Net sales outside the United States accounted for 41% of our net sales in fiscal 2002 and 51% of our net sales in fiscal 2001. In fiscal 2001, a significant portion of our net sales outside the United States was due to an OEM customer for whom we maintained a revolver warehouse outside the United States. During fiscal 2002, a significant amount of sales to this OEM customer shifted to a revolver warehouse within the United States, which caused a decline in the reported percentage of non-U.S. sales.

Cost of Sales.    Cost of sales was $245.8 million or 73% of net sales for fiscal 2002 compared to $258.9 million or 71% of net sales for fiscal 2001. Our quarterly gross profit margins increased sequentially throughout fiscal year 2002. Our gross margin in the fourth quarter of fiscal 2002 was $24.8 million on $84.2 million of net sales compared to a gross margin of $23.8 million on $96.7 million of net sales in the first quarter of fiscal 2002. This increase in margin in the fourth quarter was primarily due to a decrease in the percentage of total sales attributable to OEMs. OEM sales in the fourth quarter were 42% versus 50% of total sales in the first quarter of fiscal 2002. Additionally, margins increased as our sales mix shifted towards ISS related revenue. An increase in fixed costs associated with our investment in our infrastructure, including our global information system and our facilities, had an offsetting impact to the trend in margin improvement.

Sales and Marketing Expenses.    Sales and marketing expenses were $48.3 million or 14% of net sales for fiscal 2002 compared to $43.7 million or 12% of net sales for fiscal 2001. The dollar and percentage increases were due to continued efforts to expand our sales and services channels to support new product offerings and improve market penetration with our more complex enterprise-level products.

General and Administrative Expenses.    General and administrative expenses were $23.2 million or 7% of net sales for fiscal 2002 compared to $20.0 million or 5% of net sales for fiscal 2001. The dollar and percentage increases were due to continued investment in our infrastructure, including our global information system, as well as increases in recession-related costs such as bad debt and severance expense. In fiscal 2002, bad debt expense was $1.3 million, the majority of which was attributed to a single customer.

Research and Development Expenses.    Research and development expenses were $32.2 million or 10% of net sales for fiscal 2002 compared to $27.8 million or 8% of net sales for fiscal 2001. The increase in percentage and absolute dollars in fiscal 2002 reflected our strategy to maintain heavy investments in software and connectivity product development and related to added personnel resources and additional spending related to new products.

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

Other Income.    Other income primarily consisted of interest income, gain (loss) on securities transactions and net foreign currency transaction gains. Other income was $11.9 million for fiscal 2002 compared to $819,000 for fiscal 2001. Other income in fiscal 2002 included a gain on marketable securities transactions of $8.2 million, which was offset by a $750,000 charge for impairment of an investment we held in a private technology company. In fiscal 2001, other income included an $8.1 million write down of our strategic investment portfolio, offset by a gain on marketable securities transactions of $1.6 million. Interest income for fiscal 2002 was $3.6 million compared to $7.6 million for fiscal 2001. The decrease in interest income was the result of lower returns on cash and investment balances during fiscal 2002. This decrease in interest income was partially offset by an increase in foreign currency transaction gains resulting from stronger European currencies.

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

Liquidity and Capital Resources

Cash flows provided by operating activities were $16.0 million for fiscal 2003 and $40.0 million for fiscal 2002. Cash flows used in operating activities were $35.6 million for fiscal 2001. In fiscal 2003, operating cash was provided by net income, depreciation and amortization and increases in accounts payable, accrued liabilities and advance payments from customers. In fiscal 2003, operating cash was used to fund increases in accounts receivable, inventories and service parts for maintenance. Accounts payable and accrued liabilities have increased primarily due to the timing of payments. Accounts receivable has increased primarily due to increased sales and the timing of such sales, and inventories and service parts for maintenance have increased as we’ve launched both new products and existing products into new channels. The increase in advance payments from customers is due to increased sales of service contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the service period, and certain software licenses that require deferral under generally accepted accounting principles. In fiscal 2002, operating cash was provided by depreciation and amortization, decreases in accounts receivable and inventories, an increase in advance payments from customers, and income tax refunds. In fiscal 2002, cash from operations was used to invest in additional service parts for maintenance. In addition, gains on securities transactions in fiscal 2002 were included as a component of cash flow provided by operating activities. In fiscal 2001, operating cash was used for payment of charges related to the Crossroads settlement costs and acquisition expenses of $17.0 million and $8.1 million, respectively. Additionally, in fiscal 2001, operating cash was used to fund increases in accounts receivable, inventories, and service parts for maintenance and was offset by depreciation and amortization and other allowances. Inventories decreased in fiscal 2002 as we entered into certain vendor-managed inventory programs, under which ownership transfers at the time we take possession of inventory in the manufacturing process. In fiscal 2001, inventories increased to support both new products and new channels. As in fiscal 2003, the increases in service parts for maintenance during fiscal 2002 and 2001 related to new product offerings as well as maintenance of our increasing installed base of existing solutions. The increase in advance payments from customers during fiscal 2002 was, like fiscal 2003, due to increased sales of service contracts.

Cash flows provided by investing activities were $7.4 million for fiscal 2003. Cash flows used in investing activities were $41.1 million for fiscal 2002 and $4.8 million for fiscal 2001. During fiscal 2003, we received proceeds of $38.6 million from certain securities transactions, primarily the sale of marketable equity securities and maturities of marketable debt securities. These proceeds were offset by purchases of marketable securities of $16.5 million during fiscal 2003. Capital expenditures were $14.3 million during fiscal 2003 and were comprised primarily of computer hardware and software for our global information technology infrastructure and tooling and equipment related to new product introductions. During fiscal 2002, proceeds of $41.9 million were received on sales of marketable securities and covered calls on shares owned by us and were offset by purchases of marketable securities of $52.8 million. Fiscal 2002 capital expenditures were $26.9 million and consisted primarily of computer hardware and software associated with the global implementation of a Customer Relationship Management information system and the worldwide rollout of our North American Enterprise Resource Planning information system, leasehold improvements purchased for our new Englewood, Colorado facility and tooling and equipment related to new product introductions. During fiscal 2001, proceeds of $15.8 million were received on sales of certain marketable securities and covered calls on shares owned by us. Capital expenditures were $20.1 million during fiscal 2001 and were comprised primarily of manufacturing and engineering equipment along with purchases of computer hardware and software. Fiscal 2003, 2002 and 2001 investing activities include purchases of non-marketable investments in non-public technology businesses of $500,000, $3.3 million and $500,000, respectively.

Cash flows provided by financing activities were $5.1 million for fiscal 2003 and $1.1 million for fiscal 2001. Cash flows used in financing activities were $3.5 million for fiscal 2002. In fiscal 2003 we borrowed $781,000 on a credit line from a German bank, which we repaid in full during the same year. We repurchased $697,000, $7.9 million and $299,000 of our common stock in fiscal 2003, 2002 and 2001, respectively. Proceeds from the issuance of common stock under our Stock Purchase Plan and the exercise of stock options and warrants were $8.4 million, $6.5 million and $3.6 million in fiscal 2003, 2002 and 2001, respectively. Offsetting the above proceeds in all three years were certain payments on bank credit lines and long-term debt, which were $3.4 million, $2.2 million and $2.2 million in fiscal 2003, 2002 and 2001, respectively. As of October 31, 2003, our debt primarily consists of a loan payable to a German bank that we intend to repay in full no later than the June 2009 due date.

At October 31, 2003, our cash and cash equivalents totaled $180.4 million, up from $150.7 million at October 31, 2002. Our cash and cash equivalents and marketable securities totaled $201.2 million and $182.8 million at October 31, 2003 and 2002, respectively. Our working capital, the difference between current assets and current liabilities, was $276.4 million at October 31, 2003 compared to $231.7 million at October 31, 2002. The ratio of current assets to current liabilities was 3.9 to 1 and 4.3 to 1 at October 31, 2003 and 2002, respectively.

The following table summarizes our contractual cash commitments as of October 31, 2003:

	Payments Due During Fiscal Years Ended October 31,
	Total	2004	2005-2006	2007-2008	Thereafter
	(In thousands)
Operating leases	$25,669	$5,002	$8,624	$5,681	$6,362
Long-term debt	1,159	192	398	434	135

Total contractual cash obligations	$26,828	$5,194	$9,022	$6,115	$6,497

The amounts above exclude rents for a manufacturing facility in Redmond, Washington. We terminated this lease in November 2003 in connection with the Benchmark transaction described in the General section above. Included in the operating lease amounts above are the cash commitments related to a liability recorded in fiscal 2001 to reflect the anticipated costs to exit a facility. During fiscal 2002 and 2003, we incurred exit costs of $677,000 and $633,000, respectively. These costs reduced the liability to $1,641,000 and $1,008,000 at October 31, 2002 and 2003, respectively.

Other commitments not included in the contractual cash commitments summary above include funding of an investment in a venture capital fund; a potential payment that could be due upon terminating a contract with a certain supplier; and relocation costs associated with the Benchmark transaction. These commitments are discussed in detail in Note 17 to the Consolidated Financial Statements. Our October 31, 2003 balance sheet includes liabilities for our long-term debt and the anticipated exit costs accrued during fiscal 2001. None of the other commitments mentioned above require accrual at October 31, 2003. We had no other material or unusual commitments as of October 31, 2003.

Based on our strong cash position, anticipated profitable operations and planned expenditures, we believe that our existing cash and cash equivalents, marketable securities, debt capacity and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. In addition, we have made and expect to continue to make investments in companies with whom we have identified potential synergies.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer agreements, sales returns, bad debts, inventories, service parts for maintenance, warranty costs, investments, intangible assets, acquired in-process technology and deferred income taxes. We base our estimates on a combination of specifically identified items we are aware of, historical trends, our expectations of the future and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 1 to our Consolidated Financial Statements for a detailed summary of all our significant accounting policies and recent accounting pronouncements that apply to us.

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

We value our service parts for maintenance at the lower of amortized cost or market. Amortization of the aggregate service parts is computed on the straight-line method over the estimated useful life of three to seven years. Should the technology or our customers’ service needs change and cause a decrease in the estimated useful lives of such service parts, additional write-downs would be required.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Upon our adoption of SFAS 142 in the first quarter of fiscal 2003, we ceased amortizing goodwill and performed an initial review for impairment. Goodwill impairment will be reviewed annually thereafter, or more frequently when indicators of impairment are present. We did not record an impairment charge based on this initial review or our annual review performed during the third quarter of fiscal 2003. Other intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over the estimated useful lives of the assets, which range from 30 months to seven years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.

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

Currently, approximately two-thirds of our total international sales are denominated in U.S. dollars. The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $1.8 million and $931,000 decrease in income before provision (benefit) for income taxes during fiscal 2003 and 2002, respectively. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries.

At October 31, 2003, we had fixed rate debt of $1.2 million at 4.4% from a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at October 31, 2003.

Item 8.    Index to Consolidated Financial Statements

R EPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Advanced Digital Information Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Advanced Digital Information Corporation and its subsidiaries at October 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, effective November 1, 2002, the Company changed its method of accounting for goodwill as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.”

As described in Note 1 to the consolidated financial statements, effective August 1, 2003, the Company changed its method of accounting for multiple deliverable revenue arrangements as required by Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 22, 2004

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,
	2002	2003
	(In thousands,
	except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$150,741	$180,401
Accounts receivable, net of allowances of $1,379 in 2002 and $1,435 in 2003	71,383	100,391
Inventories, net	32,296	35,736
Short-term marketable securities	24,878	20,788
Assets held for sale	—	12,384
Prepaid expenses and other	2,245	2,356
Income taxes receivable	6,305	5,520
Deferred income taxes	13,250	13,638

Total current assets	301,098	371,214
Property, plant and equipment, net	48,722	45,505
Service parts for maintenance, net	22,936	28,427
Deferred income taxes	3,347	—
Long-term marketable securities	7,221	—
Investments	10,928	3,728
Intangible and other assets	4,885	4,298

	$399,137	$453,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,126	$45,159
Accrued liabilities	11,668	19,653
Deferred revenue	20,343	29,848
Bank lines of credit and current portion of long-term debt	2,282	192

Total current liabilities	69,419	94,852
Deferred income taxes	—	2,507
Long-term debt	984	967
Commitments
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 63,700,832 issued and outstanding at October 31, 2003 (61,874,990 in 2002)	222,687	234,190
Retained earnings	108,159	120,650
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(1,887)	(42)
Unrealized investment gains (losses)	(225)	48

Total shareholders’ equity	328,734	354,846

	$399,137	$453,172

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2001	2002	2003
	(In thousands, except for per share data)
Net sales	$364,681	$337,599	$423,998
Cost of sales	258,893	245,832	292,121
Pathlight acquisition costs	4,109	—	—

Gross profit	101,679	91,767	131,877

Operating expenses:
Sales and marketing	43,704	48,307	57,777
General and administrative	19,960	23,172	24,015
Research and development	27,763	32,230	40,609
Crossroads settlement costs	16,974	—	—
Acquisition expenses	8,837	1,475	—

	117,238	105,184	122,401

Operating profit (loss)	(15,559)	(13,417)	9,476

Other income (expense):
Interest income	7,550	3,567	2,198
Gain (loss) on securities transactions, net	(6,508)	7,482	2,722
Foreign currency transaction gains, net	106	1,094	1,569
Other	(329)	(279)	(454)

	819	11,864	6,035

Income (loss) before provision (benefit) for income taxes	(14,740)	(1,553)	15,511

Provision (benefit) for income taxes:
Current	1,842	(7,202)	(2,495)
Deferred	(5,750)	4,089	5,515

	(3,908)	(3,113)	3,020

Net income (loss)	$(10,832)	$1,560	$12,491

Basic net income (loss) per share	$(0.18)	$0.03	$0.20

Diluted net income (loss) per share	$(0.18)	$0.02	$0.20

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended October 31, 2001, 2002 and 2003

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(In thousands)
Balance at October 31, 2000	59,028	$214,876	$117,431	$(5,821)	$326,486
Shares repurchased	(30)	(299)	—	—	(299)
Purchases under Stock Purchase Plan	156	1,852	—	—	1,852
Exercise of stock options, including tax benefit of $2,963	2,563	4,518	—	—	4,518
Exercise of warrants	157	155	—	—	155
Other equity transactions	60	297	—	—	297
Comprehensive income (loss):
Net loss	—	—	(10,832)	—	—
Unrealized investment gains:
Unrealized investment gains, net of tax of $4,606	—	—	—	8,554	—
Reclassification adjustment: gain included in net income, net of tax of $381	—	—	—	(708)	—
Foreign currency translation adjustment, net of tax of $244	—	—	—	453	—
Total comprehensive loss	—	—	—	—	(2,533)

Balance at October 31, 2001	61,934	221,399	106,599	2,478	330,476
Shares repurchased	(1,294)	(7,863)	—	—	(7,863)
Purchases under Stock Purchase Plan	286	1,943	—	—	1,943
Exercise of stock options, including tax benefit of $2,607	898	7,065	—	—	7,065
Exercise of warrants	106	143	—	—	143
Cancellation of Pathlight escrow shares	(55)	—	—	—	—
Comprehensive income (loss):
Net income	—	—	1,560	—	—
Unrealized investment gains (losses):
Unrealized investment losses, net of tax of $1,410	—	—	—	(2,618)	—
Reclassification adjustment: gain included in net income, net of tax of $1,285	—	—	—	(2,387)	—
Foreign currency translation adjustment, net of tax of $223	—	—	—	415	—
Total comprehensive loss	—	—	—	—	(3,030)

Balance at October 31, 2002	61,875	222,687	108,159	(2,112)	328,734
Shares repurchased	(113)	(697)	—	—	(697)
Purchases under Stock Purchase Plan	422	2,329	—	—	2,329
Exercise of stock options, including tax benefit of $3,844	1,512	9,866	—	—	9,866
Exercise of warrants	5	5	—	—	5
Comprehensive income (loss):
Net income	—	—	12,491	—	—
Unrealized investment gains (losses):
Unrealized investment gains, net of tax of $60	—	—	—	111	—
Reclassification adjustment: loss included in net income, net of tax of $87	—	—	—	162	—
Foreign currency translation adjustment, net of tax of $993	—	—	—	1,845	—
Total comprehensive income	—	—	—	—	14,609

Balance at October 31, 2003	63,701	$234,190	$120,650	$6	$354,846

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2001	2002	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(10,832)	$1,560	$12,491
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,084	16,815	21,014
Allowance for doubtful accounts receivable	466	1,258	14
Inventory obsolescence	3,170	4,173	4,334
Acquired in-process research and development	—	1,200	—
(Gain) loss on securities transactions	6,508	(7,482)	(2,722)
Deferred income taxes	(4,748)	4,279	5,323
Tax benefit from exercise of stock options	2,963	2,607	3,844
Assets retired	1,613	17	131
Change in assets and liabilities:
Accounts receivable	(12,490)	9,807	(29,041)
Inventories	(7,144)	6,585	(15,467)
Prepaid expenses and other	(46)	(436)	(51)
Service parts for maintenance	(11,297)	(10,210)	(9,865)
Accounts payable	4,659	683	9,282
Accrued liabilities	(8,846)	(1,369)	7,228
Income taxes	(17,015)	3,306	848
Deferred revenue	4,390	7,234	8,656

Net cash provided by (used in) operating activities	(35,565)	40,027	16,019

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,055)	(26,932)	(14,296)
Purchase of marketable securities	—	(52,812)	(16,478)
Proceeds from securities transactions	15,802	41,875	38,630
Purchase of other investments	(500)	(3,259)	(500)

Net cash provided by (used in) investing activities	(4,753)	(41,128)	7,356

Cash flows from financing activities:
Repayment of short-term and long-term debt	(2,195)	(2,227)	(3,373)
Proceeds from short-term borrowings	—	—	781
Repurchase of common stock	(299)	(7,863)	(697)
Proceeds from issuance of common stock for stock options, stock warrants and Stock Purchase Plan	3,562	6,544	8,356

Net cash provided by (used in) financing activities	1,068	(3,546)	5,067

Effect of exchange rate changes on cash	256	114	1,218

Net increase (decrease) in cash and cash equivalents	(38,994)	(4,533)	29,660
Cash and cash equivalents at beginning of period	194,268	155,274	150,741

Cash and cash equivalents at end of period	$155,274	$150,741	$180,401

Supplemental Disclosure of Cash Flow Information

	Years Ended October 31,
	2001	2002	2003
	(In thousands)
Cash paid during the period for:
Interest	$311	$292	$211
Income taxes	$14,770	$675	$734
Non-cash investing activity:
Conversion of cost basis investment into marketable securities	$—	$—	$6,350

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

Nature of Operations

ADIC provides intelligent storage solutions for the open systems marketplace. Along with our value-added resellers (VARs), distributors, OEM partners and end-user customers, we incorporate our proprietary hardware, software and connectivity products, as well as our service and support expertise, with third-party hardware and software products to deliver reliable, flexible and scalable storage solutions. Our storage solutions are designed to enable a broad range of business and governmental organizations manage, access and protect their large-scale data more effectively. We sell our products on a global basis.

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

Estimates that are particularly susceptible to significant change in the near term are the adequacy of the allowances for doubtful accounts receivable, sales returns, inventory obsolescence and warranty costs; reductions to revenue for specifically-identified customer agreements; the net book value of service parts for maintenance; the valuation of our deferred tax assets; the net realizable value of equity interests in private companies; the net realizable value of goodwill and other intangible assets and the allocation of purchase price and estimated valuation of acquired developed technology and acquired in-process technology.

Revenue Recognition

We rely on multiple distribution channels; our customers may be VARs, distributors, OEMs or end users. Revenue from product sales is recognized in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements, and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” We adopted EITF 00-21 in August 2003. Under these pronouncements, we recognize revenue from product sale upon shipment provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining and collection of the resulting receivable is reasonably assured.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain distributors have the right, on a quarterly basis, to return products according to a stock rotation policy. Typically, the value of the products returned cannot exceed 10% of the previous quarter’s purchases, and the products returned must be new and in sealed cartons. Some of our agreements with distributors require that these returns be accompanied by offsetting orders of commensurate value.

Revenue from software sales is recognized when the criteria of Statement of Position No. 97-2, “Software Revenue Recognition” have been met. These criteria include persuasive evidence of an arrangement, delivery of the software, a fixed and determinable fee, probable collection and vendor-specific objective evidence of fair value for undelivered elements. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction.

Revenue from sales of services is recognized when services are performed and billable, except for extended service and postcontract customer support agreements. Revenue under these agreements is deferred and recognized ratably over the life of the agreement.

Warranty Expense

For our products, parts and labor are covered under warranty for periods between three months and three years. A provision for labor costs related to warranty expense is recorded when revenue is recognized. We hold service parts for maintenance that are used to service our warranties and extended service contracts. The aggregate cost of these parts is amortized over the estimated useful life of three to seven years. With respect to drives and tapes used in our products but manufactured by a third party, we provide to the customer a warranty on such drives and tapes that is substantially equivalent to the warranty provided by the manufacturer.

Changes in our accrued warranty balance for the year ended October 31, 2003 are as follows:

Balance at October 31, 2002	$4,225
Accruals for warranties issued	6,162
Settlements during the period	(4,906)

Balance at October 31, 2003	$5,481

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping Costs

The cost of shipping product to customers is included in cost of sales. Freight charged to customers is included in net sales.

Advertising Expense

Advertising expense includes costs associated with direct marketing, telemarketing, trade shows, promotions, and public relations. These costs are expensed as incurred. Advertising expense for the years ended October 31, 2001, 2002 and 2003 was $6,600,000, $7,168,000 and $7,360,000, respectively.

Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. These costs include expenditures for team member compensation, materials used in the development effort, facilities and other internal costs, as well as expenditures for third party professional services.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. Marketable securities are carried at fair value, which is based on quoted market prices. The fair value of our investments in marketable securities is greater than cost at October 31, 2003 and less than cost at October 31, 2002. The carrying value of our long-term debt approximates fair value.

Concentrations

Our products are concentrated in the data storage solutions industry, which is highly competitive and rapidly changing. Significant technological changes in the industry could affect operating results adversely. Our inventories include devices and components that may be subject to rapid technological obsolescence. While we have programs to minimize the required inventories on hand and consider technological obsolescence in estimating required allowances, such estimates could change in the future. Additionally, we depend on a limited number of third-party manufacturers to supply us with our devices, components and entry-level libraries. In many cases, specific versions of these components, devices and libraries are customized and are available only from a single supplier. Therefore, loss of certain suppliers could disrupt operations. We attempt to mitigate these risks by working closely with and performing financial reviews of key and strategic suppliers and purchasing business interruption insurance where appropriate.

We sell products to customers in a wide variety of industries on a worldwide basis. In countries or industries where we are exposed to material credit risk, we require collateral, including cash deposits, letters of credit and/or credit insurance, prior to the completion of a transaction. We do not believe there is a credit risk beyond that provided for in the financial statements in the ordinary course of business.

We primarily sell our products through third-party resellers and OEMs. Total sales to Dell and IBM, our two largest customers, include OEM sales as well as sales of ADIC branded product. Dell and IBM

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for fiscal 2003 revenues of $103,317,000 (24%) and $96,118,000 (23%), respectively. These two customers accounted for fiscal 2002 revenues of $63,518,000 (19%) and $86,211,000 (26%), respectively, and fiscal 2001 revenues of $60,113,000 (16%) and $85,807,000 (24%), respectively. These two customers represented 49% and 52% of accounts receivable at October 31, 2003 and 2002, respectively.

We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all outstanding accounts receivable. Allowance for doubtful accounts receivable for the years ended October 31, 2001, 2002 and 2003 are as follows:

	Balance at Beginning of Year	Additions Charged to Income*	Deductions*	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts receivable:
2001	$1,864	$466	$578	$1,752
2002	1,752	1,258	1,631	1,379
2003	1,379	14	(42)	1,435

*	Deductions represent amounts written off against the allowance, net of recoveries. During fiscal 2002, the write off of a single customer balance accounted for $1,239,000 of the deduction. During fiscal 2003, due to strong collection activity, our accounts receivable customer balances were very current and contributed to a lower allowance as a percentage of accounts receivable than we have historically recorded.

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

	October 31, 2002	October 31, 2003
	(In thousands)
Cash	$96,191	$95,447
Marketable debt securities	54,550	84,954

	$150,741	$180,401

Cash equivalents exclude marketable debt securities with maturities of greater than three months at the date of purchase. These securities are classified as marketable securities and are described in Note 3.

Marketable Securities

At times we invest in certain marketable debt and equity securities. Equity securities consist of stock in U.S. companies that operate in areas within our strategic focus. Debt securities consist of investment-grade government and commercial securities purchased in accordance with our cash

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We evaluate the need for inventory allowances associated with obsolete, slow-moving and nonsalable inventory by reviewing current transactions and forecasted product demand. Allowance for excess and obsolete inventory for the years ended October 31, 2001, 2002 and 2003 are as follows:

	Balance at Beginning of Year	Additions Charged to Income	Deductions*	Balance at End of Year
	(In thousands)
Allowance for inventory obsolescence:
2001	$6,030	$3,170	$1,812	$7,388
2002	7,388	4,173	848	10,713
2003	10,713	4,334	1,028	14,019

*	Deductions represent amounts written off against the allowance, net of recoveries.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, except for property, plant and equipment of acquired entities which has been reduced for certain negative goodwill associated with their acquisition in fiscal 1998. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: machinery and equipment and office equipment, including purchased software, three to ten years; leasehold improvements, the life of the lease. Expenditures for maintenance and repairs are expensed as incurred. Gains and losses from disposal in the amount of the difference between any proceeds received from the sale of property, plant and equipment and net book value of the asset disposed are recorded in income.

Long-Lived Assets

We evaluate the recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When we determine that the carrying amount of long-lived assets may not be recoverable, we assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management to be commensurate with the risk inherent in the business. We have not recorded any material impairment losses.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service Parts for Maintenance

Service parts for maintenance are valued at cost. Amortization of the aggregate service parts is computed on the straight-line method over the estimated useful life of three to seven years.

Intangible Assets

Intangible assets resulting from past acquisitions include developed technology, core technology, non-compete agreements and goodwill, which were recorded at their fair value. On November 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which requires us to discontinue amortization of goodwill. As required by SFAS 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. In applying these criteria, we transferred net assembled workforce from intangible assets to goodwill in the first quarter of fiscal 2003. During the first quarter, we completed the assessment for impairment of goodwill required upon implementation of SFAS 142 and concluded that goodwill was not impaired. We are required to perform goodwill impairment tests on an annual basis or when indicators of impairment exist. We performed our annual goodwill impairment test in the third quarter of fiscal 2003 and concluded that goodwill was not impaired. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Intangible assets other than goodwill are amortized over the periods estimated to be benefited as follows: developed technology, three years; core technology, seven years; non-compete agreements, 30 months.

The following table presents net income (loss) and net income (loss) per share for the years ended October 31, 2001, 2002 and 2003 on a pro forma basis as if SFAS 142 had been adopted on November 1, 2000:

	Years Ended October 31,
	2001	2002	2003
	(In thousands, except
	for per share data)
Net income (loss), as reported	$(10,832)	$1,560	$12,491
Add back: amortization of goodwill (including assembled workforce), net of tax	291	282	—

Pro forma net income (loss)	$(10,541)	$1,842	$12,491

Basic net income (loss) per share:
As reported	$(0.18)	$0.03	$0.20
Pro forma	$(0.17)	$0.03	$0.20
Diluted net income (loss) per share:
As reported	$(0.18)	$0.02	$0.20
Pro forma	$(0.17)	$0.03	$0.20

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

Foreign Currency Transactions and Forward Contracts

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change. In addition, we may enter into foreign currency forward contracts to hedge transactions which are not otherwise offset. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method, and are typically three months or less in length. There were no outstanding contracts at October 31, 2002 or 2003.

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

Stock-based Compensation

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” No stock-based compensation cost is reflected in net income (loss), as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation,” our net income (loss) and basic and diluted net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Years Ended October 31,
	2001	2002	2003
	(In thousands, except for per share data)
Net income (loss), as reported	$(10,832)	$1,560	$12,491
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(12,727)	(8,990)	(6,663)

Pro forma net income (loss)	$(23,559)	$(7,430)	$5,828

Basic net income (loss) per share:
As reported	$(0.18)	$0.03	$0.20
Pro forma	$(0.39)	$(0.12)	$0.09
Diluted net income (loss) per share:
As reported	$(0.18)	$0.02	$0.20
Pro forma	$(0.39)	$(0.12)	$0.09

The options granted during fiscal 2001, 2002 and 2003 expire between five and ten years after the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted during the fiscal years presented:

	Years Ended October 31,
	2001	2002	2003
Weighted average risk free interest rates	4.58%	3.93%	3.45%
Expected dividend yield	0%	0%	0%
Expected volatility	83%	82%	80%
Expected lives (in years)	4.0	4.7	6.0

The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value. The weighted average grant date fair value of options, applying the Black-Scholes option pricing model, granted in fiscal years 2001, 2002 and 2003 was $10.17, $5.71 and $6.24, respectively.

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

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that our company operates in one segment providing hardware and software data storage solutions to the open systems marketplace.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement primarily addresses the accounting and disclosure for goodwill and intangible assets subsequent to their acquisition. SFAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives no longer be limited to forty years. We adopted SFAS 142 on November 1, 2002, and the required disclosures are included in Notes 1 and 8. The adoption of this statement has not had a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of the guarantee. In addition, FIN 45 requires disclosures about the guarantees that a company has issued, including a rollforward of the company’s product warranty liabilities. We are required to apply the recognition provisions of FIN 45 prospectively to any guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 were effective for us beginning in first quarter of fiscal 2003 and are included in Note 1. The provisions of FIN 45 have not had a significant impact on our financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in interim periods beginning after June 15, 2003 and were adopted by us during the fourth quarter of fiscal 2003. This accounting pronouncement has not had a significant impact on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement became effective for us beginning in the second quarter of fiscal 2003, and the required disclosures are included in Note 1. We do not currently have plans to voluntarily change to the fair value method of accounting for our stock-based compensation, but we will continue to assess new accounting guidance on this topic as it is issued.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities and results of operations of a VIE need to be included in a company’s financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 were effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

46 were required to be adopted at the beginning of the first interim period ending after December 15, 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity, now be classified as liabilities. These financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares. SFAS 150 also requires additional disclosures about alternative ways of settling these types of instruments and the capital structure of entities. Most of the provisions of SFAS 150 were effective for all financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. This accounting pronouncement has not had a significant impact on our financial position or results of operations.

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

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.    Investments in Marketable Securities and Other Investments

We classify all of our marketable securities as available-for-sale because we intend to maintain a liquid portfolio to take advantage of investment opportunities. The cost, fair value and unrealized gains and losses of marketable securities are summarized as follows:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
October 31, 2002:
U.S. government and agency obligations	$9,803	$135	$—	$9,938
Municipal obligations	9,075	—	(15)	9,060
Corporate obligations	12,800	46	—	12,846
Equity securities	767	—	(512)	255

	$32,445	$181	$(527)	$32,099

October 31, 2003:
U.S. government and agency obligations	$4,007	$44	$—	$4,051
Municipal obligations	13,332	13	—	13,345
Corporate obligations	3,214	15	—	3,229
Equity securities	161	2	—	163

	$20,714	$74	$—	$20,788

Consistent with our investment policy, investment maturities do not exceed 24 months at the date of purchase. All marketable debt securities have maturities of less than one year as of October 31, 2003.

During fiscal 2001, 2002 and 2003, we sold certain current marketable securities and realized gains and losses as follows:

	Realized Gains	Realized Losses	Net Gains
	(In thousands)
2001	$1,089	$—	$1,089
2002	3,675	(3)	3,672
2003	1,738	(249)	1,489

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

From time to time, we make other strategic investments that are accounted for under the cost method. We review these non-marketable investments on a regular basis to determine if there has

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability. In fiscal 2001 and 2002, we wrote down our strategic investment portfolio by $8,050,000 and $750,000, respectively, to reflect such impairment and recorded these write-downs as a component of our net gain on securities transactions. We did not record any write downs during fiscal 2003. In November 2002, one of our strategic investments was converted to cash and marketable equity securities with a combined value of $8,351,000, and we recorded a gain on securities transactions of $651,000. During the remainder of fiscal 2003, we received additional shares of marketable equity securities under an earnout provision and recorded additional gains on securities transactions of $582,000 upon the receipt of these shares.

4.    Inventories

Inventories are comprised of the following:

	October 31, 2002	October 31, 2003
	(In thousands)
Finished goods	$26,225	$30,858
Work-in-process	140	622
Raw materials	16,644	18,275

	43,009	49,755
Allowance for inventory obsolescence	(10,713)	(14,019)

	$32,296	$35,736

5.    Assets Held for Sale

In October 2003, we announced the signing of a letter of intent to expand an existing outsource manufacturing relationship with Benchmark Electronics, Inc. to include a significant portion of our entry-level and workgroup tape automation product line. In connection with this expansion, which was completed in November 2003, we transferred to Benchmark approximately 150 team members associated with manufacturing, test and supply chain management for the transferred operations. Benchmark assumed the lease on our Redmond, Washington manufacturing facility and purchased inventory associated with the product line and property, plant and equipment related to the operation. Assets held for sale at October 31, 2003 relate to this transaction and are comprised of the following:

Amount
(In thousands)
Inventories	$8,454
Property, plant and equipment	4,052
Less: accrued liabilities	(122)

$12,384

The amounts above represent the book value of these items as of October 31, 2003. No write down to fair value was necessary. In November 2003, the net assets were transferred to Benchmark for $15,177,000 in cash, which was equal to the book value of the net assets sold on the date of transfer and no gain or loss was recorded. This purchase price exceeded the amount of assets held for sale as of October 31, 2003 primarily due to the fact that certain inventory purchased during November 2003 was sold to Benchmark.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 31, 2002	October 31, 2003
	(In thousands)
Land and building	$966	$1,141
Machinery and equipment	31,127	31,593
Office equipment, including purchased software	28,113	33,146
Leasehold improvements	9,188	5,766

	69,394	71,646
Accumulated depreciation and amortization	(20,672)	(26,141)

	$48,722	$45,505

Depreciation and amortization expense was $6,748,000, $10,627,000 and $14,675,000 in fiscal 2001, 2002 and 2003, respectively.

7.    Service Parts for Maintenance

Service parts for maintenance consists of the following:

	October 31, 2002	October 31, 2003
	(In thousands)
Service parts for maintenance	$38,481	$49,351
Accumulated amortization	(15,545)	(20,924)

	$22,936	$28,427

Amortization expense was $4,828,000, $4,874,000 and $5,721,000 in fiscal 2001, 2002 and 2003, respectively.

8.    Intangible and Other Assets

Intangible and other assets consists of the following:

	October 31, 2002			October 31, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(In thousands)			(In thousands)
Developed technology	$980	$(925)	$55	$—	$—	$—
Core technology	3,804	(1,675)	2,129	3,804	(2,218)	1,586
Assembled workforce	147	(139)	8	—	—	—
Non-compete agreements	50	(12)	38	50	(32)	18
Goodwill	3,706	(1,118)	2,588	3,853	(1,257)	2,596
Other assets	67	—	67	98	—	98

	$8,754	$(3,869)	$4,885	$7,805	$(3,507)	$4,298

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Developed technology became fully amortized during fiscal 2003. We recorded intangible amortization expense of $1,508,000, $1,314,000 and $618,000 in fiscal 2001, 2002 and 2003, respectively. Total expected future amortization related to intangible assets is provided in the following table:

Year Ended October 31,	Amortization
(In thousands)
2004	$562
2005	543
2006	499

9.    Accrued Liabilities

Accrued liabilities are comprised of the following:

	October 31, 2002	October 31, 2003
	(In thousands)
Accrued payroll and related liabilities	$5,407	$11,707
Warranties	4,225	5,481
Taxes, other than income	270	920
Other	1,766	1,545

	$11,668	$19,653

10.    Credit Agreements and Long-term Debt

Credit Agreements

We had borrowings under two operating lines provided by German banks that were repaid in full during fiscal 2003. At October, 31, 2002, the balance of these lines was 2,023,000 Euros or approximately $1,995,000.

Long-term Debt

Long-term debt at October 31, 2003 primarily represents a loan payable to a German bank, which is collateralized by the German manufacturing facility with a net book value of $3,247,000 at October 31, 2003. It bears interest at 4.4% and is payable in monthly installments including interest, through June 2009.

As of October 31, 2003, the maturities of long-term debt were as follows:

Year Ended October 31,	Amount
(In thousands)
2004	$192
2005	195
2006	203
2007	212
2008	222
Thereafter	135

1,159
Less: current maturities	(192)

$967

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ended October 31,
	2001	2002	2003
	(In thousands)
Current income tax:
U.S. Federal	$1,511	$(7,100)	$(4,190)
Foreign	(38)	(332)	1,457
State and local	369	230	238

Total current	1,842	(7,202)	(2,495)

Deferred income tax:
U.S. Federal	(5,855)	4,096	4,635
Foreign	105	(7)	880

Total deferred	(5,750)	4,089	5,515

Total provision (benefit) for income taxes	$(3,908)	$(3,113)	$3,020

The provision (benefit) for federal income tax differs from the amount computed by applying the applicable statutory income tax rate to income (loss) before provision (benefit) for income taxes for the following reasons:

	Years Ended October 31,
	2001	2002	2003
	(In thousands)
Federal income tax at statutory rate	$(5,159)	$(491)	$5,429
Impact of foreign operations	(27)	53	115
Non-deductible Pathlight acquisition costs	2,203	—	—
Tax exempt interest income	(565)	(298)	(261)
Research and development tax credits	(1,459)	(1,547)	(1,961)
Activity of foreign subsidiaries	(33)	(1,169)	(572)
State income taxes	240	150	155
Other	892	189	115

	$(3,908)	$(3,113)	$3,020

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 2002 and 2003 are:

	October 31, 2002	October 31, 2003
	(In thousands)
Deferred tax assets:
Allowance for inventory and spare parts	$7,133	$9,107
Team member compensated absences	273	301
Warranties	756	1,142
Allowances for bad debt and sales returns	1,381	1,255
Net operating loss and credit carryforwards	6,161	5,905
Impairment of investments	2,555	—
Lease termination accrual	575	353
Asset acquisition	463	365
Unrealized investment losses	179	—

Gross deferred tax assets	19,476	18,428
Deferred tax assets valuation allowance	—	—

Net deferred tax assets	19,476	18,428
Deferred tax liabilities:
Plant and equipment	(1,743)	(5,629)
Intangible and other assets	(762)	(553)
Loss from partnership interest	(123)	(165)
Unrealized investment gains	(58)	(82)
Other	(193)	(868)

Gross deferred tax liabilities	(2,879)	(7,297)

Net deferred income taxes	$16,597	$11,131

Deferred U.S. income taxes are not provided for the earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. Net pretax income (loss) from the foreign subsidiaries was $(531,000), $(852,000) and $5,953,000 for fiscal 2001, 2002 and 2003, respectively.

Due to one of our acquisitions we have net loss carryforwards of approximately $4,359,000 that have no expiration date. Due to two other acquisitions we have net operating loss carryforwards of approximately $4,328,000 that expire in 16 years. Although realization is not assured, management believes, based on its current expectations and tax planning strategies, that it is more likely than not that the net deferred tax assets will be realized.

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

	Years Ended October 31,
	2001	2002	2003
	(In thousands, except for per share data)
Numerator:
Net income (loss)	$(10,832)	$1,560	$12,491
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	60,381	62,304	62,569
Dilutive potential common shares from team member (employee) stock options	—	1,196	995

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	60,381	63,500	63,564

Basic net income (loss) per share	$(0.18)	$0.03	$0.20

Diluted net income (loss) per share	$(0.18)	$0.02	$0.20

13.    Capital Stock

Share Repurchase

During fiscal 2001 we repurchased 30,000 shares of our common stock for $298,500. During fiscal 2002 we repurchased 1,294,400 shares of our common stock for $7,863,000. During fiscal 2003 we repurchased 112,500 shares of our common stock for $697,000. The repurchase of shares in fiscal 2001 was enabled by the Emergency Order issued by the SEC on September 14, 2001, which granted temporary relief with respect to certain SEC rules governing issuer stock repurchases. Without this relief, we would have been precluded from repurchasing shares of our stock at that time because of our recent acquisition of Pathlight, which was accounted for as a pooling-of-interests.

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

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Warrants

In connection with our acquisition of Pathlight on May 11, 2001, we assumed all outstanding warrants to purchase shares of common stock of Pathlight. Accordingly, after applying the applicable conversion ratio to the outstanding Pathlight warrants, we assumed warrants providing for the issuance of an aggregate of 308,291 shares of ADIC common stock at prices ranging from $1.235 to $7.401 per share. As of October 31, 2003, 28,263 warrants remained outstanding and exercisable.

14.    Stock-based Compensation Plans

At October 31, 2003, we had five stock option plans. Since its initial approval by our shareholders in February 2000, the large majority of new stock option grants have been made under our 1999 Stock Incentive Compensation Plan (1999 Plan). Additionally, from time to time new stock option grants are made from our 1996 Stock Option Plan (1996 Plan) as shares become available under that plan due to cancellation or expiration of outstanding options. In addition to these two plans, we also assumed a plan in connection with our acquisition of MountainGate in September 1999 and we assumed the outstanding options under 1997 Pathlight Technology Plan (Pathlight Plan) in connection with our acquisition of Pathlight in May 2001. The Pathlight Plan consisted of options to purchase 520,502 shares. Substantially all of the options granted under that plan were incentive stock options with a ten-year life that became fully vested upon the acquisition. In fiscal 2002, the board of directors approved the 2002 Team Member Retention Stock Option Plan (2002 Plan), under which 540,000 shares were authorized for issuance upon exercise of options granted to existing team members. We will not make any additional grants under the Pathlight Plan or the 2002 Plan.

The terms of our 1996 Plan, 1999 Plan and 2002 Plan require the option price to be equal to the fair market value of our common stock on the date of grant. Options may be exercisable for all or part of the shares as determined by the individual option agreement; the majority of the options issued under these plans vest 25% per year for four years. Options granted prior to August 2002 typically expire five years from the grant date, and options granted during or subsequent to August 2002 typically expire ten years from the grant date. All options granted under these plans have been nonqualified stock options. As of October 31, 2003, under all of our plans, options to purchase an aggregate of 8,083,000 shares were outstanding, and options to purchase an additional 3,330,000 shares were authorized for future grants under the plans.

Additionally, eligible team members may purchase shares of common stock on favorable terms through payroll deductions in accordance with our 1997 Stock Purchase Plan. This plan provides that the purchase price of the stock must not be less than 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under this plan, 156,000, 286,000 and 422,000 shares of stock were issued during fiscal 2001, 2002 and 2003, respectively.

Subsequent to the end of the 2003 fiscal year, in December 2003, the Company’s board of directors approved increasing the number of shares that may be issued as restricted stock awards under the 1999 Plan by 1,000,000. These shares are already authorized for issuance under the 1999 Plan. The board of directors also approved increasing the number of shares available for issuance under the Stock Purchase Plan by 1,500,000. Both of these changes are subject to approval by our shareholders at the annual meeting in 2004.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options granted, exercised and canceled under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price
	(In thousands)
Balance at October 31, 2000	8,709	$8.91
Options granted	2,753	16.09
Options exercised	(2,563)	1.29
Options canceled	(527)	14.07

Balance at October 31, 2001	8,372	13.27
Options granted	2,884	8.83
Options exercised	(898)	3.08
Options canceled	(836)	17.01

Balance at October 31, 2002	9,522	12.56
Options granted	948	8.90
Options exercised	(1,512)	3.98
Options canceled	(875)	14.62

Balance at October 31, 2003	8,083	13.51

At October 31, 2002, a total of 3,480,000 options were exercisable at a weighted average exercise price of $11.96. At October 31, 2003 a total of 3,711,000 options were exercisable at a weighted average exercise price of $15.60.

The following table summarizes information about stock options outstanding at October 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.1230 - $3.4560	350	24 mos	$3.1166	350	$3.1166
$ 4.1562 - $6.2500	1,033	92 mos	$5.3634	298	$5.5215
$ 6.5500 - $8.4900	1,338	58 mos	$8.1023	205	$8.3700
$10.1650 - $14.7500	2,751	44 mos	$11.9295	1,250	$12.5673
$15.4750 - $23.2050	1,724	26 mos	$18.6572	933	$18.4891
$27.7190 - $33.6250	887	14 mos	$30.2668	675	$30.3035

15.    Bonus Plan

We currently have a non-contributory bonus plan for all team members except certain team members based outside the United States and commissioned sales staff. Distributions under the bonus plan are generally based upon a combination of team member salaries and achievement of individual and Company performance goals. For certain high-level team members, the board frequently establishes a threshold level of financial performance that must be achieved before distributions are made under the bonus plan. With the exception of amounts guaranteed to certain new hires, no distributions were paid to these high-level team members for fiscal 2001 or 2002. We achieved a significant number of our financial and non-financial performance goals during fiscal 2003. Therefore, all eligible team members received a partial payout of their target bonus for fiscal 2003. ADIC’s contributions to the plan totaled $1,169,000, $276,000 and $6,742,000 for fiscal 2001, 2002 and 2003, respectively.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Defined Contribution 401(k) Plan

We offer a defined contribution 401(k) plan for our team members in the United States as well as certain team members outside of the United States. ADIC’s matching contributions to the plan were $1,041,000, $1,244,000 and $1,320,000 for fiscal 2001, 2002 and 2003, respectively.

17.    Commitments

As of October 31, 2003 we leased facilities in Redmond, Washington; Englewood, Colorado; Ithaca, New York; Santa Clara, California; Richardson, Texas; Burnsville, Minnesota; Munich, Germany; Paris, France; and London, England, for administrative, sales and marketing, research and development, operations and warehouse activities. Additional sales and service offices are leased at various sites in the United States, Europe and Asia.

Our noncancelable operating leases, some of which include escalation clauses, have terms ranging from fiscal 2004 through 2014. Minimum annual rental commitments for these leases at October 31, 2003, are shown in the following table:

Year Ended October 31,	Amount
(In thousands)
2004	$5,002
2005	4,542
2006	4,082
2007	3,307
2008	2,374

The amounts above exclude rents for a manufacturing facility in Redmond, Washington. We terminated this lease in November 2003 in connection with the Benchmark transaction described in Note 5.

Rent expense aggregated $4,978,000 in fiscal 2001, $5,909,000 in fiscal 2002 and $6,110,000 in fiscal 2003.

During fiscal 2001 we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site which has been replaced by a larger facility. During fiscal 2002 and 2003, we incurred exit costs of $677,000 and $633,000, respectively. These costs reduced the liability to $1,641,000 and $1,008,000 at October 31, 2002 and 2003, respectively.

As of October 31, 2003, we had a commitment to provide an additional $2,275,000 in capital funding towards a strategic investment we currently hold in a venture capital fund. We will invest funds as requested until our remaining commitment is satisfied.

As part of our agreement with a contract manufacturer who builds one of our products, we could find it expedient to pay a fee to gain ownership of certain manufacturing and manufacturing test process information and fixtures. The payment would allow us to procure certain portions of the supplier’s own intellectual property and hardware inventory which could prove helpful if we elected to move production to a different supplier. The fee started at a maximum of $3,000,000 and decreases by $150 with each production unit purchased until it is reduced to zero. During September 2003, we notified the contract manufacturer of our intent to terminate this agreement and move production to a different supplier during the fourth quarter of fiscal 2004. Based on our current and projected purchase levels of this product, we do not expect to be required to pay any significant fee to acquire the intellectual property and hardware described above upon termination of the agreement. As of October 31, 2003, this fee would have been approximately $1,100,000 based on units purchased to date.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Benchmark transaction, we expect to incur certain relocation costs to exit the manufacturing facility that will be transferred to Benchmark and relocate certain ADIC team members, including costs relating to building out office space to house these team members. We expect these costs will approximate $750,000 in total, with approximately $60,000 to be expensed as incurred and $690,000 to be capitalized. Substantially all of these costs will be incurred during fiscal 2004 and accounted for at that time in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

Excluded from U.S. net sales are transfers from the U.S. to ADE, ADIC Germany and ADIC UK of $39,398,000, $27,263,000 and $42,004,000 in fiscal 2001, 2002 and 2003, respectively. Included in U.S. sales are export sales to unaffiliated customers of $118,493,000, $76,959,000 and $64,102,000 in fiscal 2001, 2002 and 2003, respectively. Sales to OEMs, where ownership transfers at a third party warehouse, are not necessarily reflective of the final destination of the product.

International sales are comprised of U.S. export sales to unaffiliated customers and sales of our non-U.S. subsidiaries. Total international sales were $186,714,000, $138,434,000 and $147,658,000 in fiscal 2001, 2002 and 2003, respectively. Included in the following table are net sales and long-lived assets attributed to our entities based on country of domicile:

	Years Ended October 31,
	2001	2002	2003
	(In thousands)
Net sales:
United States	$296,460	$276,124	$340,442
Europe	68,221	61,475	83,556

	$364,681	$337,599	$423,998

Long-lived assets:
United States	$47,517	$64,756	$60,930
Europe	7,445	11,787	17,300

	$54,962	$76,543	$78,230

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    Quarterly Information (unaudited)

	2002
	Q1	Q2	Q3	Q4
	(In thousands, except for per share data)
Net sales	$96,723	$80,687	$75,999	$84,190
Gross profit	$23,802	$20,991	$22,210	$24,764
Operating profit (loss)	$663	$(5,238)	$(5,207)	$(3,635)
Net income (loss)	$2,382	$2,507	$(2,115)	$(1,214)
Basic net income (loss) per share	$0.04	$0.04	$(0.03)	$(0.02)
Diluted net income (loss) per share	$0.04	$0.04	$(0.03)	$(0.02)

	2003
	Q1	Q2	Q3	Q4
	(In thousands, except for per share data)
Net sales	$97,096	$100,642	$108,259	$118,001
Gross profit	$29,856	$32,914	$32,576	$36,531
Operating profit	$436	$2,259	$2,287	$4,494
Net income	$1,686	$2,419	$2,635	$5,751
Basic net income per share	$0.03	$0.04	$0.04	$0.09
Diluted net income per share	$0.03	$0.04	$0.04	$0.09

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

None.

Item 9A.    Controls and Procedures

Our chief executive officer and our chief financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report, and they have determined that as of October 31, 2003 our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended October 31, 2003, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) will be included in our Proxy Statement to be filed in connection with our annual meeting of shareholders to be held on March 10, 2004 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of our fiscal year end, October 31, 2003.

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the sections entitled “Election of Directors,” “Board of Directors, Committees and Corporate Governance,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Proxy Statement.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Compensation of Directors; Stock Option Program,” “Compensation of Executive Officers,” “Report of the Compensation Committee on Annual Compensation,” “Compensation Committee Interlocks” and “Performance Graph” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related

Shareholder Matters

The information required by this Item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information,” and “Security Ownership of Management and Principal Shareholders” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

Item 14.    Principal Accountants Fees and Services

The information required by this Item is incorporated herein by reference to the sections entitled “Report of the Audit Committee” and “Independent Auditors” in the Proxy Statement.

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

b.    Reports on form 8-K.

None.

c.    Exhibits. See page 61 for index to exhibits.

INDEX TO EXHIBITS

(Item 15c)

Exhibit Number		Description	Page

3.1		Restated Articles of Incorporation of ADIC (Exhibit 3.1)	(A)

3.2		Restated Bylaws of ADIC

4.1		Rights Agreement, dated as of August 12, 1996, between ADIC and ChaseMellon Shareholders Services, L.L.C., as Rights Agent (Exhibit 4.2)	(B)

4.2		Specimen Common Stock Certificate (Exhibit 4.2)	(C)

10.1		Lease Agreement and Work Letter Agreement between The Quadrant Corporation and ADIC (Exhibit 10.1)	(D)

10.2		Lease Agreement between Opus Northwest LLC and ADIC (Exhibit 10.1)	(E)

10.3	*	ADIC Bonus Plan

10.4	*	Amended 1997 Stock Purchase Plan (Appendix C)	(F)

10.5	*	ADIC 1996 Stock Option Plan (Exhibit 99.2)	(G)

10.6	*	ADIC 1999 Stock Incentive Compensation Plan (Appendix B)	(F)

10.7	*	1997 Stock Option Plan of Pathlight Technology, Inc (Exhibit 99.3)	(H)

10.8	*	ADIC 2002 Team Member Retention Stock Option Plan (Exhibit 10.9)	(C)

10.9	*	Tom A. Alberg Stock Option Plan (Exhibit 99.2)	(I)

10.10	*	Outside Directors August 2000 Stock Option Program (Exhibit 99.1)	(H)

10.11	*	Form of Indemnification Agreement (Exhibit 10.5)	(J)

10.12	*	Schedule of Indemnification Agreements (Exhibit 10.13)	(C)

10.13	*	Form of Change of Control Agreement (Exhibit 10.1)	(K)

10.14	*	Schedule of Change of Control Agreements

10.15	*	Letter agreement with William Britts regarding expatriate related expenses

21.1		Subsidiaries of the Registrant (Exhibit 21.1)	(C)

23.1		Consent of Independent Accountants

31.1		Certification of Peter H. van Oppen, Chairman and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Jon W. Gacek, Senior Vice President and Chief Financial Officer of Advanced Digital Information Corporation, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Peter H. van Oppen, Chairman and Chief Executive Officer of Advanced Digital Information Corporation, as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Jon W. Gacek, Senior Vice President and Chief Financial Officer of Advanced Digital Information Corporation, as adopted pursuant to 1 U.S.C. Section 1350 pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(A)	Incorporated by reference to designated exhibit to Form S-4 filed on February 14, 2001.

(B)	Incorporated by reference to designated exhibit to Form 10-12G/A filed on August 22, 1996

(C)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

(D)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

(E)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001.

(F)	Incorporated by reference to designated appendix of the Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held March 10, 2004.

(G)	Incorporated by reference to designated exhibit to Form S-8 Registration No. 333-93429 filed on December 22, 1999.

(H)	Incorporated by reference to designated exhibit to Form S-8 Registration No. 333-61082 filed May 17, 2001.

(I)	Incorporated by reference to designated exhibit to Form S-8 Registration No. 333-61907 filed August 20, 1998.

(J)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

(K)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

PETER H. VAN OPPEN

Peter H. van Oppen

Chairman and Chief Executive Officer

Dated: January 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PETER H. VAN OPPEN Peter H. van Oppen	Chairman and Chief Executive Officer	January 26, 2004

JON W. GACEK Jon W. Gacek	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 26, 2004

TOM A. ALBERG Tom A. Alberg	Director	January 26, 2004

CHRISTOPHER T. BAYLEY Christopher T. Bayley	Director	January 26, 2004

FRANK M. (“PETE”) HIGGINS Frank M. (“Pete”) Higgins	Director	January 26, 2004

JOHN W. STANTON John W. Stanton	Director	January 26, 2004

WALTER F. WALKER Walter F. Walker	Director	January 26, 2004