Form 10-Q
period 2004-01-31
ADVANCED DIGITAL INFORMATION CORP
filed 2004-03-16
CIK 770403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

The total shares of common stock without par value outstanding at the end of the quarter reported is 64,168,782.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Digital Information Corporation

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

	October 31, 2003	January 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$180,401	$213,202
Accounts receivable, net of allowances of $1,435 in 2003 and $1,571 in 2004	100,391	104,538
Inventories, net	35,736	37,565
Short-term marketable securities	20,788	9,576
Assets held for sale	12,384	—
Prepaid expenses and other	2,356	2,173
Income taxes receivable	5,520	4,329
Deferred income taxes	13,638	13,692

Total current assets	371,214	385,075
Property, plant and equipment, net of accumulated depreciation of $26,141 in 2003 and $30,466 in 2004	45,505	44,719
Service parts for maintenance, net of accumulated amortization of $20,924 in 2003 and $23,528 in 2004	28,427	29,422
Investments	3,728	4,021
Goodwill	2,596	2,596
Intangible and other assets, net of accumulated amortization of $2,250 in 2003 and $2,391 in 2004	1,702	1,576

	$453,172	$467,409

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,159	$47,368
Accrued liabilities	19,653	17,429
Deferred revenue	29,848	33,136
Current portion of long-term debt	192	252

Total current liabilities	94,852	98,185
Deferred income taxes	2,507	2,492
Long-term debt	967	934
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 64,168,782 issued and outstanding (63,700,832 in 2003)	234,190	239,367
Retained earnings	120,650	125,554
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(42)	846
Unrealized investment gains	48	31

Total shareholders’ equity	354,846	365,798

	$453,172	$467,409

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

	Three months ended January 31,
	2003	2004
	(Unaudited)
Net sales	$97,096	$118,305
Cost of sales	67,240	83,986

Gross profit	29,856	34,319

Operating expenses:
Sales and marketing	13,141	14,072
General and administrative	5,975	6,204
Research and development	10,304	9,380

	29,420	29,656

Operating profit	436	4,663

Other income (expense):
Interest income	651	542
Gain on securities transactions, net	712	871
Foreign currency transaction gains, net	962	874
Other	(146)	(86)

	2,179	2,201

Income before provision for income taxes	2,615	6,864
Provision for income taxes	929	1,960

Net income	$1,686	$4,904

Basic net income per share	$0.03	$0.08

Diluted net income per share	$0.03	$0.08

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended January 31,
	2003	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$1,686	$4,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,878	6,164
Bad debt expense	127	72
Inventory obsolescence	1,551	884
Gain on securities transactions	(712)	(871)
Deferred income taxes	(63)	(93)
Tax benefit from exercise of stock options	246	1,289
Change in assets and liabilities:
Accounts receivable	(5,451)	(4,546)
Inventories	(2,943)	(3,889)
Prepaid expenses and other assets	(152)	220
Income taxes receivable	727	1,174
Service parts for maintenance	(1,422)	(2,623)
Accounts payable	(1,659)	1,271
Accrued liabilities	3,696	(2,778)
Deferred revenue	775	2,754

Net cash provided by operating activities	1,284	3,932

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,149)	(2,498)
Proceeds from assets held for sale	—	15,117
Purchase of marketable securities	(1,224)	(4,005)
Proceeds from securities transactions	7,885	16,064
Purchase of other investments	—	(364)
Return of investment on other investments	—	71

Net cash provided by investing activities	3,512	24,385

Cash flows from financing activities:
Repayment of short-term and long-term debt	(612)	(51)
Proceeds from short-term borrowings	781	—
Repurchase of common stock	(697)	—
Proceeds from issuance of common stock for stock options	569	3,888

Net cash provided by financing activities	41	3,837

Effect of exchange rate changes on cash	940	647

Net increase in cash and cash equivalents	5,777	32,801
Cash and cash equivalents at beginning of period	150,741	180,401

Cash and cash equivalents at end of period	$156,518	$213,202

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three months ended January 31, 2004

(In thousands)

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 31, 2003	63,701	$234,190	$120,650	$6	$354,846
Exercise of stock options, including tax benefit of $1,289	466	5,177	—	—	5,177
Exercise of warrants	2	—	—	—	—
Comprehensive income:
Net income	—	—	4,904	—	—
Change in unrealized investment gains:
Unrealized investment losses, net of tax of $10	—	—	—	(19)	—
Reclassification adjustment for investment losses included in net income, net of tax of $1	—	—	—	2	—
Change in foreign currency translation adjustment, net of tax of $478	—	—	—	888	—
Total comprehensive income	—	—	—	—	5,775

Balance at January 31, 2004	64,169	$239,367	$125,554	$877	$365,798

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements

January 31, 2004

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2003. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three-month period ended January 31, 2004 are not necessarily indicative of results to be expected for a full year.

Note 2. Stock-based compensation plans

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25.” No stock-based compensation cost is reflected in net income, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

January 31, 2004

(Unaudited)

Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our net income and basic and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended January 31,
	2003	2004
	(In thousands, except for per share data)
Net income, as reported	$1,686	$4,904
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,970	1,641

Pro forma net income (loss)	$(284)	$3,263

Basic net income (loss) per share:
As reported	$0.03	$0.08

Pro forma	$0.00	$0.05

Diluted net income (loss) per share:
As reported	$0.03	$0.08

Pro forma	$0.00	$0.05

The majority of the options granted during the three months ended January 31, 2003 and 2004 expire after ten years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted during the periods presented:

	Three months ended January 31,
	2003	2004
Weighted average risk free interest rates	3.33%	3.53%
Expected dividend yield	0%	0%
Expected volatility	103%	80%
Expected lives (in years)	6.0	6.0

Note 3. Benchmark outsourcing agreement

In October 2003, we announced the signing of a letter of intent to expand an existing outsource manufacturing relationship with Benchmark Electronics, Inc. to include a significant portion of our entry-level and workgroup tape automation product line. In connection with this expansion, which was completed in November 2003, we transferred to Benchmark approximately 150 team members associated with manufacturing, test and supply chain management for the transferred operations. Benchmark assumed the lease on our Redmond, Washington manufacturing facility and purchased inventory associated with the product line and property, plant and equipment related to the operation. Assets held for sale of $12,384,000 at October 31, 2003 related to this transaction and primarily comprised inventories and leasehold improvements.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

January 31, 2004

(Unaudited)

In November 2003, the net assets were transferred to Benchmark for $15,117,000 in cash, which was equal to the book value of the net assets sold on the date of transfer, and no gain or loss was recorded. This purchase price exceeded the amount of assets held for sale as of October 31, 2003 primarily due to the fact that certain inventory purchased during November 2003 was sold to Benchmark.

Note 4. Earnings per share

The following table sets forth the computation of basic and diluted net income per share for the three months ended January 31, 2003 and 2004:

	Three months ended January 31,
	2003	2004
	(In thousands, except for per share data)
Numerator:
Net income	$1,686	$4,904

Denominator:
Denominator for basic net income per share—weighted average shares	61,874	63,815
Dilutive potential common shares from team member (employee) stock options	817	1,455

Denominator for diluted net income per share—adjusted weighted average shares and assumed conversions	62,691	65,270

Basic net income per share	$0.03	$0.08

Diluted net income per share	$0.03	$0.08

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

January 31, 2004

(Unaudited)

Note 5. Inventories

Inventories are comprised of the following:

	October 31, 2003	January 31, 2004
	(In thousands)
Finished goods	$30,858	$28,967
Work-in-process	622	494
Raw materials	18,275	21,423

	49,755	50,884
Allowance for inventory obsolescence	(14,019)	(13,319)

	$35,736	$37,565

Note 6. Investments in short-term marketable securities and other investments

At January 31, 2004, the cost basis of the marketable securities we held was $9,528,000 and the fair value was $9,576,000. The difference between the cost basis and fair value of $48,000, net of taxes of $17,000, is recorded as an unrealized investment gain. At January 31, 2004, marketable securities comprised investment-grade government and commercial debt securities purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. Consistent with our investment policy, investment maturities do not exceed 24 months at the date of purchase. The objectives of our cash management policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. During the three month periods ended January 31, 2003 and 2004, we sold a portion of our marketable securities and realized a loss of $63,000 and a gain of $48,000, respectively.

From time to time, we make other strategic investments that are accounted for under the cost method. In November 2002, one of these investments was converted to cash and marketable equity securities with a combined value of $8,351,000, and we recorded a gain on securities transactions of $651,000. During the three month periods ended January 31, 2003 and 2004, we received additional shares of marketable equity securities under earnout and escrow provisions of the November 2002 investment transaction and recorded additional gains on securities transactions of $124,000 and $823,000, respectively.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

January 31, 2004

(Unaudited)

Note 7. Indemnifications and warranties

In the normal course of business, we are party to a variety of agreements under which we may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where we customarily agree to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets and intellectual property rights associated with the sale of products. The duration of these indemnifications varies, and in certain cases, is indefinite. In each of these circumstances, payment by us depends upon the other party making an adverse claim according to the procedures outlined in the particular agreement, which procedures generally allow us to challenge the other party’s claims. In certain instances, we may have recourse against third parties for payments made by us.

Based on historical experience, we do not believe any significant payments will result; accordingly, no amounts have been accrued for these indemnifications. However, we do accrue losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.

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

Changes in our accrued warranty balance for the three months ended January 31, 2004 are as follows:

Balance at October 31, 2003	$5,481
Accruals for warranties issued	2,403
Settlements during the period	(1,799)

Balance at January 31, 2004	$6,085

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

January 31, 2004

(Unaudited)

Note 8. Commitments and contingencies

In connection with the Benchmark transaction, we are incurring certain relocation costs to exit the manufacturing facility that was transferred to Benchmark and relocate certain ADIC team members, including costs relating to building out office space to house these team members. These costs will be incurred during the first half of fiscal 2004, and we expect these costs will approximate $750,000 in total, with approximately $60,000 to be expensed as incurred and $690,000 to be capitalized. These costs are accounted for as they are incurred in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the three months ended January 31, 2004, we incurred $651,000, expensing $11,000 as general and administrative expenses and capitalizing $640,000.

During fiscal 2001 we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site which has been replaced by a larger facility. During the three month period ended January 31, 2004, we made payments of $173,000. These payments reduced the liability from $1,008,000 at October 31, 2003 to $835,000 at January 31, 2004.

From time to time we are involved in legal proceedings and governmental investigations that arise in the ordinary course of business. We do not expect any of these proceedings or investigations to have a material adverse effect on our business, financial condition, liquidity or operating results. However, legal claims and governmental investigations are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by such events.

Note 9. Recent accounting pronouncements

In May 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-5 affirms that the revenue recognition guidance in SOP 97-2 applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We adopted EITF 03-5 during the first quarter of fiscal 2004. This accounting pronouncement has not had a significant impact on the our financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” which supercedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Although SAB 104 incorporates guidance prescribed by EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Given this, the issuance of SAB 104 has not had a significant impact on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the information about our critical accounting estimates included in our Annual Report on Form 10-K for the year ended October 31, 2003. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Such risks are detailed in our Annual Report on Form 10-K for the year ended October 31, 2003 and are incorporated herein by reference. Our actual results could differ materially from those discussed here. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

ADIC is a leading provider of intelligent storage solutions for the open systems marketplace. We design, market, sell and support hardware and software products that help a broad range of business and governmental organizations manage, access and protect their large-scale data more effectively. Currently, we derive substantially all of our revenue from the sale of storage libraries, storage software, connectivity products and related services and support. We distribute our products primarily through OEMs, value-added resellers (VARs) or distributors, and also sell directly to certain end users.

The first quarter of fiscal 2004 was our fifth consecutive quarter of increasing revenues. Net sales grew 22% in the first quarter of fiscal 2004 compared to the same period a year ago. Gross profit was 29% during the first quarter of fiscal 2004 compared to 31% during the same period last year. This decrease was due primarily to a decline in the proportion of sales of products that include elements of our software and connectivity technology and an increase in the proportion of OEM sales. We do not believe this decrease in margins is indicative of future trends. During the quarter, we continued to invest in sales and marketing in order to support our growing product lines and increase our market penetration. Our connectivity and software product offerings continue to grow, and during the three months ended January 31, 2004 we introduced our Pathlight VX disk-to-tape back up solution. Our general and administrative expenses increased 4% during the three months ended January 31, 2004, even as we experienced much higher revenue growth.

We will continue to expand our product offerings with a focus on elements that both differentiate our products from competitors and meet increasing customer demands in a constantly evolving and competitive industry. Our ability to serve broader markets with enterprise-level products and software will be key to our future success. We believe continued investment in sales and marketing and research and development is required in order to successfully penetrate new markets and customers and expand our offerings. The competition in our industry is strong and we must constantly work to reduce the cost of our existing products while retaining high quality standards and reliability. Certain entry-level products have been outsourced to third party manufacturers to allow us to take advantage of our suppliers’ economies of scale for our higher volume, lower margin products.

In October 2003, we announced the signing of a letter of intent to expand an existing outsource manufacturing relationship with Benchmark Electronics, Inc. to include a significant portion of our entry-level and workgroup tape automation product line. In connection with this expansion, which was completed in November 2003, we transferred to Benchmark approximately 150 team members associated with manufacturing, test and supply chain management for the transferred operations. Benchmark assumed the lease on our Redmond, Washington manufacturing facility and purchased inventory associated with the product line and property, plant and equipment related to the operation. In November 2003, these assets were transferred to Benchmark for $15.1 million in cash. There was no gain or loss recorded on this transaction.

Results of Operations

Net Sales. Net sales increased 22% during the first quarter of fiscal 2004 to $118.3 million from $97.1 million in the comparable quarter of fiscal 2003. This increase is due to higher sales to both OEM and branded customers. During the first quarter of fiscal 2004, sales to OEM customers increased 26% and sales to branded customers increased 18% compared to the same period a year ago. As a percentage of net sales, OEM sales increased and branded sales decreased slightly. For the three months ended January 31, 2004, OEM sales comprised 50% of net sales compared to 48% of net sales in the same period a year ago. Branded revenues represented 50% and 52% of net sales, respectively, during the same periods. The growth in OEM sales is due to a combination of increasing penetration of certain existing products, the addition of new products and the addition of new OEM customers. The majority of the growth in branded sales consists of revenues from global services, software and certain hardware products.

Intelligent Storage Solutions™ (ISS) products, which include elements of our software and connectivity technology and are sold through both branded and OEM sales channels, represented 35% of sales in the first quarter of fiscal 2004 compared to 41% of sales during the first quarter of fiscal 2003. This decline in the proportion of ISS revenue reflects growth in our non-ISS business rather than a drop in overall ISS sales. The absolute dollar value of our ISS sales increased in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. We believe that an increasing proportion of ISS sales, whether sold on a branded or OEM basis, will generally result in the likelihood of increasing gross margins as a percentage of sales, although this expected correlation may be overshadowed in any particular period by the specific mix of ISS products or other factors.

Gross Profit. Gross profit was $34.3 million or 29% of net sales for the three months ended January 31, 2004 compared to $29.9 million or 31% of net sales for the same period in fiscal 2003. The decrease in gross profit is primarily the result of the decline in the proportion of sales of ISS products and the moderately higher proportion of OEM sales. A higher percentage of OEM sales generally reduces overall gross margin as a percentage of sales because gross margins for OEM products are typically lower than for comparable branded products, reflecting lower required sales and product development costs. We believe that gross margins will have upward pressure during the fiscal year as a result of acceptance of new products that include elements of our proprietary storage software and connectivity technology and the expansion of channels for sales of our enterprise-level products.

Sales and Marketing Expenses. Sales and marketing expenses were $14.1 million or 12% of net sales for the three months ended January 31, 2004 compared to $13.1 million or 14% of net sales for the same period in fiscal 2003. Sales and marketing expenses have increased in absolute dollars due to continued efforts to expand our sales and services channels in order to penetrate new markets and customers and to support product offerings. During the balance of fiscal 2004, we expect sales and marketing expenditures to increase in absolute dollars both domestically and in our European and other international markets.

General and Administrative Expenses. General and administrative expenses were $6.2 million or 5% of net sales for the three months ended January 31, 2004 compared to $6.0 million or 6% of net sales for the same period in fiscal 2003. We expect very modest growth in general and administrative expenses during the remainder of fiscal 2004.

Research and Development Expenses. Research and development expenses were $9.4 million or 8% of net sales for the first quarter of fiscal 2004 compared to $10.3 million or 11% of net sales for the first quarter of fiscal 2003. The decrease resulted from lower material costs associated with product development efforts because of the timing of product introductions. During the first quarter of fiscal 2003, we incurred significant costs related to the development of new products released in later quarters. We continue to believe that significant investments in research and development are required to remain competitive and to solidify our market position in intelligent storage solutions. We anticipate research and development spending to increase modestly in absolute dollars during the remainder of fiscal 2004 as we continue to invest in new product development and enhancements to our current product lines. Further, we believe the potential for growth in the market for storage solutions is sufficient to justify continued growth in our investment in research and development.

Other Income. Other income primarily consists of net foreign currency transaction gains, net gain on securities transactions and interest income. Other income was $2.2 million for both the first quarter of fiscal 2004 and 2003. Foreign currency transaction gains were $874,000 and $962,000 during the first quarter of fiscal 2004 and 2003, respectively. These gains are the result of the euro strengthening against the dollar during both periods. Other income during the three months ended January 31, 2004 and 2003 includes a net gain on securities transactions of $871,000 and $712,000, respectively. These gains are primarily related to conversion of one of our investments in a private company to cash and marketable equity securities and the subsequent receipt of additional shares under earnout and escrow provisions. Interest income was $542,000 and $651,000 during the first quarter of fiscal 2004 and 2003, respectively. The decrease in interest income is the result of lower returns on cash and investment balances. We expect a decline in other income during the remainder of fiscal 2004, as we do not believe that we will experience the same level of gains on securities transactions that we did during the three months ended January 31, 2004 and in fiscal 2003. Additionally, our net foreign currency transaction gains are impacted by fluctuations in the currency markets, and there is no assurance that we will experience the same types of gains on these transactions as in the periods presented.

Provision for Income Taxes. For the three months ended January 31, 2004 and 2003, the provision for income taxes was $2.0 million and $929,000, respectively. Our effective income tax rate was 29% for the first quarter of 2004 as compared to 36% in the same period of fiscal 2003. The effective tax rate includes tax expense for various federal, state and international jurisdictions. The lower tax rate during the first quarter of fiscal 2004 is due to tax benefits related to our credit for research and development spending, our extraterritorial income exclusion and non-taxable interest income.

Liquidity and Capital Resources

Cash flows provided by operating activities were $3.9 million and $1.3 million for the three months ended January 31, 2004 and 2003, respectively. During the first quarter of fiscal 2004, operating cash was primarily provided by net income, depreciation and amortization and an increase in advance payments from customers, which were offset by increases in accounts receivable, inventories and service parts for maintenance and a decrease in accrued liabilities. During the first quarter of fiscal 2003, operating cash was primarily provided by net income, depreciation and amortization and an increase in accrued liabilities, which were offset by increases in accounts receivable and inventories. Advance payments from customers increased during the three months ended January 31, 2004 due to increased sales of service contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the service period. The increase in service parts for maintenance during the first quarter of fiscal 2004 related to maintenance of our increasing installed base of existing solutions. The increase in accounts receivable was largely due to the timing of collections from our OEM partners during the first quarter of fiscal 2004 and increased sales during the first quarter of fiscal 2003. Inventories increased during both periods as we launched both new products and existing products into new channels.

Cash flows provided by investing activities were $24.4 million and $3.5 million for the first three months of fiscal 2004 and 2003, respectively. Cash flows included proceeds from certain securities transactions, primarily the maturities of marketable debt securities and sale of marketable equity securities, of $16.1 million and $7.9 million for first quarter 2004 and 2003, respectively. These proceeds were partially offset by purchases of marketable securities of $4.0 million and $1.2 million during the first quarters of fiscal 2004 and 2003, respectively, and $364,000 of investments in non-marketable securities of non-public technology businesses during the first quarter of fiscal 2004. During the three months ended January 31, 2004, we received proceeds of $15.1 million from the disposal of assets held for sale, which primarily comprised inventory and leasehold improvements related to the Benchmark outsourcing agreement completed during the period. Investments in property, plant and equipment were $2.5 million and $3.1 million during the first three months of fiscal 2004 and 2003, respectively. Capital expenditures during the first quarter of fiscal 2004 were comprised primarily of computer hardware and software for our global information technology infrastructure and tooling and equipment related to new product introductions.

Cash flows provided by financing activities during the first three months of fiscal 2004 were $3.8 million compared to $41,000 in the first quarter of fiscal 2003. During the first quarter of fiscal 2004 and 2003, we received proceeds from the exercise of stock options of $3.9 million and $569,000, respectively. We repurchased $697,000 of our common stock during the three months ended January 31, 2003; there were no such repurchases during the three months ended January 31, 2004. During the three months ended January 31, 2003, we borrowed $781,000 on a credit line from a German bank, which we repaid in full during fiscal 2003. Offsetting cash flows provided by financing activities in both periods were certain payments on short-term and long-term debt, which were $51,000 and $612,000 in the first quarter of fiscal 2004 and 2003, respectively. As of January 31, 2004, our debt primarily consists of a loan payable to a German bank that we intend to repay in full no later than the June 2009 due date.

At January 31, 2004, our cash and cash equivalents totaled $213.2 million, a $32.8 million increase from $180.4 million at October 31, 2003. Our cash and cash equivalents and marketable securities totaled $222.8 million and $201.2 million at January 31, 2004 and October 31, 2003, respectively. Our working capital, the difference between current assets and current liabilities, was $286.9 million and $276.4 million at January 31, 2004 and October 31, 2003, respectively. The ratio of current assets to current liabilities was 3.9 to 1 at both January 31, 2004 and October 31, 2003.

In connection with the Benchmark transaction, we are incurring certain relocation costs to exit the manufacturing facility that was transferred to Benchmark and relocate certain ADIC team members, including costs relating to building out office space to house these team members. These costs will be incurred during the first half of fiscal 2004, and we expect these costs will approximate $750,000 in total, with approximately $60,000 to be expensed as incurred and $690,000 to be capitalized. These costs are accounted for as they are incurred in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the three months ended January 31, 2004, we incurred $651,000, expensing $11,000 as general and administrative expenses and capitalizing $640,000.

During fiscal 2001 we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site which has been replaced by a larger facility. During the three month period ended January 31, 2004, we made payments of $173,000. These payments reduced the liability from $1,008,000 at October 31, 2003 to $835,000 at January 31, 2004.

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

The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar as of January 31, 2004 would have resulted in an approximately $1.8 million decrease in income before provision for income taxes during the first three months of fiscal 2004. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries.

At January 31, 2004, we had fixed rate debt of $1.2 million at 4.4% provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at January 31, 2004.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, and they have determined that as of January 31, 2004 our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended January 31, 2004, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

In connection with ADIC’s acquisition of Pathlight Technology, Inc. (“Pathlight”) on May 11, 2001, ADIC assumed all outstanding warrants to purchase shares of common stock of Pathlight. Accordingly, after applying the applicable conversion ratio to the outstanding Pathlight warrants, ADIC assumed warrants providing for the issuance of an aggregate of 308,291 shares of ADIC common stock at prices ranging from $1.235 to $7.401 per share (the “Assumed Warrants”). All of the Assumed Warrants contained provisions permitting net exercise. At January 31, 2004, 26,363 of the Assumed Warrants remain outstanding.

The shares of common stock issuable by ADIC upon exercise of the Assumed Warrants have not been registered under the Securities Act of 1933, as amended, and have been issued upon exercise of Assumed Warrants in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the Assumed Warrants were issued to, and are held by, a limited number of accredited investors. The following table sets forth information with respect to unregistered shares of ADIC common stock that were issued upon exercise of Assumed Warrants during the quarter ended January 31, 2004:

Date of Sale	Purchaser	Consideration Paid	Number of Shares Purchased
1/16/04	Stephen Puricelli (1)	$4,499	1,656

(1)	Assumed Warrants were exercised using the net exercise provision. Shares were withheld in payment of the aggregate exercise price. The amount shown in the consideration paid column is based on the fair value of ADIC Common Stock on the date of exercise. For Stephen Puricelli, an Assumed Warrant for 1,900 shares was exercised with 244 shares withheld.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index on page 18 below.

(b) Reports on Form 8-K

On December 11, 2003, ADIC furnished a Current Report on Form 8-K under Items 12 and 7 containing a press release announcing financial results relating to our fourth quarter and fiscal year ended October 31, 2003.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Peter H. van Oppen, Chairman and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jon W. Gacek, Senior Vice President and Chief Financial Officer of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter H. van Oppen, Chairman and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jon W. Gacek, Senior Vice President and Chief Financial Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: March 15, 2004	/s/ PETER H. VAN OPPEN
Peter H. van Oppen, Chairman and Chief Executive Officer

Dated: March 15, 2004	/s/ JON W. GACEK
Jon W. Gacek, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)