Form 10-Q
period 2004-04-30
ADVANCED DIGITAL INFORMATION CORP
filed 2004-06-14
CIK 770403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

The total shares of common stock without par value outstanding at the end of the quarter reported is 64,439,819.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Digital Information Corporation

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	April 30, 2004	October 31, 2003
Assets

Current assets:
Cash and cash equivalents	$219,899	$180,401
Accounts receivable, net of allowances of $1,542 in 2004 and $1,435 in 2003	93,139	100,391
Inventories, net	39,150	35,736
Short-term marketable securities	5,526	20,788
Assets held for sale	—	12,384
Prepaid expenses and other	2,577	2,356
Income taxes receivable	6,204	5,520
Deferred income taxes	13,731	13,638

Total current assets	380,226	371,214
Property, plant and equipment, net of accumulated depreciation of $33,547 in 2004 and $26,141 in 2003	47,348	45,505
Service parts for maintenance, net of accumulated amortization of $25,917 in 2004 and $20,924 in 2003	29,657	28,427
Investments	4,021	3,728
Goodwill	2,596	2,596
Intangible and other assets, net of accumulated amortization of $2,532 in 2004 and $2,250 in 2003	1,447	1,702

	$465,295	$453,172

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$42,344	$45,159
Accrued liabilities	15,694	19,653
Deferred revenue	37,243	29,848
Current portion of long-term debt	1,093	192

Total current liabilities	96,374	94,852
Deferred income taxes	2,515	2,507
Long-term debt	—	967
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 64,439,819 issued and outstanding (63,700,832 in 2003)	241,776	234,190
Retained earnings	124,250	120,650
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	364	(42)
Unrealized investment gains	16	48

Total shareholders’ equity	366,406	354,846

	$465,295	$453,172

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net sales	$111,067	$100,642	$229,372	$197,738
Cost of sales	79,742	67,728	163,728	134,968

Gross profit	31,325	32,914	65,644	62,770

Operating expenses:
Sales and marketing	17,345	14,516	31,417	27,657
General and administrative	6,080	6,172	12,284	12,147
Research and development	9,320	9,967	18,700	20,271

	32,745	30,655	62,401	60,075

Operating profit (loss)	(1,420)	2,259	3,243	2,695

Other income (expense):
Interest income	519	585	1,061	1,236
Gain on securities transactions, net	—	700	871	1,412
Foreign currency transaction gains (losses), net	(961)	209	(87)	1,171
Other	(94)	(68)	(180)	(214)

	(536)	1,426	1,665	3,605

Income (loss) before provision (benefit) for income taxes	(1,956)	3,685	4,908	6,300
Provision (benefit) for income taxes	(652)	1,266	1,308	2,195

Net income (loss)	$(1,304)	$2,419	$3,600	$4,105

Basic net income (loss) per share	$(0.02)	$0.04	$0.06	$0.07

Diluted net income (loss) per share	$(0.02)	$0.04	$0.06	$0.07

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended April 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,600	$4,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,108	10,096
Bad debt expense	39	494
Inventory obsolescence	1,473	2,962
Gain on securities transactions	(871)	(1,412)
Deferred income taxes	(83)	(54)
Tax benefit from exercise of stock options	1,693	587
Other	39	27
Change in assets and liabilities:
Accounts receivable	4,940	(17,013)
Inventories	(5,934)	(7,425)
Prepaid expenses and other assets	(228)	(544)
Income taxes receivable	(704)	1,268
Service parts for maintenance	(5,886)	(3,548)
Accounts payable	(1,559)	5,245
Accrued liabilities	(4,283)	4,183
Deferred revenue	7,158	2,364

Net cash provided by operating activities	11,502	1,335

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,950)	(6,442)
Proceeds from assets held for sale	15,117	—
Purchase of marketable securities	(4,004)	(2,352)
Proceeds from securities transactions	20,089	13,352
Purchase of other investments	(364)	—
Return of investment on other investments	71	—

Net cash provided by investing activities	21,959	4,558

Cash flows from financing activities:
Repayment of short-term and long-term debt	(103)	(1,510)
Proceeds from short-term borrowings	—	781
Repurchase of common stock	—	(697)
Proceeds from issuance of common stock for stock options and Stock Purchase Plan	5,893	2,861

Net cash provided by financing activities	5,790	1,435

Effect of exchange rate changes on cash	247	1,288

Net increase in cash and cash equivalents	39,498	8,616
Cash and cash equivalents at beginning of period	180,401	150,741

Cash and cash equivalents at end of period	$219,899	$159,357

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six months ended April 30, 2004

(In thousands)

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 31, 2003	63,701	$234,190	$120,650	$6	$354,846
Purchases under Stock Purchase Plan	131	1,395			1,395
Exercise of stock options, including tax benefit of $1,693	606	6,191	—	—	6,191
Exercise of warrants	2	—	—	—	—
Comprehensive income:
Net income	—	—	3,600	—	—
Change in unrealized investment gains:
Unrealized investment losses, net of tax of $18	—	—	—	(34)	—
Reclassification adjustment for investment losses included in net income, net of tax of $1	—	—	—	2	—
Change in foreign currency translation adjustment, net of tax of $219	—	—	—	406	—
Total comprehensive income	—	—	—	—	3,974

Balance at April 30, 2004	64,440	$241,776	$124,250	$380	$366,406

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements

April 30, 2004

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2003. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six month periods ended April 30, 2004 are not necessarily indicative of results to be expected for a full year.

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

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

April 30, 2004

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
	(In thousands, except for per share data)

Net income (loss), as reported	$(1,304)	$2,419	$3,600	$4,105
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,757)	(1,611)	(3,398)	(3,581)

Pro forma net income (loss)	$(3,061)	$808	$202	$524

Basic net income (loss) per share:

As reported	$(0.02)	$0.04	$0.06	$0.07

Pro forma	$(0.05)	$0.01	$0.00	$0.01

Diluted net income (loss) per share:

As reported	$(0.02)	$0.04	$0.06	$0.07

Pro forma	$(0.05)	$0.01	$0.00	$0.01

The majority of the options granted during the three and six months ended April 30, 2004 and 2003 expire after ten years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted during the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Weighted average risk free interest rates	3.14%	3.13%	3.42%	3.28%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	79%	103%	80%	103%
Expected lives (in years)	6.0	6.0	6.0	6.0

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

April 30, 2004

(Unaudited)

Note 3. Benchmark outsourcing agreement

In November 2003, we expanded an existing outsource manufacturing relationship with Benchmark Electronics, Inc. to include final assembly and test of a significant portion of our entry-level and workgroup tape automation product line. In connection with this expansion, we transferred to Benchmark approximately 150 team members associated with manufacturing, test and supply chain management. Benchmark assumed the lease on our Redmond, Washington manufacturing facility and purchased inventory associated with the product line and property, plant and equipment related to the operation. Assets held for sale of $12,384,000 at October 31, 2003 related to this transaction and primarily comprised inventories and leasehold improvements.

During November 2003, the net assets were transferred to Benchmark for $15,117,000 in cash, which was equal to the book value of such assets sold on the date of transfer, and no gain or loss was recorded. This purchase price exceeded the amount of assets held for sale as of October 31, 2003 primarily due to the fact that certain inventory purchased during November 2003 was sold to Benchmark.

Note 4. Earnings per share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended April 30, 2004 and 2003. For the three months ended April 30, 2004, common stock equivalent shares of 857,000 were not included in the computation of diluted net loss per share because they are antidilutive.

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
	(In thousands, except for per share data)

Numerator:

Net income (loss)	$(1,304)	$2,419	$3,600	$4,105

Denominator:

Denominator for basic net income (loss) per share—weighted average shares	64,360	62,343	64,084	62,105
Dilutive potential common shares from Team Member (employee) stock options and warrants	—	730	1,156	773

Denominator for diluted net income (loss) per share—adjusted weighted average shares and assumed conversions	64,360	63,073	65,240	62,878

Basic net income (loss) per share	$(0.02)	$0.04	$0.06	$0.07

Diluted net income (loss) per share	$(0.02)	$0.04	$0.06	$0.07

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

April 30, 2004

(Unaudited)

Note 5. Inventories

Inventories are comprised of the following:

	April 30, 2004	October 31, 2003
	(In thousands)

Finished goods	$28,824	$30,858
Work-in-process	148	622
Raw materials	22,695	18,275

	51,667	49,755
Allowance for inventory obsolescence	(12,517)	(14,019)

	$39,150	$35,736

Note 6. Investments in short-term marketable securities and other investments

At April 30, 2004, the cost basis of the marketable securities we held was $5,502,000 and the fair value was $5,526,000. The difference between the cost basis and fair value of $24,000, net of taxes of $8,000, is recorded as an unrealized investment gain in the statement of operations. At April 30, 2004, marketable securities comprised investment-grade government and commercial debt securities purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. Consistent with our investment policy, investment maturities do not exceed 24 months at the date of purchase. The objectives of our cash management policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. We did not sell any marketable securities during the three months ended April 30, 2004. During the three months ended April 30, 2003, we sold a portion of our marketable equity securities that we held at that time for a realized gain of $700,000. During the six month periods ended April 30, 2004 and 2003, sales of marketable equity securities resulted in gains of $48,000 and $637,000, respectively.

From time to time, we make other strategic investments that are accounted for under the cost method. In November 2002, one of these investments was converted to cash and marketable equity securities with a combined value of $8,351,000, and we recorded a gain on securities transactions of $651,000. During the six months ended April 30, 2004 and 2003, we received additional shares of marketable equity securities under earnout and escrow provisions of the November 2002 investment transaction noted above and recorded additional gains on securities transactions of $823,000 and $124,000, respectively. There were no such gains during the three months ended April 30, 2004 or 2003.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

April 30, 2004

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

Based on historical experience, we do not believe any significant payments will result from these indemnification obligations; accordingly, no amounts have been accrued for these provisions. However, we do accrue losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.

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

Changes in our accrued warranty balance for the six months ended April 30, 2004 are as follows (in thousands):

Balance at October 31, 2003	$5,481
Accruals for warranties issued	4,652
Settlements during the period	(3,766)

Balance at April 30, 2004	$6,367

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

April 30, 2004

(Unaudited)

Note 8. Commitments and contingencies

In connection with the manufacturing asset sale and related outsourcing transaction with Benchmark, we are incurring certain relocation costs to exit the manufacturing facility that was transferred to Benchmark and relocate certain ADIC team members, including costs relating to building out office space to house these team members. These costs are accounted for as they are incurred in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the six months ended April 30, 2004, we recorded $752,000 of these costs, the substantial majority of which was related to the build out of office space. We believe that as of April 30, 2004, we have recorded substantially all relocation and exit costs related to this transaction. The actual costs incurred are materially consistent with our initial estimates of $750,000 in total, with approximately $60,000 to be expensed as incurred and $690,000 to be capitalized as leasehold improvements.

During fiscal 2001 we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site which has been replaced by a larger facility. During the six month period ended April 30, 2004, we made payments of $285,000. These payments reduced the liability from $1,008,000 at October 31, 2003 to $723,000 at April 30, 2004. We expect these payments to continue through December 2006.

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

Note 9. Recent accounting pronouncements

In May 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-5 affirms that the revenue recognition guidance in SOP 97-2 applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We adopted EITF 03-5 during the first quarter of fiscal 2004. Under this pronouncement we will apply SOP 97-2 to any hardware that is software-related and will recognize revenue accordingly. To date the adoption of this accounting principle has not had a significant impact to our financial position or results of operations.

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

During the second quarter of fiscal 2004 we experienced our first quarterly sequential decline in revenues after six quarters of sequential sales growth. However, we made measurable progress in the acceptance of our newest products during the quarter and believe that these new products, combined with expected enterprise sales channels, will help gradually improve overall sales growth and result in improved financial results. During the quarter, both the i2000 Intelligent Library™ and Pathlight VX™ disk-to-tape backup appliance grew at sequential rates that would represent triple-digit growth on an annualized basis. Additionally, we received our first reorders from existing customers of the Pathlight VX™, which was introduced during the first quarter of fiscal 2004. We continued to invest in sales and marketing in order to support our growing product lines, expand our enterprise sales channels and increase our market penetration.

We expect to continue to expand our product offerings with a focus on elements that both differentiate our products from competitors and meet increasing customer demands in a constantly evolving and competitive industry. We are in the process of transforming our business from one that has historically been heavily dependent on mid-range tape storage to one that focuses on creating innovative, enterprise-class hardware and data management software products incorporating both disk and tape. We believe our ability to serve broader markets with enterprise-level products and software will be key to our future success. We believe continued investment in sales and marketing and research and development is required in order to successfully penetrate new markets and customers and expand our offerings. The competition in our industry is strong and we must constantly work to reduce the cost of our existing products while retaining high quality standards and reliability. We have outsourced our entry-level products to third party manufacturers to allow us to take advantage of our suppliers’ economies of scale for our higher volume, lower margin products.

In November 2003, we expanded an existing outsource manufacturing relationship with Benchmark Electronics, Inc. to include final assembly and test of a significant portion of our entry-level and workgroup tape automation product line. In connection with this expansion, we transferred to Benchmark approximately 150 team members associated with manufacturing, test and supply chain management. Benchmark assumed the lease on our Redmond, Washington manufacturing facility and purchased inventory associated with the product line and property, plant and equipment related to the operation for $15.1 million in cash. There was no gain or loss recorded on this transaction.

Subsequent Event

Subsequent to the end of the quarter, we announced the execution of a reseller agreement with EMC Corporation pursuant to which EMC will sell ADIC tape libraries subject to certain terms and conditions. All products sold through EMC will continue to bear the ADIC brand and all service associated with the products will be the responsibility of ADIC. We expect this expansion of our enterprise sales channel to gradually improve overall sales growth; however, there are no minimum purchase commitments under the arrangement, the quantity of products to be purchased by EMC will be based upon market demand and the agreement may be disruptive to our current business.

Results of Operations

Net Sales. Net sales increased during the second quarter of fiscal 2004 to $111.1 million, an increase of 10% from $100.6 million in the comparable quarter of fiscal 2003. Net sales for the six months ended April 30, 2004 were $229.4 million, an increase of 16% from $197.7 million during the six months ended April 30, 2003. The increase in both comparison periods is due to higher sales to both OEM and branded customers. During the second quarter of fiscal 2004, sales to OEM customers increased 16% and sales to branded customers increased 6% compared to the same period a year ago. As a percentage of net sales, OEM sales increased and branded sales decreased. For the three months ended April 30, 2004, OEM sales comprised 47% of net sales compared to 45% of net sales in the same period a year ago. Branded revenues represented 53% and 55% of net sales, respectively, during the same periods. During the six months ended April 30, 2004, sales to OEM customers increased 21% over the comparative period in fiscal 2003. Revenue from branded customers increased 12% during the six months ended April 30, 2004 compared to the six months ended April 30, 2003. The growth in OEM sales in both comparison periods is primarily due to increased sales of products introduced within the past two years. The growth in branded sales in the second quarter of fiscal 2004 compared to the same period in fiscal 2003 is primarily due to increased revenues from service contracts. For the six months ended April 30, 2004, revenues from service contracts and hardware products each accounted for approximately half of the revenue growth over the same period in fiscal 2003.

Intelligent Storage Solutions™ (ISS) products, which include elements of our software and connectivity technology and are sold through both branded and OEM sales channels, represented 38% of total sales during the second quarter of both fiscal 2004 and 2003. ISS related sales comprised 36% and 40% of total sales during the first six months of fiscal 2004 and 2003, respectively. This decline in the proportion of ISS revenue during the six months ended April 30, 2004 reflects growth in our other products rather than a drop in overall ISS sales. The absolute dollar value of our ISS sales increased in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. We believe that an increasing proportion of ISS sales, whether sold on a branded or OEM basis, will generally result in the likelihood of increasing gross margins as a percentage of sales, although this expected correlation may be overshadowed in any particular period by the specific mix of ISS products or other factors.

Gross Profit. Gross profit was $31.3 million or 28% of net sales for the three months ended April 30, 2004 compared to $32.9 million or 33% of net sales for the same period in fiscal 2003. For the six months ended April 30, 2004, gross profit was $65.6 million or 29% of net sales compared to $62.8 million or 32% of net sales for the same period in fiscal 2003. The decrease in gross profit as a percentage of net sales during both the three and six months ended April 30, 2004, is primarily the result of increased investment in our global services infrastructure to support our growing global customer base and a less profitable overall product mix. During both the three and six months ended April 30, 2004, increased global services costs and product mix contributed to declines in gross profit of two and one percentage points, respectively. We expect that gross profits will improve during the latter portion of the fiscal year as a result of acceptance of new higher margin products that include elements of our proprietary storage software and connectivity technology and the expansion of channels for sales of our enterprise-level products.

Sales and Marketing Expenses. Sales and marketing expenses were $17.3 million or 16% of net sales for the three months ended April 30, 2004 compared to $14.5 million or 14% of net sales for the same period in fiscal 2003. For the six month period ended April 30, 2004, sales and marketing expenses were $31.4 million or 14% of net sales compared to $27.7 million or 14% of net sales for the same period in fiscal 2003. Sales and marketing expenses have increased in absolute dollars primarily as a result of increased labor costs as we’ve added headcount as part of our continued efforts to expand our sales and services channels in order to penetrate new markets and customers and to support new product offerings. During the balance of fiscal 2004, we expect sales and marketing expenditures to increase in absolute dollars both domestically and in our European and other international markets.

General and Administrative Expenses. General and administrative expenses were $6.1 million or 5% of net sales for the three months ended April 30, 2004 compared to $6.2 million or 6% of net sales for the same period in fiscal 2003. For the six month period ended April 30, 2004, general and administrative expenses were $12.3 million or 5% of net sales compared to $12.1 million or 6% of net sales for the same period in fiscal 2003. We expect very modest growth in the absolute dollar amount of general and administrative expenses during the remainder of fiscal 2004.

Research and Development Expenses. Research and development expenses were $9.3 million or 8% of net sales for the second quarter of fiscal 2004 compared to $10.0 million or 10% of net sales for the second quarter of fiscal 2003. During the six months ended April 30, 2004, we incurred research and development expenses of $18.7 million or 8% of net sales compared to $20.3 million or 10% of net sales for the same period in fiscal 2003. Lower material costs associated with product development efforts accounted for the substantial portion of decrease in both comparative periods due to the timing of product introductions. During the first three and six months of fiscal 2003, we incurred significant costs related to the development of new products released in later quarters. We continue to believe that significant investment in research and development is required to remain competitive and to solidify our market position in intelligent storage solutions. We anticipate research and development spending to increase modestly in absolute dollars during the remainder of fiscal 2004 as we continue to invest in new product development and enhancements to our current product lines. Further, we believe the potential for growth in the market for storage solutions is sufficient to justify continued growth in our investment in research and development.

Other Income (Expense). Other income (expense) primarily consists of interest income, net gain on securities transactions and net foreign currency transaction gains (losses). Interest income was $519,000 and $585,000 during the second quarter of fiscal 2004 and 2003, respectively, and $1.1 million and $1.2 million during the first six months of fiscal 2004 and 2003, respectively. The decrease in interest income is the result of lower returns on cash and investment balances. Other income (expense) during the three months ended April 30, 2004 and 2003 includes a gain on securities transactions of $0 and $700,000, respectively. The gain on securities transactions during the six month period ended April 30, 2004 and 2003 was $871,000 and $1.4 million, respectively. The gains in both comparison periods are primarily related to the conversion of one of our investments in a private company to cash and marketable equity securities, the subsequent receipt of additional shares under earnout and escrow provisions and the sale of a portion of those securities. Foreign currency transaction gains (losses) were ($961,000) and $209,000 during the second quarter of fiscal 2004 and 2003, respectively, and ($87,000) and $1.2 million during the first six months of fiscal 2004 and 2003, respectively. The losses during fiscal 2004 are the result of the dollar strengthening against the euro during the three and six months ended April 30, 2004. Compared to the six months ended April 30, 2004, we expect a decline in other income (expense) during the remainder of fiscal 2004, as we do not believe that we will experience the same level of gains on securities transactions that we did during the first half of fiscal 2004 and 2003. Additionally, our net foreign currency transaction gains (losses) are impacted by fluctuations in the currency markets, and as the losses during the three and six months ended April 30, 2004 indicate, there is no assurance that we will experience the same types of gains on these transactions that we did in fiscal 2003.

Provision (Benefit) for Income Taxes. For the three months ended April 30, 2004, income tax benefit was $652,000 compared to income tax expense of $1.3 million for the comparable period in fiscal 2003. Income tax expense was $1.3 million for the six months ended April 30, 2004 compared to $2.2 million for the six months ended April 30, 2003. The effective income tax rates for the three and six months ended April 30, 2004 were 33% and 27%, respectively. The effective tax rates for the comparable periods in fiscal 2003 were 34% and 35%, respectively. Our effective tax rate is based on estimates and assumptions relating to future events and results, including our pre-tax income levels as well as the level of permanent deductions for our credits for research and development spending, our extraterritorial income exclusion and non-taxable interest income. Actual results could differ from those estimates. The effective tax rate includes tax expense for various federal, state and international jurisdictions. The lower tax rate during the first quarter of fiscal 2004 is due to tax benefits related to our credit for research and development spending, our extraterritorial income exclusion and non-taxable interest income.

Liquidity and Capital Resources

During the first six months of fiscal 2004, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization and an increase in deferred revenue, which were offset by increases in inventories and service parts for maintenance. Deferred revenue increased due to increased sales of service contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the service period. Inventories increased primarily due to an increase in raw materials to support our forecasted revenue. The increase in service parts for maintenance relates to maintenance of our increasing installed base of products. During the first six months of fiscal 2003, the difference between reported net income and cash provided by operating activities was primarily due to increases in accounts payable and accrued liabilities, which were offset by increases in accounts receivable and inventories. Accounts payable and accrued liabilities increased primarily due to the timing of payments. Accounts receivable increased primarily due to increased sales, and inventories increased as we launched both new products and existing products into new channels.

Cash flows provided by investing activities included proceeds from certain securities transactions, primarily the maturities of marketable debt securities and sale of marketable equity securities, of $20.1 million and $13.4 million for the first six months of fiscal 2004 and 2003, respectively. These proceeds were partially offset by purchases of marketable securities of $4.0 million and $2.4 million during the first six months of fiscal 2004 and 2003, respectively, and $364,000 of investments in non-marketable securities of non-public technology businesses during the first six months of fiscal 2004. During the six months ended April 30, 2004, we received proceeds of $15.1 million from the disposal of assets held for sale, which primarily comprised inventory and leasehold improvements related to the Benchmark manufacturing outsourcing agreement completed during the period. Investments in property, plant and equipment were $9.0 million and $6.4 million during the first six months of fiscal 2004 and 2003, respectively. Capital expenditures during the first six months of fiscal 2004 were comprised primarily of computer hardware and software to support initiatives within our global services and research and development organizations and tooling and equipment related to new product introductions. Capital expenditures during the first six months of fiscal 2003 were comprised primarily of computer hardware and software for our global information technology infrastructure and tooling and equipment related to new product introductions.

With respect to cash flows provided by financing activities, during the first six months of fiscal 2004 and 2003, we received proceeds from the issuance of common stock under our Stock Purchase Plan and the exercise of stock options of $5.9 million and $2.9 million, respectively. We repurchased $697,000 of our common stock during the six months ended April 30, 2003; there were no such repurchases during the six months ended April 30, 2004. During the six months ended April 30, 2003, we borrowed $781,000 on a credit line from a German bank, which we repaid in full during fiscal 2003. Offsetting cash flows provided by financing activities in both periods were certain payments on short-term and long-term debt, which were $103,000 and $1.5 million for the first six months of fiscal 2004 and 2003, respectively. As of April 30, 2004, our debt consists of a $1.2 million loan payable to a German bank that we expect to repay in full during the third quarter of fiscal 2004.

At April 30, 2004, our cash and cash equivalents increased by $39.5 million compared to cash and cash equivalents at October 31, 2003. Our cash and cash equivalents and marketable securities totaled $225.4 million and $201.2 million at April 30, 2004 and October 31, 2003, respectively. Our working capital, the difference between current assets and current liabilities, was $283.9 million and $276.4 million at April 30, 2004 and October 31, 2003, respectively. The ratio of current assets to current liabilities was 3.9 to 1 at both April 30, 2004 and October 31, 2003.

In connection with the manufacturing asset sale and related outsourcing transaction with Benchmark, we are incurring certain relocation costs to exit the manufacturing facility that was transferred to Benchmark and relocate certain ADIC team members, including costs relating to building out office space to house these team members. These costs are accounted for as they are incurred in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the six months ended April 30, 2004, we recorded $752,000 of these costs, the substantial majority of which was related to the build out of office space. We believe that as of April 30, 2004, we have incurred substantially all relocation and exit costs related to this transaction. The actual costs incurred are materially consistent with our initial estimates of $750,000 in total, with approximately $60,000 to be expensed as incurred and $690,000 to be capitalized as leasehold improvements.

During fiscal 2001 we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site which has been replaced by a larger facility. During the six month period ended April 30, 2004, we made payments of $285,000. These payments reduced the liability from $1,008,000 at October 31, 2003 to $723,000 at April 30, 2004. We expect these payments to continue through December 2006.

Based on our cash position, anticipated profitable operations and planned expenditures, we believe that our existing cash and cash equivalents, marketable securities, debt capacity and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. In addition, we have made and expect to continue to make investments in companies with whom we have identified potential synergies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures.

The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar as of April 30, 2004 would have resulted in an approximately $1.9 million decrease in income before provision for income taxes during the first six months of fiscal 2004. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries.

At April 30, 2004, we had fixed rate debt of $1.1 million at 4.4% provided by a German bank. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at April 30, 2004.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, and they have determined that as of April 30, 2004 our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended April 30, 2004, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual shareholders meeting on March 10, 2004 the following actions were taken:

i.	The proposal to amend the Advanced Digital Information Corporation 1999 Stock Incentive Compensation Plan was approved. It received the following votes:

	Votes	Percent of Votes
For	36,930,350	82.82%

Against	7,102,624	15.93%

Abstain	558,716	1.25%

There were 16,087,445 broker non-votes on the foregoing proposal.

ii.	The proposal to amend the Advanced Digital Information Corporation 1997 Stock Purchase Plan was approved. It received the following votes:

	Votes	Percent of Votes
For	37,376,766	83.82%

Against	6,670,410	14.96%

Abstain	554,514	1.22%

There were 16,087,445 broker non-votes on the foregoing proposal.

iii.	Two directors were reelected to the Board, each to hold office for three-year terms. The nominees received the following votes (there were no broker non-votes):

Nominee	Number of Votes For	Number of Votes Withheld
Tom A. Alberg	56,790,164	3,888,971

Walter F. Walker	55,488,666	5,190,469

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index on page 18 below.

(b)	Reports on Form 8-K

On February 12, 2004, ADIC furnished a Current Report on Form 8-K under Items 12 and 7 containing a press release announcing financial results relating to our first quarter of fiscal 2004 ended January 31, 2004.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Peter H. van Oppen, Chairman and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jon W. Gacek, Executive Vice President and Chief Financial Officer of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter H. van Oppen, Chairman and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jon W. Gacek, Executive Vice President and Chief Financial Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: June 11, 2004	/s/ PETER H. VAN OPPEN
Peter H. van Oppen, Chairman and Chief Executive Officer

Dated: June 11, 2004	/s/ JON W. GACEK
Jon W. Gacek, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)