Form 10-Q
period 2004-07-31
ADVANCED DIGITAL INFORMATION CORP
filed 2004-09-10
CIK 770403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Yes  ☒    No  ☐

The total shares of common stock without par value outstanding at the end of the quarter reported is 63,547,643.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Digital Information Corporation

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	July 31, 2004	October 31, 2003
Assets
Current assets:
Cash and cash equivalents	$224,594	$180,401
Accounts receivable, net of allowances of $1,451 in 2004 and $1,435 in 2003	86,917	100,391
Inventories, net	47,306	35,736
Short-term marketable securities	1,000	20,788
Assets held for sale	—	12,384
Prepaid expenses and other	2,943	2,356
Income taxes receivable	8,155	5,520
Deferred income taxes	13,699	13,638

Total current assets	384,614	371,214
Property, plant and equipment, net of accumulated depreciation of $37,160 in 2004 and $26,141 in 2003	47,391	45,505
Service parts for maintenance, net of accumulated amortization of $27,575 in 2004 and $20,924 in 2003	28,165	28,427
Investments	4,161	3,728
Goodwill	2,596	2,596
Intangible and other assets, net of accumulated amortization of $2,732 in 2004 and $2,250 in 2003	1,433	1,702

	$468,360	$453,172

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$52,268	$45,159
Accrued liabilities	18,411	19,653
Deferred revenue	38,752	29,848
Current portion of long-term debt	—	192

Total current liabilities	109,431	94,852
Deferred income taxes	2,523	2,507
Long-term debt	—	967
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 63,547,643 issued and outstanding (63,700,832 in 2003)	233,008	234,190
Retained earnings	122,967	120,650
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	431	(42)
Unrealized investment gains	—	48

Total shareholders’ equity	356,406	354,846

	$468,360	$453,172

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net sales	$110,034	$108,259	$339,406	$305,997
Cost of sales	80,387	75,683	244,115	210,651

Gross profit	29,647	32,576	95,291	95,346

Operating expenses:
Sales and marketing	17,522	14,355	48,939	42,012
General and administrative	5,823	5,948	18,107	18,095
Research and development	9,565	9,986	28,265	30,257

	32,910	30,289	95,311	90,364

Operating profit (loss)	(3,263)	2,287	(20)	4,982

Other income (expense):
Interest income	649	598	1,710	1,834
Gain on securities transactions, net	—	976	871	2,388
Foreign currency transaction gains (losses), net	203	(111)	116	1,060
Other	(136)	(133)	(316)	(347)

	716	1,330	2,381	4,935

Income (loss) before provision (benefit) for income taxes	(2,547)	3,617	2,361	9,917
Provision (benefit) for income taxes	(1,264)	982	44	3,177

Net income (loss)	$(1,283)	$2,635	$2,317	$6,740

Basic net income (loss) per share	$(0.02)	$0.04	$0.04	$0.11

Diluted net income (loss) per share	$(0.02)	$0.04	$0.04	$0.11

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended July 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,317	$6,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,235	16,625
Bad debt expense	46	507
Inventory obsolescence	2,442	4,298
Gain on securities transactions	(871)	(2,388)
Deferred income taxes	(36)	(144)
Tax benefit from exercise of stock options	1,777	1,376
Other	49	40
Change in assets and liabilities:
Accounts receivable	13,135	(14,038)
Inventories	(15,020)	(15,213)
Prepaid expenses and other assets	(571)	(118)
Income taxes receivable	(2,664)	9,457
Service parts for maintenance	(7,959)	(7,437)
Accounts payable	6,270	12,804
Accrued liabilities	(1,571)	6,721
Deferred revenue	8,571	3,034

Net cash provided by operating activities	24,150	22,264

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,755)	(11,219)
Proceeds from assets held for sale	16,740	—
Purchase of marketable securities	(4,004)	(13,852)
Proceeds from securities transactions	24,590	32,266
Purchase of other investments	(504)	(363)
Purchase of intangible assets	(200)	—
Return of investment on other investments	71	—

Net cash provided by investing activities	23,938	6,832

Cash flows from financing activities:
Repayment of short-term and long-term debt	(1,221)	(3,265)
Proceeds from short-term borrowings	—	781
Repurchase of common stock	(9,510)	(697)
Proceeds from issuance of common stock for stock options, stock warrants and Stock Purchase Plan	6,551	3,782

Net cash provided by (used in) financing activities	(4,180)	601

Effect of exchange rate changes on cash	285	1,241

Net increase in cash and cash equivalents	44,193	30,938
Cash and cash equivalents at beginning of period	180,401	150,741

Cash and cash equivalents at end of period	$224,594	$181,679

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended July 31, 2004

(In thousands)

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 31, 2003	63,701	$234,190	$120,650	$6	$354,846
Shares repurchased	(1,010)	(9,510)	—	—	(9,510)
Purchases under Stock Purchase Plan	131	1,395	—	—	1,395
Exercise of stock options, including tax benefit of $1,777	701	6,879	—	—	6,879
Exercise of warrants	25	54	—	—	54
Comprehensive income:
Net income	—	—	2,317	—	—
Change in unrealized investment gains:
Unrealized investment losses, net of tax of $27	—	—	—	(50)	—
Reclassification adjustment for investment losses included in net income, net of tax of $1	—	—	—	2	—
Change in foreign currency translation adjustment, net of tax of $255	—	—	—	473	—
Total comprehensive income	—	—	—	—	2,742

Balance at July 31, 2004	63,548	$233,008	$122,967	$431	$356,406

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements

July 31, 2004

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2003. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and nine month periods ended July 31, 2004 are not necessarily indicative of results to be expected for a full year.

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

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

July 31, 2004

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
	(In thousands, except for per share data)
Net income (loss), as reported	$(1,283)	$2,635	$2,317	$6,740
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,608)	(1,465)	(5,006)	(5,046)

Pro forma net income (loss)	$(2,891)	$1,170	$(2,689)	$1,694

Basic net income (loss) per share:
As reported	$(0.02)	$0.04	$0.04	$0.11

Pro forma	$(0.05)	$0.02	$(0.04)	$0.03

Diluted net income (loss) per share:
As reported	$(0.02)	$0.04	$0.04	$0.11

Pro forma	$(0.05)	$0.02	$(0.04)	$0.03

The majority of the options granted during the three and nine months ended July 31, 2004 and 2003 expire after ten years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted during the periods presented:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Weighted average risk free interest rates	4.08%	2.80%	3.89%	3.16%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	79%	79%	79%	79%
Expected lives (in years)	6.0	6.0	6.0	6.0

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

July 31, 2004

(Unaudited)

Note 3. Benchmark outsourcing agreement

In November 2003, we expanded an existing outsource manufacturing relationship with Benchmark Electronics, Inc. to include final assembly and test of a significant portion of our entry-level and workgroup tape automation product line. In connection with this expansion, we transferred to Benchmark approximately 150 team members associated with manufacturing, test and supply chain management. Benchmark assumed the lease on our Redmond, Washington manufacturing facility and purchased inventory associated with the product line and property, plant and equipment related to the operation for $15.1 million in cash. This purchase price exceeded the $12.4 million of assets held for sale as of October 31, 2003 primarily due to the fact that certain inventory purchased during November 2003 was sold to Benchmark. In June 2004, we further expanded our existing outsource relationship to incorporate screening and repair of certain entry-level and workgroup tape automation products. In connection with this expansion, we transferred to Benchmark certain team members from our customer service and repair operations in Redmond. Additionally, Benchmark purchased certain inventory and property, plant and equipment associated with these operations for $1.6 million in cash. There was no gain or loss recorded on any of these transactions.

Note 4. Earnings per share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended July 31, 2004 and 2003. For the three months ended July 31, 2004, options to purchase 2,305,000 shares of common stock, which would be equal to 404,000 adjusted weighted average shares, were not included in the computation of diluted net loss per share because they are antidilutive.

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
	(In thousands, except for per share data)
Numerator:
Net income (loss)	$(1,283)	$2,635	$2,317	$6,740

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	64,235	62,657	64,135	62,291
Dilutive potential common shares from Team Member (employee) stock options and warrants	—	1,024	905	857

Denominator for diluted net income (loss) per share—adjusted weighted average shares and assumed conversions	64,235	63,681	65,040	63,148

Basic net income (loss) per share	$(0.02)	$0.04	$0.04	$0.11

Diluted net income (loss) per share	$(0.02)	$0.04	$0.04	$0.11

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

July 31, 2004

(Unaudited)

Note 5. Inventories

Inventories are comprised of the following:

	July 31, 2004	October 31, 2003
	(In thousands)
Finished goods	$33,546	$30,858
Work-in-process	183	622
Raw materials	26,414	18,275

	60,143	49,755
Allowance for inventory obsolescence	(12,837)	(14,019)

	$47,306	$35,736

Note 6. Investments in short-term marketable securities and other investments

At July 31, 2004, both the cost basis and the fair value of the marketable securities we held was $1,000,000. At July 31, 2004, marketable securities comprised investment-grade government and commercial debt securities purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. Consistent with our investment policy, investment maturities do not exceed 24 months at the date of purchase. The objectives of our cash management policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. We did not sell any marketable securities during the three months ended July 31, 2004. During the three months ended July 31, 2003, we sold a portion of our marketable equity securities that we held at that time for a realized gain of $818,000. During the nine month periods ended July 31, 2004 and 2003, sales of marketable securities resulted in gains of $48,000 and $1,455,000, respectively.

From time to time, we make other strategic investments that are accounted for under the cost method. In November 2002, one of these investments was converted to cash and marketable equity securities with a combined value of $8,351,000, and we recorded a gain on securities transactions of $651,000. During the nine months ended July 31, 2004 and 2003, we received additional shares of marketable equity securities under earnout and escrow provisions of the November 2002 investment transaction noted above and recorded additional gains on securities transactions of $823,000 and $282,000, respectively. During the three months ended July 31, 2004 and 2003, we recorded gains of $0 and $158,000, respectively.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

July 31, 2004

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

Changes in our accrued warranty balance for the nine months ended July 31, 2004 are as follows (in thousands):

Balance at October 31, 2003	$5,481
Accruals for warranties issued	6,649
Settlements during the period	(5,663)

Balance at July 31, 2004	$6,467

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements (Continued)

July 31, 2004

(Unaudited)

Note 8. Commitments and contingencies

During fiscal 2001 we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site which has been replaced by a larger facility. During the nine month period ended July 31, 2004, we made payments of $529,000, $394,000 of which related to unused capacity in the facility. This $394,000 reduced the liability from $1,008,000 at October 31, 2003 to $614,000 at July 31, 2004. We expect these payments to continue through December 2006.

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

During the third quarter of fiscal 2004 we experienced our second quarterly sequential decline in revenues after six quarters of sequential sales growth. The causes of these lower sales volumes include customer decision-making cycles being lengthened due to an increase in the number of available software, disk or tape-based storage alternatives being evaluated, general economic uncertainties and customer resource constraints due to new regulatory compliance and internal financial control requirements. Despite these factors, our new hardware and software-based products continue to be well received by our customers. We are continuing to build our global presence as a provider of enterprise-level storage solutions. We expect our new products, existing OEM partners and relationship with EMC will further establish us as a leader in providing innovative, enterprise-class hardware and data-management software products incorporating both disk and tape and will help gradually improve overall sales growth and result in improved financial results. Achieving these results, however, will take time and financial commitment.

We expect to continue to expand our product offerings with a focus on elements that both differentiate our products from competitors and meet increasing customer demands in a constantly evolving and competitive industry. We are in the process of transforming our business from one that has historically been heavily dependent on mid-range tape storage to one that focuses on creating innovative, enterprise-class hardware and data management software products incorporating both disk and tape. We believe our ability to serve broader markets with enterprise-level products and software will be key to our future success. In addition, we view a comprehensive global service strategy as an integral component of our total customer solution. We believe that service includes the standard activities needed to ensure successful selection, installation and on-going support of products, as well as innovative product design that can help minimize the need for conventional service. Service infrastructure and technology investment has been—and continues to be—a major priority, as we scale to meet our organizational growth and the needs of our expanding installed base.

We believe continued investment in sales and marketing and research and development is required in order to successfully penetrate new markets, reach new customers and expand our offerings. The competition in our industry is strong and we must constantly work to reduce the cost of our existing products while retaining high quality standards and reliability. We have outsourced the production of our entry-level products and a portion of the repair of these products to third party manufacturers to allow us to take advantage of our suppliers’ economies of scale in component purchasing, manufacturing test and other areas associated with production of our higher volume, lower margin products.

In November 2003, we expanded an existing outsource manufacturing relationship with Benchmark Electronics, Inc. to include final assembly and test of a significant portion of our entry-level and workgroup tape automation product line. In connection with this expansion, we transferred to Benchmark approximately 150 team members associated with manufacturing, test and supply chain management. Benchmark assumed the lease on our Redmond, Washington manufacturing facility and purchased inventory associated with the product line and property, plant and equipment related to the operation for $15.1 million in cash. In June 2004, we further expanded our existing outsource relationship to incorporate screening and repair of certain entry-level and workgroup tape automation products. In connection with this expansion, we transferred to Benchmark certain team members from our customer service and repair operations in Redmond. Additionally, Benchmark purchased certain inventory and property, plant and equipment associated with these operations for $1.6 million in cash. There was no gain or loss recorded on any of these transactions.

In June 2004, we announced the execution of a reseller agreement with EMC Corporation pursuant to which EMC will sell ADIC tape libraries subject to certain terms and conditions. All products sold through EMC will continue to bear the ADIC brand and all service associated with the products will be the responsibility of ADIC. We expect this expansion of our enterprise sales channel to gradually improve overall sales growth; however, there are no minimum purchase commitments under the arrangement, the quantity of products to be purchased by EMC will be based upon market demand and the agreement may be disruptive to our current business.

Results of Operations

Net Sales. Net sales increased during the third quarter of fiscal 2004 to $110.0 million, an increase of 2% from $108.3 million in the comparable quarter of fiscal 2003. Net sales for the nine months ended July 31, 2004 were $339.4 million, an increase of 11% from $306.0 million during the nine months ended July 31, 2003. During the third quarter of fiscal 2004, sales to branded customers increased 4% while sales to OEM customers decreased 1% as compared to the same period in fiscal 2003. As a percentage of net sales, branded sales increased and OEM sales decreased. For the three months ended July 31, 2004, branded revenues comprised 52% of net sales compared to 51% of net sales in the same period a year ago. OEM sales represented 48% and 49% of net sales, respectively, during the same periods. The growth in branded sales during the third quarter of fiscal 2004 is primarily due to increased revenues from service contracts. During the same period, sales to OEM customers decreased slightly as a decline in sales of older products approximately offset growth in sales of more recently introduced products. During the nine months ended July 31, 2004, revenue from branded sales increased 9% over the comparative period in fiscal 2003. Sales to OEM customers increased 13% during the nine months ended July 31, 2004 compared to the nine months ended July 31, 2003. For the nine months ended July 31, 2004, branded revenues comprised 52% of net sales compared to 53% of net sales in the same period a year ago. OEM sales represented 48% and 47% of net sales, respectively, during the same periods. The growth in branded sales during the nine months ended July 31, 2004 is primarily due to increased revenues from service contracts. The growth in OEM sales for the nine months ended July 31, 2004 is primarily due to increased sales of products introduced within the past two years.

Intelligent Storage Solutions™ (ISS) products, which include elements of our software and connectivity technology and are sold through both branded and OEM sales channels, represented 40% and 33% of total sales during the third quarter of fiscal 2004 and 2003, respectively. ISS related sales comprised 37% and 38% of total sales during the first nine months of fiscal 2004 and 2003, respectively. This decline in the proportion of ISS revenue during the nine months ended July 31, 2004 reflects growth in our other products rather than a drop in overall ISS sales. The absolute dollar value of our ISS sales increased in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. We believe that an increasing proportion of ISS sales, whether sold on a branded or OEM basis, will generally result in the likelihood of increasing gross margins as a percentage of sales, although this expected correlation may be overshadowed in any particular period by sales levels, the specific mix of ISS products or other factors.

Gross Profit. Gross profit was $29.6 million or 27% of net sales for the three months ended July 31, 2004 compared to $32.6 million or 30% of net sales for the same period in fiscal 2003. For the nine months ended July 31, 2004, gross profit was $95.3 million or 28% of net sales compared to $95.3 million or 31% of net sales for the same period in fiscal 2003. The decrease in gross profit as a percentage of net sales during both the three and nine months ended July 31, 2004, is primarily the result of increased investment in our global services infrastructure to support our growing global customer base. Lower-than-expected sales volumes have caused the growth in our global services costs to outpace our revenue growth. We expect that gross profits will improve as new higher margin products that include elements of our proprietary storage software and connectivity technology continue to gain acceptance, new channels add incremental sales of our enterprise-level products and broader economic uncertainties diminish.

Sales and Marketing Expenses. Sales and marketing expenses were $17.5 million or 16% of net sales for the three months ended July 31, 2004 compared to $14.4 million or 13% of net sales for the same period in fiscal 2003. For the nine month period ended July 31, 2004, sales and marketing expenses were $48.9 million or 14% of net sales compared to $42.0 million or 14% of net sales for the same period in fiscal 2003. Sales and marketing expenses have increased in absolute dollars primarily as a result of increased labor costs as we’ve added headcount as part of our continued efforts to expand our sales channels in order to penetrate new markets, reach new customers and support new product offerings. During the remainder of fiscal 2004, we expect sales and marketing expenditures to increase in absolute dollars both domestically and in our European and other international markets.

General and Administrative Expenses. General and administrative expenses were $5.8 million or 5% of net sales for the three months ended July 31, 2004 compared to $5.9 million or 5% of net sales for the same period in fiscal 2003. For the nine month period ended July 31, 2004, general and administrative expenses were $18.1 million or 5% of net sales compared to $18.1 million or 6% of net sales for the same period in fiscal 2003. We expect very modest growth in the absolute dollar amount of general and administrative expenses during the fourth quarter of fiscal 2004.

Research and Development Expenses. Research and development expenses were $9.6 million or 9% of net sales for the third quarter of fiscal 2004 compared to $10.0 million or 9% of net sales for the third quarter of fiscal 2003. During the nine months ended July 31, 2004, we incurred research and development expenses of $28.3 million or 8% of net sales compared to $30.3 million or 10% of net sales for the same period in fiscal 2003. Lower material costs associated with product development efforts accounted for the substantial portion of decrease in both comparative periods due to the timing of product introductions. During the three and nine months ended July 31, 2003, we incurred significant costs related to the development of new products released during the second half of fiscal 2003. We continue to believe that significant investment in research and development is required to remain competitive and to solidify our market position in intelligent storage solutions. We anticipate research and development spending to increase in absolute dollars during the fourth quarter of fiscal 2004 as we continue to invest in new product development and enhancements to our current product lines. Further, we believe the potential for growth in the market for storage solutions is sufficient to justify continued growth in our investment in research and development.

Other Income. Other income primarily consists of interest income, net gain on securities transactions and net foreign currency transaction gains (losses). Interest income was $649,000 and $598,000 during the third quarter of fiscal 2004 and 2003, respectively, and $1.7 million and $1.8 million during the first nine months of fiscal 2004 and 2003, respectively. The increase in interest income during the three months ended July 31, 2004 is the result of higher returns on cash and investment balances. Other income during the three months ended July 31, 2004 and 2003 includes a gain on securities transactions of $0 and $976,000, respectively. The gain on securities transactions during the nine month period ended July 31, 2004 and 2003 was $871,000 and $2.4 million, respectively. The gains in both comparison periods are primarily related to the conversion of one of our investments in a private company to cash and marketable equity securities, the subsequent receipt of additional shares under earnout and escrow provisions and the sale of a portion of those securities. Foreign currency transaction gains (losses) were $203,000 and $(111,000) during the third quarter of fiscal 2004 and 2003, respectively, and $116,000 and $1.1 million during the first nine months of fiscal 2004 and 2003, respectively. Our net foreign currency transaction gains (losses) are impacted by fluctuations in the currency markets, and there is no assurance that we will experience the same types of gains on these transactions that we have in many recent periods. Excluding net foreign currency transaction gains (losses), we expect other income to remain flat during the fourth quarter of fiscal 2004.

Provision (Benefit) for Income Taxes. For the three months ended July 31, 2004, income tax benefit was $1.3 million compared to income tax expense of $982,000 for the comparable period in fiscal 2003. Income tax expense was $44,000 for the nine months ended July 31, 2004 compared to $3.2 million for the nine months ended July 31, 2003. The effective income tax rates for the three and nine months ended July 31, 2004 were a benefit of 50% and an expense of 2%, respectively. The effective tax rates for the comparable periods in fiscal 2003 were 27% and 32%, respectively. The estimate of our effective tax rate is based on currently applicable tax law and estimates and assumptions relating to future events and results, including our pre-tax income levels as well as the level of permanent deductions for our credits for research and development spending, our extraterritorial income exclusion and non-taxable interest income. Actual results could differ from those estimates. The effective tax rate includes tax expense for various federal, state and international jurisdictions. The tax benefit during the third quarter of fiscal 2004 reflects the quarter’s loss and adjustments in our year-to-date tax provision reflecting lower estimates for annual pre-tax income and the annual effective tax rate. Lower pre-tax income results in a lower anticipated effective tax rate as tax credits and non-taxable items represent a larger proportion of income.

Liquidity and Capital Resources

During the first nine months of fiscal 2004, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, a decrease in accounts receivable and increases in accounts payable and deferred revenue, which were offset by increases in inventories and service parts for maintenance. Accounts receivable decreased primarily due to lower revenues. Inventories and accounts payable increased primarily due to an increase in raw materials to support our forecasted revenue. The increase in service parts for maintenance relates to maintenance of our growing installed base of products. Deferred revenue increased due to increased sales of service contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the service period. During the first nine months of fiscal 2003, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, increases in accounts payable and accrued liabilities and a receipt of a tax refund, which were offset by increases in accounts receivable, inventories and service parts for maintenance. Accounts receivable increased primarily due to increased sales, and inventories and service parts for maintenance increased as we launched both new products and existing products into new channels. Accounts payable and accrued liabilities increased primarily due to the timing of payments.

Cash flows provided by investing activities included proceeds from certain securities transactions, primarily the maturities of marketable debt securities and sale of marketable equity securities, of $24.6 million and $32.3 million for the first nine months of fiscal 2004 and 2003, respectively. These proceeds were partially offset by purchases of marketable securities of $4.0 million and $13.9 million during the first nine months of fiscal 2004 and 2003, respectively, and $504,000 and $363,000 of investments in non-marketable securities of non-public technology businesses during the same respective periods. During the nine months ended July 31, 2004, we received proceeds of $16.7 million from the disposal of assets held for sale, which primarily comprised inventory and leasehold improvements related to the Benchmark manufacturing outsourcing agreement completed during the period. Investments in property, plant and equipment were $12.8 million and $11.2 million during the first nine months of fiscal 2004 and 2003, respectively. Capital expenditures during the first nine months of fiscal 2004 were comprised primarily of computer hardware and software to support initiatives within our global services and research and development organizations and tooling and equipment related to new product introductions. Capital expenditures during the first nine months of fiscal 2003 were comprised primarily of computer hardware and software for our global information technology infrastructure and tooling and equipment related to new product introductions.

With respect to cash flows provided by (used in) financing activities, during the first nine months of fiscal 2004 and 2003, we received proceeds from the issuance of common stock under our Stock Purchase Plan and the exercise of stock options and stock warrants of $6.6 million and $3.8 million, respectively. We repurchased $9.5 million and $697,000 of our common stock during the nine months ended July 31, 2004 and 2003, respectively. During the nine months ended July 31, 2003, we borrowed $781,000 on a credit line from a German bank, which we repaid in full during fiscal 2003. Offsetting cash flows provided by financing activities in both periods were certain payments on short-term and long-term debt, which were $1.2 million and $3.3 million for the first nine months of fiscal 2004 and 2003, respectively. All of our outstanding debt was repaid in full during the third quarter of fiscal 2004.

At July 31, 2004, our cash and cash equivalents increased by $44.2 million compared to cash and cash equivalents at October 31, 2003. Our cash and cash equivalents and marketable securities totaled $225.6 million and $201.2 million at July 31, 2004 and October 31, 2003, respectively. Our working capital, the difference between current assets and current liabilities, was $275.2 million and $276.4 million at July 31, 2004 and October 31, 2003, respectively. The ratio of current assets to current liabilities was 3.5 to 1 and 3.9 to 1 at July 31, 2004 and October 31, 2003, respectively.

During fiscal 2001 we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site which has been replaced by a larger facility. During the nine month period ended July 31, 2004, we made payments of $529,000, $394,000 of which related to unused capacity in the facility. This $394,000 reduced the liability from $1,008,000 at October 31, 2003 to $614,000 at July 31, 2004. We expect these payments to continue through December 2006.

Based on our cash position, anticipated profitable operations and planned expenditures, we believe that our existing cash and cash equivalents, marketable securities, debt capacity and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are of strategic value, which may require the use of cash. In addition, we have made and expect to continue to make investments in companies with whom we have identified potential synergies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency rates and interest rates. We may enter into various derivative transactions to manage certain of these exposures.

The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar as of July 31, 2004 would have resulted in an approximately $1.8 million decrease in income before provision for income taxes during the first nine months of fiscal 2004. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, and they have determined that as of July 31, 2004 our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended July 31, 2004, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On December 22, 2003, three former team members filed a lawsuit against ADIC in U.S. District Court for the Western District of Washington (Williams et. al vs. Advanced Digital Information Corporation). The plaintiffs alleged that ADIC failed to pay wages in accordance with the Fair Labor Standards Act and the Washington Minimum Wage Act. ADIC settled with the plaintiffs in June 2004 for a nominal amount. This settlement did not have a material adverse effect on our business, financial condition, liquidity or operating results.

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

The shares of common stock issuable by ADIC upon exercise of the Assumed Warrants have not been registered under the Securities Act of 1933, as amended, and have been issued upon exercise of Assumed Warrants in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the Assumed Warrants were issued to, and are held by, a limited number of accredited investors. The following table sets forth information with respect to unregistered shares of ADIC common stock that were issued upon exercise of Assumed Warrants during the quarter ended July 31, 2004:

Date of Sale	Purchaser	Consideration Paid	Number of Shares Purchased
6/4/04	Amschel, LLC / Coller Investment Capital	$54,182	22,881

As of June 23, 2004, the remaining outstanding Assumed Warrants (providing for the issuance of an aggregate of 3,482 shares) expired without being exercised.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index on page 19 below.

(b)	Reports on Form 8-K

On May 13, 2004, ADIC furnished a Current Report on Form 8-K under Items 12 and 7 containing a press release announcing financial results relating to our second quarter of fiscal 2004 ended April 30, 2004.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President – Finance and Operations of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President – Finance and Operations of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: September 10, 2004	/s/ PETER H. VAN OPPEN
Peter H. van Oppen, Chair and Chief Executive Officer

Dated: September 10, 2004	/s/ JON W. GACEK
Jon W. Gacek, Chief Financial Officer and Executive Vice President – Finance and Operations (Principal Financial and Accounting Officer)