Form 10-Q/A
period 2004-07-31
ADVANCED DIGITAL INFORMATION CORP
filed 2004-09-17
CIK 770403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004 to amend and restate Part II and include additional information regarding our stock repurchase program required to be reported under Item 2 of Part II. All information contained in this amendment is as of September 10, 2004, the original filing date of our Quarterly Report. This amendment does not change our previously reported financial statements for the quarter.

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

During the quarterly period ended July 31, 2004, ADIC repurchased shares of its common stock on the open market as set forth on the following table. All shares were purchased under ADIC’s publicly announced stock repurchase program approved by the Board of Directors in May 2002. The repurchase program permits open market purchases from time to time and remains in effect until the total authorized number of shares have been repurchased or until earlier terminated by the Board. As of July 31, 2004, a total of 3,989,607 shares remained available for repurchase.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (May 2004)	N/A	N/A	N/A	5,000,000
Month #2 (June 2004)	445,600	$9.61	445,600	4,554,400
Month #3 (July 2004)	564,793	$8.96	564,793	3,989,607

Total	1,010,393	$9.06	1,010,393	3,989,607

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

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: September 17, 2004	/s/ PETER H. VAN OPPEN
Peter H. van Oppen, Chair and Chief Executive Officer

Dated: September 17, 2004	/s/ JON W. GACEK
Jon W. Gacek, Chief Financial Officer and Executive Vice President – Finance and Operations (Principal Financial and Accounting Officer)