Form 10-K
period 2004-10-31
ADVANCED DIGITAL INFORMATION CORP
filed 2005-01-13
CIK 770403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the Fiscal Year Ended October 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the Transition Period From to

Commission file number 0-21103

Advanced Digital Information Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1618616
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

P.O. Box 97057	98073-9757
11431 Willows Road N.E.	(Zip Code)
Redmond, Washington
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(425) 881-8004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
(None)	(None)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

The aggregate market value of voting stock held by nonaffiliates of the registrant is $644,898,640 as of April 30, 2004, based on the closing sale price of such stock on the Nasdaq National Market on that date.

There were 63,780,563 shares of common stock outstanding as of December 15, 2004.

The information requested by Items 10, 11, 12, 13 and 14 of Part III, to the extent not set forth herein, is incorporated by reference to the proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held on March 10, 2005.

PART I

Item 1.    Business

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar expressions. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include but are not limited to the risks discussed in the section entitled “Risk Factors” as well as elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Company Overview

ADIC® is a leading provider of Intelligent Storage™ solutions for the open systems marketplace. We design, market, sell and support hardware and software products that help a broad range of business and governmental organizations store, manage, access and protect their large-scale data more effectively. IT departments face increasingly complex data storage problems that can no longer be solved efficiently by purchasing more low-cost commodity products or adding raw capacity. Recognizing this fact, we apply innovative technologies to provide management and automation leverage so that our customers can solve their data storage problems more easily and make more effective use of their digital assets and human resources.

Industry Background

Information technology departments in businesses and government offices face an expanding set of problems with storing their data. Digitization has become nearly universal, with a variety of information now relying on digital format as its primary form. This phenomenon applies to business-critical records of all kinds, including documents, images and communications, as well as to the actual products of entire industries—including television broadcasting and Internet services. Intensifying the impact of this data wave is the rise of broadband communications and the ease of copying and moving records among users and sites. With a single mouse click, multiple copies of the same file—a picture, a presentation, a video clip, a spreadsheet—are sent to servers around the world, and copied over and over again.

The net effect is a rapid increase in the total amount of data being stored and managed, an increase that may outpace any change in fundamental business activity. The data storage requirements of virtually every company increase year after year, whether or not the business is growing.

Adding to the complexity of the data-management task are regulatory and economic issues. Virtually every company is now dealing with regulatory requirements from different organizations that recognize the critical value of this data and that mandate both its long-term preservation and rapid access. Different industries are affected by different regulations, and the interpretation of requirements is not always straightforward; however, organizations of all types recognize the significance of storing and protecting their data over time. At the same time, IT organizations find themselves under pressure to increase operational efficiencies by doing more with the same—or reduced—staff levels. IT departments have come to expect that every year they will face the problem of how to manage more data, in more places.

This situation makes it very difficult for many companies to continue to operate in the ways they had in the past, and it drives a rapidly increasing need for value-add solutions aimed to solve storage problems.

Part of the solution can be found in new technologies associated with storage and with information management:

•	Flexible, lower cost open system, client server platforms using UNIX, Linux and Windows operating systems are replacing mainframe environments.

•	Storage media, both fixed and removable, have been developed to provide more capacity and more different kinds of capacity at lower cost.

•	Data transmission transports, including Fibre Channel and Internet Protocol, have been applied to storage solutions.

•	New networking techniques designed specifically for storage have developed, including Storage Area Networks (SANs) and Network Attached Storage (NAS).

Each of these technologies, however, can also have the effect of creating additional adoption and integration tasks for overworked IT departments struggling to keep up with the growth of data and the requirements to manage it. Technologies alone, especially in their early phases, cannot provide the operating leverage that is achieved with a comprehensive data management solution.

Strategy

Our strategy is to design and develop innovative hardware and software solutions that help organizations deal with the widespread surge in digital data—enabling them to store, manage, access and protect their data more effectively and efficiently. To do this, we develop and acquire core intellectual property and use the resulting technology to provide organizations with the ability to surmount their data management challenges intelligently and control their digital assets easily and transparently.

Maintaining independence from any one tape, disk or other storage format continues to be a key strategic tenet, allowing us to take advantage of innovative storage format developments. Because we focus on providing complete solutions, our products may include a variety of storage types, including various tape formats, magnetic disk, optical or emerging technologies—combined with our proprietary connectivity and management features. Heterogeneous support of open-systems platforms is also an important differentiating feature, and we remain committed to creating software and hardware solutions designed to work in these (UNIX, Linux and Windows) environments.

We deliver integrated data management and storage through multiple sales channels. Selection of these sales channels is dependent on their ability to access end user customers and help us meet customer needs. We typically sell our newest, most innovative products through our ADIC branded channels—and utilize OEM channels to deliver more established higher volume products to broader markets.

Products

Our principal products fall broadly into three categories: automated tape libraries, data management software and disk-based data protection solutions. These three product categories, in combination with related offerings from our global services group, define the vast majority of our business.

Automated Tape Libraries

Our tape libraries are high capacity innovative storage solutions. Our libraries substantially increase the value associated with commodity tape drives by integrating them into a full system using a combination of automation technology, advanced connectivity and effective management tools. These library solutions are primarily used to back up networked data in open systems environments that deploy UNIX, Linux or Windows servers, and they integrate several tape drive technologies from different suppliers. Today, the preferred tape drive choices are LTO, DLT/SDLT and AIT technologies. In each of 2001, 2002 and 2003, Gartner Dataquest named ADIC the world’s largest supplier of automated tape systems using the drive technologies noted above.

Our automated tape libraries range in size from easy-to-use desk-top units suitable for a small office to storage networking solutions that can protect the largest data center. A typical entry-level unit contains one or two tape drives and up to 24 cartridges, whereas our large enterprise-class libraries can contain up to hundreds of drives and thousands of cartridges. Many of our models designed for enterprise applications are characterized by a high level of automation and intelligence. Our managed connectivity technology helps the libraries improve the performance and reliability of backup in SANs, and our innovative monitoring, alerting and diagnostic technology has been shown to reduce service calls, shorten issue resolution time and reduce the time that end users spend managing their backup. We offer several different scalability technologies, allowing users to expand the capacity of their libraries as their data grows. Our advanced design for reliability increases users’ level of data protection by building in component redundancy, automated failover and active monitoring and alerting functions.

Data Management Software

Our data management software provides automated, integrated management of data on different platforms, operating systems and storage media types for IT departments managing a broad range of enterprise-scale digital assets. Designed for open system computing environments, our software solutions help customers get their products to market faster by providing shared, transparent access to data for a wide variety of high-performance applications. End users include international leaders in science and engineering applications, workflow management and rich media distribution via the Internet and digital broadcast channels. Our data management software products provide a fully integrated management system for an organization’s digital assets throughout the life cycle of the data. ADIC software is developed to help IT departments get the maximum performance and utilization from their storage resource investment regardless of the storage environment or media types that they use. Currently, our data management software is used in more than 1,000 organizations worldwide to manage some of the industry’s largest and most challenging data storage environments.

Disk-Based Data Protection Solutions

In late 2003, we introduced the first in a series of integrated hardware solutions—the Pathlight® series—that expanded our list of supported storage media by leveraging the recent availability of low-cost ATA commodity disk products. The new disk technology has the potential to make data protection more effective, but that effectiveness cannot be accomplished by commodity-level products alone. All of our Pathlight series products use integrated disk storage resources as part of high value-added data protection solutions. The products are designed to combine the disk resources with management software, advanced connectivity technology and other hardware systems including tape storage systems in a single, integrated data protection solution. The Pathlight series is designed to significantly expand the range of integrated technologies in a way that leverages our core intellectual property and that can be delivered and serviced by our existing channel partners, sales and marketing and technical support structure.

Selected Products

The following products demonstrate innovative integration of several of our core technologies.

Scalar® i2000™ Automated Tape Library

The Scalar i2000, with its iPlatform™ architecture, represents the next generation of enterprise tape library functionality and sets new industry standards. It uses ADIC connectivity, management and

I/O controller technology to integrate and simplify key backup management functions, offering built-in support for a broad range of data center requirements while reducing the need for external library control servers, software and management activities. Functions integrated within the library include native partitioning of a single library into multiple logical libraries, native Fibre Channel connectivity, advanced performance monitoring, proactive system readiness checks, self-guided diagnostics and policy-based user alerts using standard email and pager networks. The iPlatform’s server-class embedded controller displays real-time backup performance data and gathers information to be used for future predictive analysis. The Scalar i2000 also incorporates a unique capacity-on-demand capability, allowing users to expand capacity from 100 to over 2,200 cartridges, and only pay for added capacity when they use it.

StorNext® Data Management Software™

Designed for data-intensive SAN environments, StorNext is policy-based data management software that provides organizations with a foundation for Information Lifecycle Management (ILM). StorNext reduces the time and total cost of managing data for a broad class of end users faced with the problem of large data sets and challenging distribution environments. It provides a comprehensive storage solution by integrating two powerful components: StorNext File System™ (SNFS) and StorNext Storage Manager™ (SNSM). SNFS provides shared access to data across different operating systems and storage platforms, while SNSM provides automated movement of data between different tiers of storage-based user-defined policies. The result is a scalable, high-performance data management solution that is designed to optimize the use of SAN storage while ensuring the long-term safety and recoverability of data.

Pathlight VX™ Disk-to-Tape Backup Solution

Pathlight VX is a backup and restore solution that integrates disk into the backup process while allowing users to retain their investments in existing data protection products and procedures. Pathlight VX integrates disk and tape into a combined solution. It leverages ATA disk technology to enhance backup performance and give it RAID (Redundant Array of Independent Disk) fault tolerance, and it uses the characteristics of tape technology to provide enterprise scalability, secure long-term data retention and reduced costs. Pathlight VX’s embedded policy-based management lets users apply lifecycle management technology to their backup data for lower administrative costs and enhanced data protection. Pathlight VX combines four of ADIC’s core technologies to deliver a complete solution. ADIC’s virtualization software presents disk to hosts as logical tape drives and media. ADIC’s I/O controller technology provides high performance data flow to boost the speed of backup and recovery operations. ADIC’s policy-based data management software technology automates the management of data across disk and tape. ADIC’s intelligent tape library technology provides advanced, scalable tape storage elements to provide a fully integrated solution.

Sales and Marketing

We deploy a comprehensive sales, marketing and support infrastructure to address our domestic and international target markets. We rely on multiple channels to reach end-user customers, ranging in size from small businesses to government agencies and large, multinational corporations. We remain committed to upgrading our sales force to include team members with more technical expertise as well as more experience selling higher-value solutions to enterprise-level hardware and software customers. Our products are sold under both the ADIC brand name and under the names of various OEM customers.

ADIC Branded Sales Channels

For our ADIC branded products we utilize value-added resellers (VARs), direct marketing resellers and distributors, and we sell directly to certain large entities and governmental agencies. We maintain and operate a sales force from our headquarters in Redmond, Washington, regional offices in Paris, London and Munich, as well as numerous smaller field sales offices throughout North America, Europe and Asia. Additionally, in June 2004 we entered into a reseller agreement with EMC Corporation pursuant to which EMC sells ADIC-branded tape libraries.

A large portion of ADIC-branded products are sold in conjunction with VARs who work closely with our sales force to sell our products to corporate and governmental customers. These enterprise-focused VARs generally provide some level of pre- and post-sales support for the end-user customer. Typically, the VARs specialize in providing data storage and networking solutions for end users with large data centers that require higher levels of system architecture services. We primarily partner with VARs for the sale of our larger, enterprise-class libraries including the Scalar i2000 and Scalar 10K, and our ATA disk and standalone software solutions that leverage our proprietary technology.

We have relationships with a number of distributors who offer our products to local VARs or, in some countries, directly to end users. We believe international markets represent an attractive growth opportunity and intend to expand the scope of our international sales efforts by continuing to actively pursue additional international distributors and resellers.

OEM Relationships

We sell our products to several companies under OEM relationships. OEMs generally resell our products under their own brand name and typically assume responsibility for product sales, end user service and support. These relationships enable us to reach end users not served by our direct sales force or our other distribution channels. They also allow us to sell to select geographic or vertical markets where specific OEMs have exceptional strength. We maintain ongoing discussions with numerous OEMs, including leading systems suppliers, regarding opportunities for our products. Our OEM relationships for hardware include Dell, Inc., Fujitsu-Siemens Computers, IBM Corporation and Sun Microsystems, Inc. We primarily sell our entry-level, lower-margin products through our hardware OEMs. Software OEMs include Cray, Hewlett-Packard Company and Grass Valley Group. For fiscal 2004, OEM sales represented 47% of our net sales. Total sales to Dell and IBM, which include OEM sales as well as sales of ADIC branded product to these customers, totaled 24% and 21%, respectively, of sales in fiscal 2004.

Our OEM relationships require a highly customized approach in terms of product identification, logistics and service models. During the product development stage, each OEM typically requires modifications to the look and feel of the products they receive from us. This may be as simple as requiring the OEM’s unique industrial design on the exterior of the product, or as extensive as customized firmware specific to an OEM’s product feature requirements. In certain cases, the OEM does not require any change to the ADIC-branded product but we categorize the sale as an OEM sale because the product is embedded in the OEM’s system sale and has the sales, service and support characteristics typical of OEM business.

Fulfillment models vary, but generally require us to maintain an inventory of OEM product in third party logistics centers near the OEM’s manufacturing or distribution facility. In these relationships, we generally maintain title to products until those products leave the third party logistics location. Service support differs widely from one OEM to another. ADIC provides support ranging from repair and replacement to 24-hour fast exchange to on site service support for our mid-range and enterprise-class products.

End Users

End users of our products represent a wide variety of industries, including the technology, financial/services, commercial/industrial and telecommunications/entertainment industries, and range from mid-size businesses to Fortune 500 companies. The table below lists representative end users of our products:

Technology	Financial/Services	Commercial/Industrial	Telecommunications/ Entertainment
Cray	Abbey National	3M Health Information Systems	Cingular Wireless (AT&T Wireless)
Dell	Bank of China	Albany International Corp.	BT Group PLC
Fujitsu Siemens	CIT Group, Inc.	BP	Deutsche Telekom
Hewlett-Packard	Citibank	CGG	The Walt Disney Company
IBM	Clifford Chance	ChevronTexaco Corp.	MCI
Microsoft	Corio, Inc.	Corporate Express	Nokia
SAP	Deutsche Bank	DHL	Sprint PCS
Siemens	Ernst & Young	Ford Motor Company	T-Mobile
Sony	Fidelity Investments	Harley-Davidson	Time Warner Inc.
Sun Microsystems	JPMorgan Chase & Co.	Johnson & Johnson	Turner Broadcasting System
Yahoo!	Knights of Columbus	MapInfo Corp.	Verizon Communications
	North American Health Plans	Shell	Western Wireless
	PricewaterhouseCoopers	Sony

End users of our products also include many government agencies. Our government sales teams work primarily with four major categories of government including intelligence, defense, civilian and state and local agencies. Specific government end users include the National Geospatial-Intelligence Agency (NGA), Internal Revenue Service (IRS), National Aeronautics and Space Administration (NASA) and all armed services (Army, Navy, Air Force, Marines).

Global Services

Our comprehensive service strategy is an integral component of our total customer solution, providing us with a competitive advantage through our support offerings and a predictable flow of revenue and cash. In order to meet customer needs, the offerings of our global services group not only include the standard activities needed to ensure successful selection and on-going support of products, but are also directly coupled with meeting dynamic customer requirements and innovative product design that can help minimize the need for conventional service. Additionally, we see the offerings of our global services group as a significant purchase factor for customers considering data management and storage solutions, which is why our ability to add value to the overall customer experience through our support offerings is a significant competitive advantage. We also believe our ability to retain long-term customer relationships and secure repeat business is frequently tied directly to our service performance.

Our global services infrastructure and technology investment continues to be a major priority, as we scale to meet our expanding installed base. We are currently able to provide service in 180 countries, supported by 24-hour, multi-language technical support centers located in North America and Europe. We provide our customers with warranty coverage ranging from three months to three years on our products. Customers with tapes, drives and disk used in our products, but manufactured by an outside party, are provided with a warranty that is equivalent to the warranty of the original equipment manufacturer. Our customers may also purchase additional service to extend the warranty period, obtain faster response times, or both. We offer this additional support coverage at a variety of levels, up to 24-hour, seven-day-a-week, 365-day-a-year response for customers with stringent high-availability needs.

Information Technology and Infrastructure

We continue to focus on further improving our internal business systems and global information technology infrastructure. We have collaborated with several key business partners to integrate business to business communication platforms into our technology infrastructure designed to increase the efficiency of critical transactional processes. We have also developed additional on-line service request help functionality to support our growing customer installed base. All of our key business systems are integrated on a single platform designed to provide scalable processes and support of our global functions. Recent initiatives include implementing an automated remote diagnostic service platform to enhance customer service and a further synchronization of our global Enterprise Resource Planning and Customer Relationship Management systems.

Manufacturing and Suppliers

We have manufacturing facilities in Colorado and Germany, operating under ISO 9001 certification. Our Scalar 1000™, Scalar i2000 and Scalar 10K™ tape libraries and our Pathlight VX disk-based products are manufactured at our Colorado facility. Our highest-capacity large libraries are built in our Germany facility. Our manufacturing strategy for these product lines is to perform product assembly, integration and testing, leaving component and piece-part manufacturing to our strategic suppliers. As a result of this manufacturing strategy, the cost of our compliance with environmental laws does not entail material capital expenditures.

In addition to our own manufacturing facilities, we also rely on third-party contract manufacturers to build our entry-level to mid-range libraries, including our FastStor®, Scalar 24™ and Scalar 100™ product lines, as well as some of our management and connectivity appliances. In 2004, we continued to expand our manufacturing relationship with Benchmark Electronics, Inc, who manufactures some of our entry-level and mid-range product lines. We believe our strategy to outsource the manufacture of our entry-level and mid-range products and our expanding relationship with Benchmark provides our customers the highest product quality at the lowest possible price to them and results in ongoing operational improvements. We also depend on third-party manufacturers to supply us with magnetic tape drives, optical disk drives and other storage devices that we incorporate into our products. We do not have long-term purchase commitments with any of our significant suppliers.

We work closely with a group of regional, national and international suppliers to obtain parts and components meeting our specifications. In some cases, specific versions of these components and devices are customized and available only from a single source.

We carefully coordinate our inventory planning and management with our suppliers and customers to match our production to market demand. Product orders are confirmed and, in most cases, shipped to customers within one week. Larger libraries often have longer lead times and may include on-site integration and customer acceptance. Since we fill the majority of our orders as they are received, we do not believe our backlog levels are indicative of future sales.

Research and Development

Our research and development teams have developed multiple generations of ADIC’s storage management products and platforms. It is our strategy to continue significant investment in research and development to expand our product offerings and to continue innovating in existing product areas. Our efforts depend on the integration of multiple engineering disciplines to generate products that competitively meet or exceed market needs in a timely fashion. Our new product development is frequently stimulated by the availability of an enhanced or more cost-effective storage capacity device, the emergence of new storage protocols and evolving end-user requirements. We are constantly looking for alternative technologies that can be incorporated into our products and give us a competitive advantage. We identify and define new products based on their ability to meet a perceived market need in a rapidly evolving field. Our sales, marketing, product development, engineering, supply chain and global services organizations all contribute to the process of identifying and implementing advances in technology.

Time and investment requirements for new product development tend to be significant, in terms of hardware engineering, firmware engineering and the development of tooling for manufacturing. Wherever feasible, we work toward developing software and hardware components that can be used across multiple platforms. Examples of this in our product groups are the use of portions of our StorNext software code in the Pathlight family of disk products and the leveraging of the storage networking controller (SNC) connectivity products across the entire product line.

Our research and development expenses totaled $37.9 million, $40.6 million and $32.2 million for fiscal 2004, 2003 and 2002, respectively. In connection with certain business combinations, we have recorded, and may in the future record, charges for acquired in-process research and development. These charges represent acquired technology that has not reached technological feasibility and has no alternative future use.

Competition

Our products compete in the market for open-systems data storage solutions. The market is characterized by rapidly changing technology, short product lifecycles, evolving standards and aggressive pricing. Barriers to entry in the market are relatively low. Key competitive factors are technology, performance, reliability, breadth of product line, distribution strength, product availability and price, as well as customer service, including technical and sales support.

With respect to our tape automation products, we primarily compete for end user business with IBM, Storage Technology Corporation, Hewlett-Packard and Quantum Corporation as well as indirectly with companies such as BDT Products Inc., Overland Storage, Inc., NEC Corporation and several others who supply or manufacture similar products under OEM or outsourcing relationships. Our tape automation products and disk-based solutions also compete with disk-based storage and management solutions sold by Hewlett-Packard, IBM, Sun Microsystems, EMC and Network Appliance, Inc.

Several of our competitors have greater financial, technical, manufacturing, marketing and other resources than we have, and some of our competitors are also our customers and suppliers of component tape and disk drive technologies incorporated into competing products. Competitors who manufacture the drives may be able to leverage their access to and pricing of drives to improve the competitive position of their products.

Aggressive competition in the market has resulted in price erosion in the past, and we expect our products, as they mature, to face increasing pricing pressure.

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

In connection with our acquisition of EMASS, Inc. in August 1998 from Raytheon E-Systems, Inc., we were granted a worldwide, royalty-free license under three patents owned by Raytheon relating to mass data storage systems. We are aware that Raytheon commenced a lawsuit against a number of companies in 2003 based on alleged infringement of one of these patents and that the cases have settled.

In May 2004, we signed an agreement with IBM to license part of IBM’s tape automation technology. We also executed a worldwide patent cross-licensing agreement with IBM covering our respective patent portfolios in the area of storage.

Environmental Compliance

We are subject to federal, state, local and international environmental laws and regulations. Compliance with these laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position.

Recently, however, the European Union finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flame-retardants. To comply with the WEEE directive, we will be responsible for financing operations for the collection, treatment, disposal and recycling of past and future covered products. To comply with the RoHS directive, we may need to substantially alter product designs and/or find alternate suppliers for critical components used in those products. Because the specific legal requirements have not been finalized and we have yet to fully assess the ramifications to our products, we are presently unable to reasonably estimate the amount of any costs or capital expenditures that may be necessary to comply with WEEE and RoHS. We cannot provide any assurance that compliance with WEEE and RoHS will not have a material adverse effect on our earnings or competitive position.

Team Members

As of October 31, 2004, we had 1,147 full-time team members, including 262 in sales and marketing, 255 in engineering and research and development, 340 in global services (which includes professional services, service operations, systems engineering and technical support) 180 in manufacturing and operations and 110 in finance, general administration and management. In November 2003, we transferred approximately 150 team members associated with manufacturing and operations to Benchmark in connection with the expansion of an outsourced manufacturing relationship with Benchmark. In June 2004, we further expanded this outsource relationship and transferred 42 team members associated with customer service and repair operations to Benchmark. None of our North American team members is covered by collective bargaining agreements. We consider our relations with our team members to be good.

Our future success depends on our ability to attract and retain key team members. Competition for highly skilled technical, sales and management personnel is intense. In the future we may not be successful in retaining our existing team members or in attracting additional qualified team members.

Available Information

Our Internet address is www.adic.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investors section of our web site. Our Code of Conduct and Code of Ethics, which applies to our team members, including our Chief Executive Officer and Chief Financial Officer, is also available on our web site. The information found on our web site is not part of this or any other report we file with or furnish to the SEC.

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

We May Be Materially Affected By Global Economic and Political Conditions.    In recent periods, adverse economic conditions in the United States and throughout the world economy adversely affected our sales levels. Again in 2004, we experienced lower than anticipated sales volumes, which we attribute in part to general economic uncertainties and resource constraints of our customers due to the implementation of many new regulatory requirements, including the internal financial controls requirements under Section 404 of the Sarbanes-Oxley Act. If general economic conditions fail to improve or continue to worsen, we may experience a material adverse impact on our revenues, operating results and financial condition. A prolonged continuation or worsening of adverse economic conditions may require us to re-evaluate our strategy of investing in research and development and sales and marketing, or to take other actions to reduce the cost of sales and operating expenses in future periods. Any such future actions could result in special charges or adversely affect our long-term competitive position. Further, we may be unable to reduce the cost of sales and operating expenses at a rate and level consistent with such future adverse sales environment, which would have an adverse effect on our results of operations and financial condition. Unstable global political conditions may also materially affect our financial condition and results of operations. Terrorist attacks or acts of war could disrupt our operations significantly as well as the operations of our customers, suppliers and sales channels.

Our Financial Results May Be Materially Affected By Our Strategy to Grow from a Company Primarily Focused on Tape Library Technologies to One Able to Sell and Support Software, Disk and Advanced Tape-Based Solutions.    The market for data storage solutions, including automated tape libraries, disk-based data protection solutions and storage management software, is intensely competitive and characterized by rapidly changing technology and evolving standards. To succeed in this market, we believe that we must continue our strategy of developing storage solutions and products of increasing technical sophistication, including software and disk-based products, and enhance our capacity to support and market more advanced solutions. As part of this strategy, we dramatically ramped up our research and development during the past several years, although in fiscal 2004, research and development decreased moderately primarily due to the timing of new product introductions and lower incentive compensation expense. In fiscal 2004 we continued a steep increase in sales and marketing expenses to increase the skill of our internal sales force and reach of our branded sales channels. In addition, we have allowed for a reduction in sales of low-margin, entry-level OEM products. We expect to focus our efforts to replace such entry-level sales with sales of higher-margin, enterprise class branded and OEM products that yield a higher gross margin percentage. We are beginning to see signs of success of this strategy; however, we cannot predict how long it will take to implement our strategy, and we cannot provide assurance that we will execute our strategy successfully or that our strategy will provide us with a competitive advantage in the market for data storage solutions.

Our Quarterly Revenues and Operating Results May Fluctuate for a Number of Reasons.    Our quarterly operating results have varied in the past and are likely to vary significantly in the future due to several factors, including:

•	general economic conditions affecting enterprise spending for information technology;

•	increased number and diversity of available data back-up and archive storage alternatives resulting in delays to customer decision-making cycles;

•	size and timing of significant customer orders;

•	shifts in product or distribution channel mix;

•	increased competition and pricing pressure, timing of new product announcements and releases by us or our competitors;

•	new product developments by storage device manufacturers, including cost and performance of ATA disk drive products;

•	recognition of losses or gains from our strategic and other equity investments;

•	the rate of growth in the data storage market;

•	market acceptance of new and enhanced versions of our products;

•	performance of key suppliers and availability of key components;

•	timing and levels of our operating expenses;

•	gain or loss of significant customers; and

•	currency fluctuations and variations in effective tax rates.

Operating results in any period should not be considered indicative of the results investors can expect for any future period. We cannot assure you that past quarterly results will be indicative of future results or that we will be profitable in any future period. Any unfavorable change in the factors described above or any other factors could adversely affect our operating results for a particular quarter.

Our Quarterly Revenue and Operating Results May Be Affected By Seasonal Trends.    We may experience seasonal trends in our branded sales and OEM sales. Our seasonal trends can result in lower branded revenue in the first quarter of each fiscal year compared to the fourth quarter of the previous fiscal year due to customer purchasing and budgetary practices and our sales commission and budgetary structure. By contrast, OEM sales can be quite strong during the first quarter of our fiscal year, as several of our OEM partners complete their fiscal year during our first quarter, and then may decline in the second quarter of our fiscal year. These seasonal trends in branded and OEM sales have not been very predictable in recent years.

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

Competition in the Open Systems Storage Solutions Market May Lead to Reduced Market Share and Adversely Affect Our Revenues.    The market for open-systems data storage solutions is intensely competitive and characterized by rapidly changing technology, short product cycles, evolving standards and aggressive pricing. These conditions could render our products less competitive or obsolete and could harm our business, financial condition and ability to market our products as currently contemplated. Because we offer and are developing a broad range of open-systems storage solutions, including automated tape libraries, disk-based data protection solutions and software, our competitors differ depending on the product format and performance level (e.g., entry-level, mid-range or enterprise class). Several of our competitors have greater financial, technical, manufacturing, marketing and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may develop products and technologies that are less expensive or technologically superior to our products. In addition, our competitors may manufacture and market their products more successfully than we do our products.

Our Products, Especially Our Smaller Automated Libraries, Face Pricing Pressure That Could Result in Declining Prices and Reduced Profits.    There is significant price competition in the markets in which we compete, especially in the market for our entry-level automated libraries, and we believe that pricing pressures are likely to continue. Some competitors may reduce prices in order to preserve or gain market share. In addition, certain competitors are also manufacturers of tape drives and may be able to leverage their access to and pricing of drives to improve their competitive position. To successfully compete in this market, we must be able to manage our component and product design costs. This pricing pressure, and our potential inability to manage our component and product design costs, could result in significant price erosion, reduced gross profit margins and loss of market share, which could negatively affect our business, financial condition and operating results.

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

Our Increased Research and Development Spending May Not Yield Results That Justify the Costs Incurred.    In recent fiscal years we have substantially increased our research and development spending over that of prior periods. We expect to continue significant investment in research and development for the development of new, more technologically advanced products and enhancements of our current product lines. The market for data storage solutions and products is rapidly evolving, and we cannot be assured that these efforts and investments will successfully provide us with new or upgraded products that will be competitive. If these programs are not successful, our increased investment in research and development will not yield corresponding benefits to us.

We Rely on Tape Technology for a Substantial Portion of Our Revenue.    We derive a significant majority of our revenue from products that incorporate some form of tape technology, including linear tape open, or LTO, and digital linear tape, or DLT/SDLT, and we expect to continue to derive a substantial amount of revenue from these products for the foreseeable future. As a result, our future operating results significantly depend on the continued availability and market acceptance of products employing tape drive technology. Tape products have a competitive advantage over disk-based storage on the basis of price. The price of disk storage continues to decrease rapidly, however, due to increased competition and lower costs resulting from new disk drive technologies such as ATA disk. If products incorporating disk or other technologies gain comparable or superior market acceptance and competitive price advantage, our business, financial condition and operating results would be adversely affected unless we successfully develop and market products incorporating the new technology.

We Depend on Certain Key Suppliers for Parts, Components and Storage Capacity Technologies; Some of Our Suppliers Are Also Our Competitors.    We rely on a limited number of third-party manufactures to supply us with parts and components used in our products. We do not possess proprietary magnetic tape drive, optical disk, high-density disk or other storage capacity technologies incorporated into our products and also must rely a limited number of third-party suppliers for those devices. In many cases, specific versions of storage capacity devices are available only from a single manufacturer. Some of our sole-source suppliers of storage capacity devices market their own data storage products that compete with ours and are, thus, also our competitors. They may be able to leverage their low-cost access to the components to price their products more competitively than ours. At certain times, manufacturers of storage capacity technologies have been unable to meet demand for their products and have had to allocate quantities of devices among their customers. It is possible that, in the future, a drive or other device technology we incorporate into our products will be subject to allocation or that we will otherwise be unable to obtain it in the quantities we desire, which would adversely affect our ability to manufacture and sell products incorporating that drive or technology. We do not have long-term contracts with any of our significant suppliers. The partial or complete loss of any of our suppliers could result in significant lost revenue, added costs and production delays or may otherwise harm our business, financial condition, operating results and customer relationships.

We Depend on Contract Manufacturers For Certain Products and Components.    We are increasing our reliance on third party contract manufacturers. We currently utilize contract manufacturers to manufacture our entry-level and workgroup tape automation library products and some of our management and connectivity products, as well as various components and sub-assemblies of virtually all of our products. Our contract manufacturers and component suppliers have in the past been, and may in the future be, unable to meet our supply needs, including our needs for timely delivery, high quality and adequate quantity. As a result of our increased reliance on contract manufacturers, we may not be able to be as flexible as we have been in the past in responding to specific quantity, feature and other requests from our OEM partners and other customers. Further, some of our suppliers have experienced financial difficulties. If component shortages occur, or if we experience quality problems with contract manufacturers or component suppliers, shipments of products could be significantly delayed or costs significantly increased, and as a result, our revenues and operating results could be materially and adversely affected. In addition, we utilize only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

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

We Rely Heavily on our Manufacturing Facility in Englewood, Colorado; Therefore, an Interruption of Business at the Facility Could Have Material Adverse Consequences on our Financial Results.    All of our Scalar 1000, Scalar i2000 and Scalar 10K tape libraries and our Pathlight VX disk-based products are manufactured at our leased facility in Englewood, Colorado. If this facility becomes incapable of manufacturing products for any reason, we may be unable to fulfill orders, and we may lose revenue and customers. We carry business interruption insurance on the facility to cover lost revenue and profits for up to three months of downtime. This insurance, however, would not cover all possible situations affecting operation of the facility nor would it cover all out-of-pocket expenses for repairs necessary to resume operations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them in a timely manner.

We Rely Heavily on Indirect Sales Channels to Market and Sell Our Branded Products; Therefore, the Loss of or Deterioration in our Relationship with One or More of our Resellers or Distributors Could Negatively Affect Our Operating Results.    We sell the majority of our branded products to value-added resellers, or VARs, and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end users. For the small and mid-range libraries, VARs may purchase our products from large distributors such as Ingram Micro, Tech Data and others. In June 2004, we announced a new reseller agreement with EMC, under which EMC resells our branded tape automation products. The incremental success of new sales channels is hard to predict and may cannibalize current sales channels. There are no purchase commitments or long-term orders with any of our significant resellers. Generally, we sell products pursuant to purchase orders. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end-user customers. Certain of our contracts with our distributors contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise-class libraries, and the revenue associated with the on-site service of those libraries, are somewhat concentrated in specific customers, including government agencies and government-related companies. Our operating results could be adversely affected if any of the following factors were to occur relating to one or more of our significant resellers:

•	the reduction, delay or cancellation of orders or the return of a significant amount of products;

•	the loss of one or more of such resellers; or

•	any financial difficulties of such resellers that result in their inability to pay amounts owed to us.

We Expect to Continue Significant Focus on OEM Sales and Could Be Adversely Affected if Our OEM Sales Efforts Are Not Successful.    We rely on OEMs such as Cray, Dell, Fujitsu-Siemens, Hewlett-Packard, IBM and Sun Microsystems to sell our products under the OEM’s brand. For fiscal 2004, OEM sales represented 47% of our net sales. Total sales to Dell and IBM, which include OEM sales as well as sale of ADIC branded product to these customers, were 24% and 21%, respectively, of our sales in fiscal 2004. OEMs typically conduct substantial and lengthy evaluation programs before certifying a new product for inclusion in their product line. We may be required to devote significant amounts of financial and human resources to these evaluation programs with no assurance that our products will ever be selected. In addition, even if selected by the OEM, there generally is no requirement that the OEM will purchase any particular amount of product or that it will refrain from purchasing competing products. We do not have purchase commitments from our OEMs, and a reduction in the level of sales from this channel could significantly impact revenue. Further, OEM sales typically feature lower profit margins than we have obtained in the past through our other distribution channels. If any of the OEMs decide not to continue to purchase our products, our business, financial condition and operating results may be harmed.

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

We May Not Be Able to Effectively Manage Any Future Growth.    We have experienced rapid growth in the past and anticipate continued growth in the future. This growth has resulted in, and may possibly create in the future, additional capacity requirements, new and increased responsibilities for management personnel, the need to hire additional personnel, the need to open new offices in other international locations and added pressures on our operating and financial systems. Our facilities, personnel and operating and global information systems may not be sufficient to manage and sustain our future growth, and additional growth may detract from our ability to respond to new opportunities and challenges quickly. If we are unable to manage growth effectively, our business, financial condition and operating results could be materially negatively affected. In addition, to the extent expected revenue growth does not materialize, increases in our operating expenditures that are based on anticipated revenue growth could harm our financial results.

Risks Associated with International Operations May Adversely Affect Our Business.    We have significant sales to customers outside the United States and believe that international sales will continue to represent a large portion of our net sales. In addition, we have used in the past and expect to continue to use in the future, contractors outside the U.S. for certain product development and manufacturing work. Our international operations, product development, manufacturing and our sales to customers outside the United States subject us to a number of risks, including:

•	the need to comply with a wide variety of foreign laws and regulations, as well as U.S. export and import laws;

•	political and economic instability in certain international markets;

•	longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable;

•	changes in tariffs and tax laws;

•	greater difficulty of administering business overseas;

•	the need to support multiple languages;

•	difficulty recruiting sales and technical support personnel with the skills to support our products;

•	unpredictability of foreign regulations;

•	difficulty of obtaining export licenses; and

•	potential severance exposure related to employment agreements with our European personnel.

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

In addition, certain products or technologies acquired or developed by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge. Certain open source software licenses, however, require users of the open source software to license to others any software that is based on, incorporates or interacts with, the open source software under the terms of the open source license. This aspect could adversely impact our competitive position and financial results by providing our competitors with access to sensitive information that may help them develop competitive products. In addition, our use of open source software may harm our business and subject us to intellectual property claims, litigation or proceedings in the future because:

•	open source license terms may be ambiguous and may result in us being subject to unanticipated obligations regarding our products, technologies and intellectual property;

•	open source software generally cannot be protected under trade secret law; and

•	it may be difficult for us to accurately determine the origin of the open source code and whether the open source software infringes, misappropriates or violates third party intellectual property or other rights.

Fluctuating Foreign Currency Valuations May Adversely Impact Our Profitability.    Currently, approximately 54% of our total international sales are denominated in U.S. dollars, and fluctuations in the value of foreign currencies relative to the U.S. dollar could therefore make our products less price competitive. The remaining portion of our international sales are denominated in foreign currencies, primarily the euro and the British pound sterling. A decrease in the value of a relevant foreign currency in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Furthermore, the expenses of our international subsidiaries are denominated in their local currencies. Because we currently engage in only limited foreign currency hedging transactions, our operating results could be adversely affected by movement in foreign currency exchange rates.

A Number of Key Personnel Are Critical to the Success of Our Business.    Our future success depends in large part on our ability to retain certain key executives and other personnel, some of whom have been instrumental in establishing and maintaining strategic relationships with key suppliers and customers. We do not have any employment agreements with our U.S. employees, except for change of control agreements with our officers and agreements with a few other personnel related to expatriate assignments. Our future growth and success will depend in large part on our ability to hire, motivate and retain highly qualified management, technical, operations and sales and marketing personnel. We may not be able to retain our existing personnel or attract additional qualified personnel in the future. In addition, companies in our industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified personnel, and such claims could result in litigation. We also periodically have other employment-related claims asserted against us. Regardless of the merits of any of these claims, we could incur substantial costs in defending ourselves against these claims.

A Failure to Develop and Maintain Proprietary Technology Will Negatively Affect Our Business.    Because our business depends on technology, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology. We hold patents on various elements of our storage solution products in the United States and a few international jurisdictions, and we are pursuing additional patent applications. We cannot be certain, however, that we will receive any future patents or that any patents we do receive will be valid or provide meaningful protection for our product innovations. We also rely on a combination of copyright, trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. Such rights, however, may not preclude competitors from developing products that are substantially equivalent or superior to our products. In addition, many aspects of our products are not subject to intellectual property protection and can therefore be reproduced by our competitors.

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

Investments in Equity Securities May be Subject to Write-Downs in the Future.    We hold equity interests in private companies having operations or technology in areas within our strategic focus and limited partnership interests in private technology venture limited partnerships. Our equity interests in private companies are accounted for on a cost basis and are adjusted for other than temporary impairments. These investments are speculative in nature and can become valueless if the companies we invest in are not able to profitably achieve their business plans or if they are not able to obtain adequate funding to do so. We have in the past and may in the future incur impairment losses on our current investments or investments that we may make in the future, which would have an adverse effect on our profitability and financial condition. For our interests in private technology venture limited partnerships, which we initially accounted for under the cost method and now account for under the equity method (see Note 2 of our Consolidated Financial Statements for additional information), we record equity investment gains or losses equal to our pro rata share of the limited partnership’s income or loss. To date, we have recorded approximately $1.6 million in net losses on these partnership interests, and we may in the future record further losses on these interests or others that we obtain in the future, which would have an adverse effect on our profitability and financial condition. Additionally, these losses are primarily based on the general partner’s estimates of the fair value of non-marketable securities held by the partnership and are subject to the inherent uncertainty associated with the valuation of securities for which there is no public market.

We Have Antitakeover Provisions in Place That Make It More Difficult for a Third Party to Acquire Us.    Our board of directors has the authority, without any action by the shareholders, to issue up to 4,000,000 shares of preferred stock and to fix the rights and preferences of such shares. In addition, we have adopted a shareholder rights plan involving the issuance of preferred stock purchase rights designed to protect our shareholders from abusive takeover tactics by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board. Certain provisions in our articles of incorporation, bylaws, certain third-party contracts and shareholder rights plan, as well as Washington law, and the ability of our board to issue preferred stock, may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price and the voting and other rights of the holders of common stock.

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

We May be Materially Affected by the WEEE and RoHS Directives.    The European Union has finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flame-retardants. In order to comply with the WEEE directive, we will be responsible for financing operations for the collection, treatment, disposal and recycling of past and future covered products. In order to comply with the RoHS directive, we may need to substantially alter product designs and/or find alternate suppliers for critical components used in those products. Because the specific legal requirements have not been finalized and we have yet to fully assess the ramifications to our products, we are presently unable to reasonably estimate the amount of any costs that may be necessary in order to comply with WEEE and RoHS. We cannot provide any assurance that compliance with WEEE and RoHS will not have a material adverse effect on our financial condition or results of operations.

We May be Unable to Timely Comply with the Requirements of the Sarbanes-Oxley Act Relating to the Assessment by Us and Our Independent Registered Public Accounting Firm of the Effectiveness of Our Internal Controls Over Financial Reporting, Which Could Adversely Affect Our Business.    The SEC, as directed by Section 404 of The Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending October 31, 2005. We are evaluating our internal control systems to allow our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404. As a result, we have incurred additional expenses and a diversion of our management’s time, and we expect this to continue into fiscal year 2005.

While we have dedicated a significant amount of time and resources to ensuring compliance, there can be no assurance that we or our independent registered public accounting firm will complete the necessary work to comply with all aspects of Section 404 in a timely manner. If we or our independent registered public accounting firm determine that we have a material weakness in our internal control over financial reporting, we may be unable to prevent or detect material misstatements in a timely manner. For example, in connection with the audit of our financial statements as of and for the year ended October 31, 2004, we identified a deficiency in our internal controls that our independent registered public accounting firm considered to be a material weakness. This matter and the measures we have commenced to remediate the deficiency are discussed in detail in this report under Item 9A., “Controls and Procedures.” Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Disclosure of a material weakness could reduce the market’s confidence in our financial statements and affect our stock price.

Item 2.    Properties

We lease a facility in Redmond, Washington of approximately 65,000 square feet to house our corporate headquarters and our primary marketing, sales, research and development and global services organizations. Additionally, we lease two facilities located in Englewood, Colorado. The larger facility, of 148,000 square feet, is used for research and development, manufacturing operations and additional service operations. In early fiscal 2002, as a result of our move to the larger facility, we vacated a portion of the other 86,000 square foot Englewood facility. The lease on the vacated facility expires in December 2006. We also own a facility in Germany where we manufacture some of our large libraries and perform service operations. We lease facilities for research and development in the following locations: Ithaca, New York; Santa Clara, California; Richardson, Texas; and Burnsville, Minnesota. We lease additional facilities throughout the United States, Asia and Europe for our regional sales offices and customer service and support personnel.

Item 3.    Legal Proceedings

We are from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. At this time, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity or operating results. Legal claims are inherently uncertain, however. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol “ADIC.” As of December 15, 2004, there were approximately 414 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq National Market.

	High	Low
Fiscal Year 2004:
1st Quarter	$19.790	$12.150
2nd Quarter	$18.390	$10.370
3rd Quarter	$10.880	$7.500
4th Quarter	$10.100	$8.280
Fiscal Year 2003:
1st Quarter	$9.100	$5.660
2nd Quarter	$8.150	$5.700
3rd Quarter	$11.760	$7.930
4th Quarter	$17.990	$9.850

We have not paid any cash dividends on our common stock during the past two fiscal years, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future.

In May 2002, our board of directors announced a stock repurchase program, and in May 2004, the number of total shares available for repurchase was increased to an additional 5,000,000 shares above the 1,406,900 that had previously been repurchased under the program. The repurchase program permits open market purchases from time to time and remains in effect until the total authorized number of shares have been repurchased or until earlier termination by the board of directors. As of October 31, 2004, a total of 3,989,607 shares remained available for repurchase.

Item 6.    Selected Consolidated Financial Data

In the table below, we provide our selected historical consolidated financial data. We have prepared this information using our consolidated financial statements for the five years ended October 31, 2004. The information below for the years ended October 31, 2001 and 2000 includes the results of Pathlight Technology, Inc., which was acquired May 11, 2001, for the entire period because it was a business combination accounted for as a pooling-of-interests. It is important to read this selected historical consolidated financial data along with our historical annual financial statements and related notes included in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Amounts presented for the years ended October 31, 2003, 2002 and 2001 have been restated. See Note 2 to our Consolidated Financial Statements for additional information (in thousands, except for per share data).

	Fiscal Years Ended October 31,
	2004	2003	2002	2001	2000
				(Restated)(1)
Consolidated Statements of Operations:
Net sales	$454,819	$423,998	$337,599	$364,681	$290,296
Cost of sales	325,588	292,121	245,832	258,893	183,717
Pathlight acquisition costs	—	—	—	4,109	—

Gross profit	129,231	131,877	91,767	101,679	106,579
Operating expenses:
Sales and marketing	64,836	57,777	48,307	43,704	39,204
General and administrative	24,242	24,015	23,172	19,960	15,411
Research and development	37,925	40,609	32,230	27,763	19,959
Crossroads settlement costs	—	—	—	16,974	434
Acquisition expenses	—	—	1,475	8,837	—

Operating profit (loss)	2,228	9,476	(13,417)	(15,559)	31,571
Other income(2)	3,365	6,035	11,864	38	108,491

Income (loss) before income taxes	5,593	15,511	(1,553)	(15,521)	140,062
Provision (benefit) for income taxes	(2,142)	3,020	(3,113)	(4,181)	44,599
Minority interest	—	—	—	—	19

Net income (loss)	$7,735	$12,491	$1,560	$(11,340)	$95,444

Basic net income (loss) per share	$0.12	$0.20	$0.03	$(0.19)	$1.62

Diluted net income (loss) per share	$0.12	$0.20	$0.02	$(0.19)	$1.50

	As of October 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$226,890	$180,401	$150,741	$155,274	$194,268
Working capital	281,361	279,545	231,679	257,415	262,021
Total assets	475,030	450,157	398,629	398,862	399,245
Long-term debt, excluding current portion	—	967	984	1,170	1,279
Shareholders’ equity	363,898	354,338	328,226	329,968	326,486

(1)	The following table summarizes the impact on our consolidated statement of operations for fiscal 2001 of the restatement relating to our accounting for our investment in a private technology venture limited partnership discussed in Note 2 to the Consolidated Financial Statements (in thousands, except for per share data):

	As Reported	As Restated
Loss on securities and investment transactions	$(6,508)	$(7,289)
Other income	819	38
Benefit for income taxes	(3,908)	(4,181)
Net loss	(10,832)	(11,340)
Basic net loss per share	$(0.18)	$(0.19)
Diluted net loss per share	$(0.18)	$(0.19)

(2)	In fiscal 2000, other income primarily comprises a net gain on equity securities transactions of $97.3 million.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the sections entitled “Selected Consolidated Financial Data,” “Critical Accounting Estimates” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear. Factors that could cause or contribute to such differences include those discussed in the section entitled “Risk Factors,” as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

ADIC is a leading provider of Intelligent Storage solutions for the open-systems marketplace. We design, market, sell and support hardware and software products that help a broad range of business and governmental organizations manage, access and protect their large-scale data more effectively. Currently, we derive substantially all of our revenue from the sale of tape and disk-based storage solutions, storage software, connectivity solutions and related services and support. We distribute our products primarily through OEMs, value-added resellers (VARs) and distributors, and also sell directly to certain end users.

We have achieved a compounded annual sales growth rate of approximately 15% since fiscal 1999, despite a challenging market during the past few years. In fiscal 2004, we experienced lower than anticipated sales volumes, which we attribute in part to general economic uncertainties and resource constraints of our customers due to the implementation of many new regulatory requirements, including the internal financial controls requirements under Section 404 of the Sarbanes-Oxley Act. Sales in the fourth quarter of fiscal 2004, however, were up approximately 5% from the $110.0 million reported in the third quarter. Sales to branded customers, which tend to generate a higher gross margin percentage than our OEM sales, reached a record $65.3 million during the fourth quarter of fiscal 2004 as we enjoyed the benefits of new branded channels like EMC and increased sales of our newest, technologically sophisticated products like the disk-based Pathlight VX solution. Gross profit decreased to 28% in fiscal 2004 from 31% in fiscal 2003, primarily due to increased investment in global services and support, which outpaced revenue from lower than expected sales volumes of our branded enterprise products. Gross profit during the fourth quarter of fiscal 2004, however, was at its highest level since the end of fiscal 2003 as a result of improved sales mix toward branded sales channels and advanced products. In fiscal 2004, our investment in sales and marketing increased to further develop sales channels and skills sufficient to support our technologically evolving product lines. After experiencing significant increases over the past several years, research and development expenses moderately decreased during fiscal 2004 due largely to the timing of product development and lower incentive compensation expenses. Our general and administrative expenses remained flat year over year despite the growth in sales. We generated an income tax benefit in fiscal 2004 as a result of tax planning strategies and the release of a tax contingency related to achieving successful tax audit results. We expect that our long-term tax rate will be closer to statutory rates, although there may be some additional one-time benefits available in the near term.

We expect to continue to make significant investments in research and development and sales and marketing in order to remain competitive and to solidify our market position in intelligent storage solutions. We are in the process of transforming our business from one that has historically been primarily focused on tape libraries to one with a broad portfolio of technologies and channels necessary to support software, disk and tape-based solutions in the rapidly evolving backup and archive storage markets. We believe our ability to serve broader markets with enterprise-level products and software and to continually develop technologically sophisticated, higher-margin branded products to replace entry-level products that become commoditized and subject to increasing price pressure at the OEM level will be key to our future success. In addition, we view a comprehensive global service and support offering as an integral component of our strategy and our total customer solution. In order to meet customer needs, the offerings of our global services group not only include the standard activities needed to ensure successful selection and on-going support of products, but are also directly coupled with meeting dynamic customer requirements and innovative product design that can help minimize the need for conventional service. Service infrastructure and technology investment have been—and are expected to continue to be—major priorities, as we scale to meet our organizational growth and the needs of our expanding installed base.

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

Since 1998, in addition to our increased investment in internal research and development, we have made four acquisitions that enabled us to acquire new technologies. These technologies include Storage Area Network (SAN) software, other proprietary hardware and software technology that allow users to deploy SANs, and disk-based data protection products for the open systems market. In addition to acquiring new technologies, the acquisitions allowed us to expand our operations in Europe, gain a global services organization and add large libraries and proprietary software to our product offerings.

In November 2003, we expanded an existing outsource manufacturing relationship with Benchmark to include final assembly and test of a significant portion of our entry-level and workgroup tape automation product line. In connection with this expansion, we transferred to Benchmark approximately 150 team members associated with manufacturing, test and supply chain management. Benchmark assumed the lease on our Redmond, Washington manufacturing facility and purchased inventory associated with the product line and property, plant and equipment related to the operation for $15.1 million in cash. In June 2004, we further expanded our existing outsource relationship to incorporate screening and repair of certain entry-level and workgroup tape automation products. In connection with this expansion, we transferred to Benchmark certain team members from our customer service and repair operations in Redmond. Additionally, Benchmark purchased certain inventory and property, plant and equipment associated with these operations for $1.6 million in cash. There was no gain or loss recorded on any of these transactions.

In June 2004, we announced the execution of a reseller agreement with EMC pursuant to which EMC sells ADIC tape libraries. All products sold through EMC bear the ADIC brand and all service associated with the products is the responsibility of ADIC. We expect this expansion of our branded sales channel to gradually improve overall sales growth; however, there are no minimum purchase commitments under the arrangement, the quantity of products purchased by EMC is based upon market demand and the agreement may be disruptive to our current business and sales channels.

During the fourth quarter of fiscal 2005, we will begin recording the fair value of our share-based compensation in our financial statements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” The full impact that the adoption of this statement will have on our financial position and results of operations is not yet known, but we do not expect the impact will be material to the fiscal 2005 income statement.

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

Our financial statements for the years ended October 31, 2003, 2002 and 2001 have been restated to correct our accounting for our investment in a limited partnership. During fiscal 2004, we determined that our investment in Frazier Technology Venture Fund I (FTVI), a limited partnership, has been improperly accounted for since fiscal 2000. We initially accounted for our investment under the cost method since our ownership interest in FTVI is less than 20% and we do not have significant influence over the partnership’s operating and financial policies. Subsequently it was determined that the equity method is appropriate under EITF Topic D-46, “Accounting for Limited Partnership Investments,” because our limited partnership ownership interest is greater than 5%. See Note 2 of the Notes to Consolidated Financial Statements for additional information. The following discussion and analysis gives effect to the restatement.

Fiscal Year 2004 Compared to 2003

Net Sales.    Net sales increased 7% during fiscal 2004 to $454.8 million from $424.0 million in fiscal 2003. The increase is due to higher sales to both branded and OEM customers. Annual growth rates of branded and OEM sales during fiscal 2004 were 9% and 5%, respectively. ADIC branded revenues represented 53% of sales in fiscal 2004 compared to 52% in fiscal 2003. Revenue from OEM customers comprised 47% of sales in fiscal 2004 compared to 48% in fiscal 2003. Branded sales have increased in all major geographical markets in fiscal 2004 compared to fiscal 2003. The primary source of this growth was revenues from hardware service contracts and software maintenance contracts, which increased due to both new product sales and renewals of existing contracts. The absolute dollar growth in OEM sales is primarily due to increased sales of products introduced within the past two years. During fiscal 2005, we expect branded revenues to increase as a percentage of net sales as we continue to devote more focus on enterprise-level products and software and less focus on the entry-level tape libraries that comprise the bulk of our OEM revenues.

Dell and IBM accounted for fiscal 2004 revenues of $109.9 million (24%) and $96.4 million (21%) and fiscal 2003 revenues of $103.3 million (24%) and $96.1 million (23%). Net sales outside the United States accounted for 35% of our net sales in both fiscal 2004 and 2003.

Gross Profit.    Gross profit was $129.2 million or 28% of net sales for fiscal 2004 compared to $131.9 million or 31% of net sales for fiscal 2003. Gross profit margins depend on a number of factors,

including channel and product mix, fixed infrastructure costs, price competition and tape drive costs. The decrease in gross profit as a percentage of sales in fiscal 2004 compared to fiscal 2003 is primarily a result of increased investment in our global services infrastructure to support our growing global customer base. Lower-than-expected sales volumes of branded enterprise products have caused the growth in our global services costs to outpace our revenue growth. We expect gross margin will improve for fiscal 2005 as we execute on our strategy of shifting customer mix toward our branded channels and product mix toward newer, more technologically sophisticated products that include elements of our proprietary storage management software and connectivity technology.

Sales and Marketing Expenses.    Sales and marketing expenses were $64.8 million or 14% of net sales for fiscal 2004 compared to $57.8 million or 14% of net sales for fiscal 2003. The absolute dollar increase is primarily the result of increased labor costs as we’ve added headcount as part of our continued efforts to expand our sales channels in order to penetrate new markets, reach new customers and to support new product offerings. During fiscal 2005, we expect sales and marketing expenses to remain relatively flat as we leverage the investment we have made in sales and marketing over the past few years.

General and Administrative Expenses.    General and administrative expenses were $24.2 million or 5% of net sales for fiscal 2004 compared to $24.0 million or 6% of net sales for fiscal 2003. We expect growth in absolute dollars of general and administrative expenses during fiscal 2005, primarily related to our Sarbanes-Oxley Section 404 compliance requirements and professional services fees to support ongoing tax and business strategy planning.

Research and Development Expenses.    Research and development expenses were $37.9 million or 8% of net sales for fiscal 2004 compared to $40.6 million or 10% of net sales for fiscal 2003. Two primary factors contributed equally to the decrease in fiscal 2004 research and development expenses. The first was lower material costs in fiscal 2004 associated with product development efforts due to the timing of product introductions. The second was a reduction in recorded incentive compensation expenses recorded in fiscal 2004 as compared to fiscal 2003 when the Company met certain incentive compensation targets. An increase in depreciation and other facilities costs offset approximately one-half of these decreases. We anticipate research and development spending to increase in absolute dollars during fiscal 2005 as we continue to invest in new product development and enhancements to our current product lines. Further, we believe the potential for growth in the market for storage solutions is sufficient to justify growth in our investment in research and development.

Other Income.    Other income primarily consists of interest income, net foreign currency transaction gains and net gain on securities and investment transactions. Interest income for fiscal 2004 was $2.5 million compared to $2.2 million for fiscal 2003. The increase in interest income in fiscal 2004 is primarily the result of higher average cash and investment balances during the year. Foreign currency transaction gains were $1.1 million and $1.6 million during fiscal 2004 and 2003, respectively. Our net foreign currency transaction gains are impacted by fluctuations in the currency markets, and there is no assurance that we will experience the same types of gains on these transactions as in fiscal 2004 and 2003. Other income includes a net gain on securities and investment transactions of $73,000 and $2.7 million in fiscal 2004 and 2003, respectively. In fiscal 2004, we recorded equity investment losses of $799,000 that reflected a reduction in the fair value of investments related to our $5 million fiscal 2000 commitment to participate in a private technology venture limited partnership. These losses represent our pro rata share of the limited partnership’s net loss, which is primarily based on the general partner’s estimates of the fair value of non-marketable securities held by the partnership and, to a lesser extent, realized gains and losses from the partnership’s disposal of securities. In both years, securities gains primarily related to the conversion of one of our investments in a private company to cash and marketable equity securities, and the subsequent receipt of additional shares under earnout and escrow provisions and the sale of those securities. In fiscal 2005, we expect interest income to remain flat. Net foreign currency transaction gains (losses) and net gain (loss) on securities and investment transactions will be driven by prevailing market conditions.

Provision (Benefit) for Income Taxes.    For fiscal 2004, income tax benefit was $2.1 million compared to income tax expense of $3.0 million in fiscal 2003. In fiscal 2004 we had an effective tax benefit of 38% and in fiscal 2003 we had an effective tax expense of 19%. The tax benefit in fiscal 2004 reflects the tax benefits of our credit for research and development spending, our extraterritorial income exclusion, non-taxable interest income and release of a tax contingency related to the favorable outcome of tax audits that have been concluded. The effective tax benefit is not expected to be sustainable as the tax benefits will not grow as rapidly as the statutory tax expense during years of higher profitability. It is reasonable to anticipate that our long-term tax rate will be closer to statutory rates, although there may be some additional one-time benefits available in the near term. As a result of our modest income in 2003, taxes paid in various federal, state and international jurisdictions moderately exceeded the tax benefits related to the three items described above, reflecting a relatively low tax expense.

Fiscal Year 2003 Compared to 2002

Net Sales.    Net sales increased 26% during fiscal 2003 to $424.0 million from $337.6 million in fiscal 2002. The increase was due to higher sales to both OEM and branded customers. Annual growth rates of OEM and branded sales during fiscal 2003 were 35% and 18%, respectively. Revenue from OEM customers comprised 48% of sales in fiscal 2003 compared to 45% in fiscal 2002. ADIC branded revenues represented 52% of sales in fiscal 2003 compared to 55% in fiscal 2002. The growth in OEM sales was due to a combination of increasing penetration with existing products and the addition of new products. Branded sales increased in all major geographical markets in fiscal 2003 compared to fiscal 2002. The majority of this growth came in sales of enterprise-level products and revenues from global services. Dell and IBM accounted for fiscal 2003 revenues of $103.3 million (24%) and $96.1 million (23%) and fiscal 2002 revenues of $63.5 million (19%) and $86.2 million (26%).

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

Gross Profit.    Gross profit was $131.9 million or 31% of net sales for fiscal 2003 compared to $91.8 million or 27% of net sales for fiscal 2002, an increase of 44% on a net sales increase of 26%. The increase in gross profit in fiscal 2003 compared to fiscal 2002 was primarily a result of the absolute dollar increase in branded sales, including revenue from higher margin enterprise-level products and software. This increase was partially offset by the increase in the proportion of OEM sales.

Sales and Marketing Expenses.    Sales and marketing expenses were $57.8 million or 14% of net sales for fiscal 2003 compared to $48.3 million or 14% of net sales for fiscal 2002. The absolute dollar increase was due to continued efforts to expand our sales and services channels in order to enter new markets and new customers and to support new product offerings.

General and Administrative Expenses.    General and administrative expenses were $24.0 million or 6% of net sales for fiscal 2003 compared to $23.2 million or 7% of net sales for fiscal 2002. The absolute dollar increase was attributable to an increase in overall compensation as a result of the Company meeting certain incentive compensation targets and continued investments in our infrastructure, partially offset by decreases in bad debt expense. In fiscal 2002, bad debt expense was $1.3 million, the majority of which was attributed to a single customer.

Research and Development Expenses.    Research and development expenses were $40.6 million for fiscal 2003 compared to $32.2 million for fiscal 2002. This represented a 26% increase in our investment in research and development over our prior fiscal year. In both years, research and development expenses were 10% of net sales. The increase in absolute dollars in fiscal 2003 reflected our strategy to maintain heavy investments in software and connectivity product development and related to added personnel resources and additional spending related to new products. Additionally, in fiscal 2003 we recorded an increase in overall compensation as a result of incentive compensation.

Acquisition Expenses.    Expenses related to our acquisition of V-Stor were $1.5 million during fiscal 2002. These one-time acquisition charges related to acquired in-process research and development and compensation to V-Stor personnel.

Other Income.    Other income primarily consisted of net gain on securities and investment transactions, interest income and net foreign currency transaction gains. Other income was $6.0 million for fiscal 2003 compared to $11.9 million for fiscal 2002. Other income in fiscal 2003 included a gain on securities and investment transactions of $2.7 million, which primarily related to conversion of one of our investments in a private company to cash and marketable equity securities, and the subsequent sale of the majority of those securities. In fiscal 2002, other income included a gain on marketable securities transactions of $8.2 million, which was offset by a $750,000 charge for impairment of an investment we held in a private technology company. The gains realized in fiscal 2002 consisted of gains from the sale of derivative financial instruments on securities we held for investment as well as the sale of marketable securities. Interest income for fiscal 2003 was $2.2 million compared to $3.6 million for fiscal 2002. The decrease in interest income in fiscal 2003 was the result of lower returns on cash and investment balances during the year. This decrease in interest income was partially offset by an increase in foreign currency transaction gains resulting from stronger European currencies.

Provision (Benefit) for Income Taxes.    We had income tax expense of $3.0 million in fiscal 2003 compared to income tax benefit of $3.1 million in fiscal 2002. In fiscal 2003 we had an effective tax expense of 19% and in fiscal 2002 we had an effective tax benefit of 200%. The relatively low tax rate in fiscal 2003 reflected the tax benefits of our credit for research and development spending, our extraterritorial income exclusion and non-taxable interest income. As a result of our near breakeven taxable income in 2002, taxes paid in various federal, state and international jurisdictions were exceeded by the tax benefits related to the three items described above.

Liquidity and Capital Resources

Cash flows provided by operating activities were $31.7 million, $16.0 million and $40.0 million during fiscal 2004, 2003 and 2002, respectively. During fiscal 2004, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, an increase in deferred revenue and a decrease in accounts receivable, which were offset by increases in service parts for maintenance and inventories. Deferred revenue increased due to increased sales of hardware service contracts and software maintenance contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the contract period, and certain software licenses that require deferral under generally accepted accounting principles. Accounts receivable decreased primarily due to the timing of collections from customers. The increase in service parts for maintenance relates to the support of our growing installed base of products. Inventories increased primarily due to an increase in raw materials to support new products and customers. In fiscal 2003, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization and increases in accounts payable, accrued liabilities and deferred revenue, which were offset by increases in accounts receivable, inventories and service parts for maintenance. Accounts payable and accrued liabilities increased primarily due to the timing of payments. As in fiscal 2004, deferred revenue increased due to increased sales of service and maintenance contracts and certain software licenses. Accounts receivable increased primarily due to increased sales and the timing of such sales, and inventories and service parts for maintenance increased as we launched both new products and existing products into new channels. During fiscal 2002, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, decreases in accounts receivable and inventories, an increase in deferred revenue, income tax refunds, and gains on securities and investment transactions, which were offset by an increase in service parts for maintenance. Inventories decreased as we entered into certain vendor-managed inventory programs, under which ownership transfers at the time we take possession of inventory in the manufacturing process. The increase in deferred revenue was due to increased sales of service and maintenance contracts. As in fiscal 2003, the increases in service parts for maintenance related to new product offerings as well as maintenance of our increasing installed base of existing solutions.

Cash flows provided by (used in) investing activities included proceeds from certain securities transactions, primarily the maturities of marketable debt securities, sale of marketable equity securities and covered calls on shares owned by us, of $24.6 million, $38.6 million and $41.9 million for fiscal 2004, 2003 and 2002, respectively. These proceeds were offset by purchases of marketable securities of $9.1 million, $16.5 million and $52.8 million during fiscal 2004, 2003 and 2002, respectively, and $692,000, $500,000 and $3.3 million of investments in non-marketable securities of non-public technology businesses during the same respective periods. During fiscal 2004, we received proceeds of $16.7 million from the disposal of assets held for sale, which primarily comprised inventory and leasehold improvements related to the Benchmark manufacturing outsourcing agreement completed during the year. Investments in property, plant and equipment were $14.6 million, $14.3 million and $26.9 during fiscal 2004, 2003 and 2002, respectively. Capital expenditures during fiscal 2004 were comprised primarily of computer hardware and software to support initiatives within our global services and research and development organizations and tooling and equipment related to new product introductions. Capital expenditures during fiscal 2003 were comprised primarily of computer hardware and software for our global information technology infrastructure and tooling and equipment related to new product introductions. Capital expenditures during fiscal 2002 were comprised primarily of computer hardware and software associated with the global implementation of a Customer Relationship Management information system and the worldwide rollout of our North American Enterprise Resource Planning information system, leasehold improvements purchased for our new Englewood, Colorado facility and tooling and equipment related to new product introductions.

With respect to cash flows provided by (used in) financing activities, during fiscal 2004, 2003 and 2002, we received proceeds from the issuance of common stock under our Stock Purchase Plan and the exercise of stock options and stock warrants of $8.1 million, $8.4 million and $6.5 million, respectively. We repurchased $9.5 million, $697,000 and $7.9 million of our common stock during fiscal 2004, 2003 and 2002, respectively. During fiscal 2003, we borrowed $781,000 on a credit line from a German bank, which we repaid in full during the same year. Offsetting cash flows provided by financing activities in all periods were certain payments on short-term and long-term debt, which were $1.2 million, $3.4 million and $2.2 million for fiscal 2004, 2003 and 2002, respectively. All of our outstanding debt was repaid in full during the third quarter of fiscal 2004.

At October 31, 2004, our cash and cash equivalents totaled $226.9 million, up from $180.4 million at October 31, 2003. Our cash and cash equivalents and marketable securities totaled $232.9 million and $201.2 million at October 31, 2004 and 2003, respectively. Our working capital, the difference between current assets and current liabilities, was $281.4 million at October 31, 2004 compared to $279.5 million at October 31, 2003. The ratio of current assets to current liabilities was 3.9 to 1 and 4.2 to 1 at October 31, 2004 and 2003, respectively.

The following table summarizes our contractual cash commitments as of October 31, 2004:

	Payments Due During Fiscal Years Ended October 31,
	Total	2005	2006-2007	2008-2009	Thereafter
	(In thousands)
Operating leases	$22,003	$4,871	$7,696	$4,777	$4,659
Purchase obligations	48,591	47,991	400	200	—

Total contractual cash obligations	$70,594	$52,862	$8,096	$4,977	$4,659

Included in the operating lease amounts above are the cash commitments related to a liability recorded in fiscal 2001 to reflect the anticipated costs to exit the facility in Englewood, Colorado that we partially abandoned in fiscal 2002. This liability represents our estimate of the net amount of lease payments related to unused capacity of the facility. During fiscal 2004, we made payments of $718,000, $511,000 of which related to unused capacity in the facility. This $511,000 reduced the liability from $1,008,000 at October 31, 2003 to $497,000 at October 31, 2004. During fiscal 2003, we made payments of $633,000, all of which related to unused capacity in the facility. This $633,000 reduced the liability from $1,641,000 at October 31, 2002 to $1,008,000 at October 31, 2003. We believe the remaining liability of $497,000 at October 31, 2004 is adequate to cover the cost of unused capacity in the facility through the end of the lease term in December 2006.

Purchase obligations include accounts payable to our vendors and four remaining annual payments of $200,000 for a $1,000,000 patent license.

Other commitments not included in the contractual cash commitments summary above include $2,710,000 in funding of investments in two limited partnership venture capital funds, which is discussed in Note 18 to the Consolidated Financial Statements. Our October 31, 2004 balance sheet includes liabilities for the purchase obligations and the anticipated exit costs accrued during fiscal 2001. None of the other commitments mentioned above require accrual at October 31, 2004. We had no other material or unusual commitments as of October 31, 2004.

Based on our strong cash position, anticipated profitable operations and planned expenditures, including further investment in our product development strategy, we believe that our existing cash and cash equivalents, marketable securities and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. However, cash flows from operations could be negatively impacted by a decrease in demand for our products as a result of rapid technological changes and other risks described under “Risk Factors.” Over the longer term, we may choose to fund our operations through the issuance of additional equity or debt financing. The issuance of equity or convertible debt securities could result in dilution to our stockholders, and we cannot provide any assurance that such additional long-term financing, if required, could be completed on favorable terms.

We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. In addition, we have made and expect to continue to make investments in companies with whom we have identified potential synergies.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer agreements, sales returns, bad debts, inventory obsolescence, service parts for maintenance, warranty costs, investments, intangible assets, acquired in-process technology, deferred income taxes, potential tax exposures and legal proceedings. We base our estimates on a combination of specifically identified items we are aware of, historical trends, our expectations of the future and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 1 to our Consolidated Financial Statements for a summary of all our significant accounting policies and recent accounting pronouncements that apply to us.

Customer Agreements and Sales Returns

We record estimated reductions to revenue for specifically-identified customer agreements, such as special pricing, price protection, stock rotation and volume-based incentives, at the time of shipment. These estimates are based upon the expected rate of occurrence taking into consideration both historical and current information. If market conditions were to decline, we may take actions to enter into more of these agreements, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We also record an allowance for sales returns for our estimates of expected customer product returns based on current sales and historical return rates. Should actual return rates differ from our estimates, revisions to our sales return allowance may be necessary. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers. If we were unable to reliably estimate the amount of future price adjustments and product returns in any specific reporting period, then we would be required to defer recognition of the revenue until the right to future price adjustments and product returns were to lapse and we were no longer under any obligation to reduce the price or take back the product.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate these losses based on specifically identified at-risk receivables and the overall aging of our accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and our ability to recognize sales to certain customers may be affected.

Inventory Obsolescence

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

Service Parts for Maintenance

We value our service parts for maintenance at the lower of amortized cost or market. Amortization of the aggregate service parts is computed on the straight-line method over the estimated useful life of three to seven years. Should the technology or our customers’ service needs change and cause a decrease in the estimated useful lives of such service parts, additional expense would be required.

Warranty Costs

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

Investments

We hold equity interests in private companies having operations or technology in areas within our strategic focus and limited partnership interests in private technology venture limited partnerships. We also hold investment-grade marketable debt securities in government and commercial entities. We record an investment impairment charge when we obtain specific information that causes us to believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. For our interests in private technology venture limited partnerships, which are accounted for under the equity method, we record equity investment gains or losses equal to our pro rata share of the limited partnership’s income or loss. This income or loss is primarily based on the general partner’s estimates of the fair value of non-marketable securities held by the partnership and, to a lesser extent, realized gains and losses from the partnership’s disposal of securities. All estimates related to our non-marketable securities are subject to the inherent uncertainty associated with the valuation of securities for which there is no public market.

Intangible Assets

Upon our adoption of SFAS 142 in the first quarter of fiscal 2003, we ceased amortizing goodwill and performed an initial review for impairment. Goodwill impairment has been reviewed annually thereafter, or more frequently when indicators of impairment are present. We did not record an impairment charge based on this initial review or our annual reviews performed during the third quarters of fiscal 2004 and 2003. Other intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over the estimated useful lives of the assets, which range from 30 months to seven years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.

Acquired In-Process Technology

When we enter into a business combination, we record an expense for the value of acquired in-process technology that has not reached technological feasibility and has no alternative future use as of the date of acquisition. The valuation of acquired in-process technology is typically based upon our estimates and valuations by a third-party appraiser.

Deferred Income Taxes

During fiscal 2004, we recorded a valuation allowance of $1.2 million to reduce our deferred tax assets relating to our foreign tax credits and selected state net operating losses because we believe it is more likely than not that these assets will not be realized. We do not have a valuation allowance on any other deferred tax assets because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance, in the event we were to determine that we would have a change in the realization of the net deferred tax asset in the future, an adjustment to the deferred tax asset or valuation allowance would be made.

Potential Tax Exposures and Legal Proceedings

We record liabilities to address potential exposures related to business and income tax positions we have taken that have been or could be challenged by taxing authorities. Additionally, we record liabilities associated with legal proceedings and lawsuits. These liabilities are recorded when the likelihood of payment is probable and the amounts can be reasonably estimated. The determination for required liabilities is based upon analysis of each individual tax issue or legal proceeding, taking into consideration the likelihood of adverse judgments and the range of possible loss. Additionally, our analysis may include discussion with outside legal counsel. The ultimate resolution of these potential tax exposures and legal proceedings may be greater or less than the liabilities recorded.

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

Currently, approximately 54% of our total international sales are denominated in U.S. dollars; therefore we are exposed to foreign currency exchange rate risk. The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $1.6 million and $1.8 million decrease in income before provision (benefit) for income taxes during fiscal 2004 and 2003, respectively. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries. To hedge this exposure, we may enter into forward-currency exchange contracts from time to time. Such contracts provide for the exchange of one currency for another at an agreed-upon price at an agreed-upon settlement date. We had no such contracts outstanding as of October 31, 2004

Interest Rate Risk

From time to time we invest in marketable debt securities as part of our cash management policy and not for trading purposes. These investments are subject to risks from changes in interest rates. All such investments held as of October 31, 2004 have maturity dates of less than one year. A hypothetical 10% adverse change in interest rates applied to our current marketable debt securities would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 8.    Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Advanced Digital Information Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Advanced Digital Information Corporation and its subsidiaries at October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective November 1, 2002, the Company changed its method of accounting for goodwill as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.”

As discussed in Note 1 to the consolidated financial statements, effective August 1, 2003, the Company changed its method of accounting for multiple deliverable revenue arrangements as required by Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

As discussed in Note 2, the consolidated financial statements for the years ended October 31, 2003 and 2002 have been restated.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 13, 2005

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,
	2004	2003
		(Restated)
	(In thousands, except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$226,890	$180,401
Accounts receivable, net of allowances of $1,319 in 2004 and $1,435 in 2003	93,025	100,391
Inventories, net	38,728	35,736
Short-term marketable securities	6,043	20,788
Assets held for sale	—	12,384
Prepaid expenses and other	2,845	2,356
Income taxes receivable	—	5,520
Deferred income taxes	10,757	8,303

Total current assets	378,288	365,879
Property, plant and equipment, net	45,913	45,505
Service parts for maintenance, net	29,993	28,427
Deferred income taxes	13,461	3,101
Investments	2,769	2,947
Goodwill	2,596	2,596
Intangible and other assets	2,010	1,702

	$475,030	$450,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,991	$45,159
Accrued liabilities	17,035	19,653
Income taxes payable	174	—
Current portion of deferred revenue	31,727	21,330
Bank lines of credit and current portion of long-term debt	—	192

Total current liabilities	96,927	86,334
Long-term deferred revenue	13,605	8,518
Long-term debt	—	967
Other long-term liabilities	600	—
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 63,758,716 issued and outstanding at October 31, 2004 (63,700,832 in 2003)	234,724	234,190
Retained earnings	127,877	120,142
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	1,301	(42)
Unrealized investment gains (losses)	(4)	48

Total shareholders’ equity	363,898	354,338

	$475,030	$450,157

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2004	2003	2002
	(In thousands, except for per share data)
Net sales	$454,819	$423,998	$337,599
Cost of sales	325,588	292,121	245,832

Gross profit	129,231	131,877	91,767

Operating expenses:
Sales and marketing	64,836	57,777	48,307
General and administrative	24,242	24,015	23,172
Research and development	37,925	40,609	32,230
Acquisition expenses	—	—	1,475

	127,003	122,401	105,184

Operating profit (loss)	2,228	9,476	(13,417)

Other income (expense):
Interest income	2,503	2,198	3,567
Gain on securities and investment transactions, net	73	2,722	7,482
Foreign currency transaction gains, net	1,114	1,569	1,094
Other	(325)	(454)	(279)

	3,365	6,035	11,864

Income (loss) before provision (benefit) for income taxes	5,593	15,511	(1,553)

Provision (benefit) for income taxes:
Current	3,190	(2,495)	(7,202)
Deferred	(5,332)	5,515	4,089

	(2,142)	3,020	(3,113)

Net income	$7,735	$12,491	$1,560

Basic net income per share	$0.12	$0.20	$0.03

Diluted net income per share	$0.12	$0.20	$0.02

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended October 31, 2004, 2003 and 2002

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
			(Restated)		(Restated)
	(In thousands)
Balance at October 31, 2001	61,934	$221,399	$106,091	$2,478	$329,968
Shares repurchased	(1,294)	(7,863)	—	—	(7,863)
Purchases under Stock Purchase Plan	286	1,943	—	—	1,943
Exercise of stock options, including tax benefit of $2,607	898	7,065	—	—	7,065
Exercise of warrants	106	143	—	—	143
Cancellation of Pathlight escrow shares	(55)	—	—	—	—
Comprehensive income (loss):
Net income	—	—	1,560	—	—
Unrealized investment gains (losses):
Unrealized investment losses, net of tax of $1,410	—	—	—	(2,618)	—
Reclassification adjustment: gain included in net income, net of tax of $1,285	—	—	—	(2,387)	—
Foreign currency translation adjustment, net of tax of $223	—	—	—	415	—
Total comprehensive loss	—	—	—	—	(3,030)

Balance at October 31, 2002	61,875	222,687	107,651	(2,112)	328,226
Shares repurchased	(113)	(697)	—	—	(697)
Purchases under Stock Purchase Plan	422	2,329	—	—	2,329
Exercise of stock options, including tax benefit of $3,844	1,512	9,866	—	—	9,866
Exercise of warrants	5	5	—	—	5
Comprehensive income (loss):
Net income	—	—	12,491	—	—
Unrealized investment gains (losses):
Unrealized investment gains, net of tax of $60	—	—	—	111	—
Reclassification adjustment: loss included in net income, net of tax of $87	—	—	—	162	—
Foreign currency translation adjustment, net of tax of $993	—	—	—	1,845	—
Total comprehensive income	—	—	—	—	14,609

Balance at October 31, 2003	63,701	234,190	120,142	6	354,338
Shares repurchased	(1,010)	(9,510)	—	—	(9,510)
Purchases under Stock Purchase Plan	282	2,612	—	—	2,612
Exercise of stock options, including tax benefit of $1,971	761	7,378	—	—	7,378
Exercise of warrants	25	54	—	—	54
Comprehensive income (loss):
Net income	—	—	7,735	—	—
Unrealized investment gains (losses):
Unrealized investment gains, net of tax of $29	—	—	—	(54)	—
Reclassification adjustment: loss included in net income, net of tax of $1	—	—	—	2	—
Foreign currency translation adjustment, net of tax of $723	—	—	—	1,343	—
Total comprehensive income	—	—	—	—	9,026

Balance at October 31, 2004	63,759	$234,724	$127,877	$1,297	$363,898

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$7,735	$12,491	$1,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,538	21,014	16,815
Bad debt expense	211	14	1,258
Inventory obsolescence	3,335	4,334	4,173
Acquired in-process research and development	—	—	1,200
Gain on securities and investment transactions	(73)	(2,722)	(7,482)
Deferred income taxes	(2,898)	5,323	4,279
Tax benefit from exercise of stock options	1,971	3,844	2,607
Other	81	131	17
Change in assets and liabilities:
Accounts receivable	6,616	(29,041)	9,807
Inventories	(8,465)	(15,467)	6,585
Prepaid expenses and other	(402)	(51)	(436)
Service parts for maintenance	(11,032)	(9,865)	(10,210)
Accounts payable	1,309	9,282	683
Accrued liabilities	(3,303)	7,228	(1,369)
Income taxes	(2,636)	848	3,306
Deferred revenue	14,692	8,656	7,234

Net cash provided by operating activities	31,679	16,019	40,027

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,644)	(14,296)	(26,932)
Proceeds from assets held for sale	16,740	—	—
Purchase of marketable securities	(9,054)	(16,478)	(52,812)
Proceeds from securities transactions	24,590	38,630	41,875
Purchase of other investments	(692)	(500)	(3,259)
Purchase of intangible assets	(200)	—	—
Return of investment on other investments	71	—	—

Net cash provided by (used in) investing activities	16,811	7,356	(41,128)

Cash flows from financing activities:
Repayment of short-term and long-term debt	(1,221)	(3,373)	(2,227)
Proceeds from short-term borrowings	—	781	—
Repurchase of common stock	(9,510)	(697)	(7,863)
Proceeds from issuance of common stock for stock options, stock warrants and Stock Purchase Plan	8,073	8,356	6,544

Net cash provided by (used in) financing activities	(2,658)	5,067	(3,546)

Effect of exchange rate changes on cash	657	1,218	114

Net increase (decrease) in cash and cash equivalents	46,489	29,660	(4,533)
Cash and cash equivalents at beginning of period	180,401	150,741	155,274

Cash and cash equivalents at end of period	$226,890	$180,401	$150,741

Supplemental Disclosure of Cash Flow Information

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Cash paid during the period for:
Interest	$123	$211	$292
Income taxes	$1,826	$734	$675
Non-cash investing activity:
Patent license acquired with long-term payable	$800	$—	$—
Conversion of cost basis investment into marketable securities	$—	$6,350	$—

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements consolidate the accounts of Advanced Digital Information Corporation (ADIC) and our wholly owned subsidiaries, including the subsidiaries representing our major international operations: ADIC Europe SARL (ADE), ADIC Germany GmbH & Co. KG (ADIC Germany) and ADIC Limited (ADIC UK). The companies are collectively hereinafter referred to as “ADIC,” “we,” “our” and “us.” All intercompany transactions have been eliminated.

Nature of Operations

ADIC provides Intelligent Storage solutions for the open-systems marketplace. Along with our value-added resellers (VARs), distributors, OEM partners and end-user customers, we incorporate our proprietary hardware, software and connectivity solutions, as well as our service and support expertise, with third-party hardware and software products to deliver reliable, flexible and scalable storage solutions. Our storage solutions are designed to enable a broad range of business and governmental organizations to manage, access and protect their large-scale data more effectively. We sell our products on a global basis.

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

Estimates that are particularly susceptible to significant change in the near term are those related to customer agreements, sales returns, bad debts, inventory obsolescence, service parts for maintenance, warranty costs, investments, intangible assets, acquired in-process technology, deferred income taxes, potential tax exposures and legal proceedings.

Revenue Recognition

We rely on multiple distribution channels; our customers may be VARs, distributors, OEMs or end users. Revenue from hardware product sales is recognized in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which was adopted in fiscal 2003, and Staff Accounting Bulletin No. 104, “Revenue Recognition,” which was adopted in fiscal 2004. Under these pronouncements, we recognize revenue from hardware sales upon shipment provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining, the price is fixed and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end-user acceptance, which typically occurs after delivery and installation are completed. Revenue from extended and enhanced service contracts is deferred and recognized ratably over the life of the contract. We define service revenue to include these service contracts, and we view all other types of revenue as part of our product sales. We consign inventory at third-party warehouses for certain OEM partners. We recognize revenue when our OEM partner takes title to the inventory, which can occur one of two ways. In some instances, the warehouse ships inventory to the OEM partner, and in other

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instances, the warehouse ships inventory directly to a customer of the OEM. In both instances, title transfers to our OEM partner upon shipment. Libraries, software, service contracts and maintenance services may be sold separately or together. If sold together, total revenue is allocated to the various elements based upon the price of that item sold on a separate basis.

Certain distributors and direct marketing resellers have the right, on a quarterly basis, to return products according to a stock rotation policy. Typically, the value of the products returned cannot exceed 10% of the previous quarter’s purchases, and the products returned must be new and in sealed cartons. Some of our agreements with distributors require that these returns be accompanied by offsetting orders of commensurate value. We record reductions to revenue for these rights when the sale is made. We also record an allowance for sales returns for our estimates of expected customer product returns based on current sales and historical return rates. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers. We also record estimated reductions to revenue for specifically-identified customer pricing agreements, such as special pricing, price protection and volume-based incentives, at the time of shipment. These estimates are based upon the expected rate of occurrence taking into consideration both historical and current information.

Revenue from software sales is recognized when the criteria of Statement of Position No. 97-2, “Software Revenue Recognition” have been met. These criteria include persuasive evidence of an arrangement, delivery of the software, a fixed and determinable fee, probable collection and vendor- specific objective evidence of fair value for undelivered elements. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. We recognize revenue from software sales upon delivery provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining, the price is fixed and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end-user acceptance, which typically occurs after delivery and installation are completed. Revenue from postcontract customer support agreements, which entitle customers to both support and upgrades during the term of the agreement, when-and-if available, is recognized ratably over the life of the agreement. EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” affirms that the revenue recognition guidance in SOP 97-2 also applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We do not currently have any non-software deliverables that are subject to the guidance of EITF 03-5.

Revenue from installations, professional services, repair and training is recognized when the work is completed. Generally, product installation is considered perfunctory and is treated as a separate element from the product under EITF 00-21.

Deferred Revenue

Deferred revenue primarily consists of unearned revenue from hardware service contracts and software maintenance contracts, both of which are typically billed at the beginning of the contract term and recognized as revenue over the contract period. The remainder of the deferred revenue balance

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprises certain software licenses and hardware purchases that require deferral under generally accepted accounting principles if the criteria described in the Revenue Recognition policy above are not met at the time the sale is made.

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

For our products, parts and labor are covered under warranty for periods between three months and three years. A provision for internal labor costs and third party service costs related to warranty expense is recorded when revenue is recognized. We hold service parts for maintenance that are used to service our warranties and extended service contracts. The aggregate cost of these parts is amortized over the estimated useful life of three to seven years. With respect to drives, tapes and disk used in our products but manufactured by a third party, we provide to the customer a warranty on such drives, tapes and disk that is substantially equivalent to the warranty provided by the manufacturer.

Changes in our accrued warranty balance for the year ended October 31, 2004 are as follows:

Balance at October 31, 2003	$5,481
Accruals for warranties issued	9,960
Settlements during the period	(8,509)

Balance at October 31, 2004	$6,932

Shipping Costs

The cost of shipping product to customers is included in cost of sales. Freight charged to customers is included in net sales.

Advertising Expense

Advertising expense includes costs associated with direct marketing, telemarketing, trade shows, promotions and public relations. These costs are expensed as incurred. Advertising expense for the years ended October 31, 2004, 2003 and 2002 was $7,214,000, $7,360,000 and $7,168,000, respectively.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs

Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for team member compensation, materials used in the development effort, facilities and other internal costs, as well as expenditures for third party professional services.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. Marketable securities are carried at fair value, which is based on quoted market prices. The fair value of our investments in marketable securities is less than cost at October 31, 2004 and greater than cost at October 31, 2003.

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

We sell our products primarily through third-party resellers and OEMs. Total sales to Dell and IBM, our two largest customers, include OEM sales as well as sales of ADIC branded product. Dell and IBM accounted for fiscal 2004 revenues of $109,935,000 (24%) and $96,448,000 (21%), respectively. These two customers accounted for fiscal 2003 revenues of $103,317,000 (24%) and $96,118,000 (23%), respectively, and fiscal 2002 revenues of $63,518,000 (19%) and $86,211,000 (26%), respectively. These two customers represented 44% and 49% of accounts receivable at October 31, 2004 and 2003, respectively.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all outstanding accounts receivable. Allowance for doubtful accounts receivable for the years ended October 31, 2004, 2003 and 2002 is as follows:

	Balance at Beginning of Year	Additions Charged to Income*	Deductions*	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts receivable:
2004	$1,435	$211	$327	$1,319
2003	1,379	14	(42)	1,435
2002	1,752	1,258	1,631	1,379

*	Deductions represent amounts written off against the allowance, net of recoveries. During fiscal 2003, due to strong collection activity, our accounts receivable customer balances were very current and contributed to a lower allowance as a percentage of accounts receivable than we have historically recorded. During fiscal 2002, the write off of a single customer balance accounted for $1,239,000 of the deduction.

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

	October 31, 2004	October 31, 2003
	(In thousands)
Cash	$94,695	$95,447
Marketable debt securities	132,195	84,954

	$226,890	$180,401

Cash equivalents exclude marketable debt securities with maturities of greater than three months at the date of purchase. These securities are classified as marketable securities and are described in Note 5.

Marketable Securities and Other Investments

At times we invest in certain marketable debt and equity securities. Equity securities consist of stock in U.S. companies that operate in areas within our strategic focus. Debt securities consist of investment-grade government and commercial securities purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” such investments are classified as available-for-sale. Under SFAS 115, unrealized investment gains and losses, net of taxes, are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purpose of computing realized gains and losses, costs are

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identified on a specific identification basis. We write down an investment and recognize a loss when events indicate there has been an impairment of value which is other than temporary. We also hold investments in privately held early-stage technology companies and private technology venture limited partnerships. These investments individually represent voting ownership interests of less than 20%. Ownership interests in private technology limited partnerships are accounted for under the equity method unless our interest is so minor (typically less than 5%) that we have virtually no influence over the partnership operating and financial policies, in which case the cost method is used. Currently, our investments in private technology limited partnerships are accounted for using the equity method.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We evaluate the need for inventory allowances associated with obsolete, slow-moving and nonsalable inventory by reviewing current transactions and forecasted product demand. Allowance for excess and obsolete inventory for the years ended October 31, 2004, 2003 and 2002 is as follows:

	Balance at Beginning of Year	Additions Charged to Income	Deductions*	Balance at End of Year
	(In thousands)
Allowance for inventory obsolescence:
2004	$14,019	$3,335	$4,063	$13,291
2003	10,713	4,334	1,028	14,019
2002	7,388	4,173	848	10,713

*	Deductions represent dispositions of inventory written off against the allowance.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, except for property, plant and equipment of acquired entities which has been reduced for certain negative goodwill associated with their acquisition in fiscal 1998. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	25 to 40 years
Machinery and equipment	3 to 10 years
Computer equipment	3 to 5 years
Software	3 to 10 years
Office furniture	3 to 10 years
Leasehold improvements	Life of lease

Expenditures for maintenance and repairs are expensed as incurred. Gains and losses from disposal in the amount of the difference between any proceeds received from the sale of property, plant and equipment and net book value of the asset disposed are recorded in other income.

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

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Intangible Assets

Intangible assets resulting from past acquisitions include core technology, non-compete agreements and goodwill, which were recorded at their fair value. In fiscal 2004 we acquired licensed technology from an existing supplier. On November 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which required us to discontinue amortization of goodwill. As required by SFAS 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. In applying these criteria, we transferred net assembled workforce from intangible assets to goodwill in the first quarter of fiscal 2003. During the first quarter of fiscal 2003, we completed the initial assessment for impairment of goodwill required upon implementation of SFAS 142 and concluded that goodwill was not impaired. We are required to perform goodwill impairment tests on an annual basis or when indicators of impairment exist. We performed our annual goodwill impairment test in the third quarter of fiscal 2004 and 2003 and concluded that goodwill was not impaired. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Intangible assets other than goodwill are amortized over the periods estimated to be benefited as follows: core technology, seven years; licensed technology, 51 months; non-compete agreements, 30 months.

The following table presents net income and net income per share for the years ended October 31, 2004, 2003 and 2002 on a pro forma basis as if SFAS 142 had been adopted on November 1, 2001:

	Years Ended October 31,
	2004	2003	2002
	(In thousands, except for per share data)
Net income, as reported	$7,735	$12,491	$1,560
Add back: amortization of goodwill (including assembled workforce), net of tax	—	—	282

Pro forma net income	$7,735	$12,491	$1,842

Basic net income per share:
As reported	$0.12	$0.20	$0.03
Pro forma	$0.12	$0.20	$0.03
Diluted net income per share:
As reported	$0.12	$0.20	$0.02
Pro forma	$0.12	$0.20	$0.03

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred taxes result from the difference between the tax basis and fair value of assets of acquired entities, the unrealized gain or loss associated with investments in equity securities and from the timing of tax deductions for depreciation, allowances and accrued expenses. In addition, we have deferred taxes resulting from net operating loss and general business credit carryforwards.

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

Foreign Currency Transactions and Forward Contracts

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change. In addition, we may enter into foreign currency forward contracts to hedge transactions which are not otherwise offset. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method, and are typically three months or less in length. There were no outstanding contracts at October 31, 2004 or 2003.

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

Stock-based Compensation

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interpretation of APB Opinion No. 25.” No stock-based compensation cost is reflected in net income, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our net income and basic and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Years Ended October 31,
	2004	2003	2002
	(In thousands, except for per share data)
Net income, as reported	$7,735	$12,491	$1,560
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(6,963)	(6,663)	(8,990)

Pro forma net income (loss)	$772	$5,828	$(7,430)

Basic net income (loss) per share:
As reported	$0.12	$0.20	$0.03
Pro forma	$0.01	$0.09	$(0.12)
Diluted net income (loss) per share:
As reported	$0.12	$0.20	$0.02
Pro forma	$0.01	$0.09	$(0.12)

The options granted during fiscal 2004, 2003 and 2002 expire between sixteen months and ten years after the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results for options granted during the fiscal years presented:

	Years Ended October 31,
	2004	2003	2002
Weighted average risk free interest rates	3.51%	3.45%	3.93%
Expected dividend yield	0%	0%	0%
Expected volatility	78%	80%	82%
Expected lives (in years)	5.2	6.0	4.7
Weighted average fair value, grants equal to fair market value	$6.62	$6.24	$5.71
Weighted average fair value, grants greater than fair market value	$2.74	$—	$—

The fair value of each share purchased under our stock purchase plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results for options granted during the fiscal years presented:

	Years Ended October 31,
	2004	2003	2002
Weighted average risk free interest rates	1.45%	1.11%	1.82%
Expected dividend yield	0%	0%	0%
Expected volatility	65%	70%	68%
Expected lives (in years)	0.5	0.5	0.5
Weighted average fair value	$3.40	$3.27	$2.64

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassification

Certain prior year information has been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-5 affirms that the revenue recognition guidance in SOP 97-2 applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We adopted EITF 03-5 during the first quarter of fiscal 2004. Under this pronouncement we will apply SOP 97-2 to any hardware that is software-related and will recognize revenue accordingly. We do not currently have any non-software deliverables that meet the EITF 03-5 definition of “software-related;” therefore, to date, the adoption of this accounting principle has not had a significant impact on our financial position or results of operations.

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

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB approved the issuance of FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for ADIC beginning in fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005 and will become effective for ADIC beginning with the fourth quarter of our 2005 fiscal year. We have not yet determined which transition method we will use to adopt SFAS 123R. Assuming the modified prospective method with no restatement is used, we will record stock compensation expense of approximately $6.5 million between the fourth quarter of fiscal 2005 through fiscal 2008 for stock awards outstanding as of October 31, 2004. The full impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods.

2.    Restatement of Previously Issued Financial Statements

Our financial statements for the years ended October 31, 2003, 2002 and 2001 have been restated to correct our accounting for our investment in a private technology venture limited partnership. During fiscal 2004, we determined that our investment in Frazier Technology Venture Fund I (FTVI), a limited partnership, has been improperly accounted for since fiscal 2000. We initially accounted for our investment under the cost method since our ownership interest in FTVI is less than 20% and we do not have significant influence over the partnership’s operating and financial policies. Subsequently it was determined that the equity method is appropriate under EITF Topic D-46, “Accounting for Limited Partnership Investments,” because our limited partnership ownership interest is greater than 5%. In addition, we reclassified $5,335,000 from current deferred income taxes to noncurrent deferred income taxes unrelated to the FTVI adjustment.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact of this restatement on our financial statements for the fiscal years ended October, 31, 2003, 2002 and 2001:

	As Reported	As Restated
	(In thousands)
At October 31, 2001:
Deferred income taxes, noncurrent	$7,766	$8,039
Investments	9,953	9,172
Retained earnings	106,599	106,091
At October 31, 2002:
Deferred income taxes, noncurrent	3,347	3,620
Investments	10,928	10,147
Retained earnings	108,159	107,651
At October 31, 2003:
Deferred income taxes, current	13,638	8,303
Deferred income tax asset (liability), noncurrent	(2,507)	3,101
Investments	3,728	2,947
Retained earnings	120,650	120,142

3.    Business Combinations

In March 2002, we paid $1.8 million in cash to acquire the intellectual property and assets and hire the engineering and product management personnel of V-Stor LLC, a privately held company based in California. V-Stor developed disk-based data protection products for the open systems market. Our V-Stor-based development effort includes software that allows disk-based storage to look and act like tape systems to traditional backup applications in order to allow disk to be utilized easily in existing data protection systems. The V-Stor technology has been integrated into new products, including products that combine disk and tape for backup. This acquisition was accounted for as a purchase business combination. We expensed $1.5 million of the total purchase consideration. These acquisition charges relate to acquired in-process research and development and compensation to V-Stor personnel. The acquired technology had not reached technological feasibility and has no alternative future use. The valuation of the acquired in-process research and development was based on our estimates and a valuation by a third-party appraiser.

4.    Benchmark Outsourcing Agreement

In November 2003, we expanded an existing outsource manufacturing relationship with Benchmark Electronics, Inc. to include final assembly and test of a significant portion of our entry-level and workgroup tape automation product line. In connection with this expansion, we transferred to Benchmark approximately 150 team members associated with manufacturing, test and supply chain management. Benchmark assumed the lease on our Redmond, Washington manufacturing facility and purchased inventory associated with the product line and property, plant and equipment related to the operation for $15.1 million in cash. Assets held for sale at October 31, 2003 related to this transaction and were comprised of the following:

Amount
(In thousands)
Inventories	$8,454
Property, plant and equipment	4,052
Less: accrued liabilities	(122)

$12,384

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $15.1 million purchase price exceeded the $12.4 million of assets held for sale as of October 31, 2003 primarily due to the fact that certain inventory purchased during November 2003 was sold to Benchmark. In June 2004, we further expanded our existing outsource relationship to incorporate screening and repair of certain entry-level and workgroup tape automation products. In connection with this expansion, we transferred to Benchmark certain team members from our customer service and repair operations in Redmond. Additionally, Benchmark purchased certain inventory and property, plant and equipment associated with these operations for $1.6 million in cash. There was no gain or loss recorded on any of these transactions.

5.    Investments in Marketable Securities and Other Investments

We classify all of our marketable securities as available-for-sale because we intend to maintain a liquid portfolio to take advantage of investment opportunities. The cost, fair value and unrealized gains and losses of marketable securities are summarized as follows:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
October 31, 2004:
Municipal obligations	$6,049	$—	$(6)	$6,043

October 31, 2003:
U.S. government and agency obligations	$4,007	$44	$—	$4,051
Municipal obligations	13,332	13	—	13,345
Corporate obligations	3,214	15	—	3,229
Equity securities	161	2	—	163

	$20,714	$74	$—	$20,788

Consistent with our investment policy, investment maturities do not exceed 24 months at the date of purchase. All marketable debt securities have maturities of less than one year as of October 31, 2004.

During fiscal 2004, 2003 and 2002, we sold certain current marketable securities and realized gains and losses as follows:

	Realized Gains	Realized Losses	Net Gains
	(In thousands)
2004	$52	$(4)	$48
2003	1,738	(249)	1,489
2002	3,675	(3)	3,672

From time to time, we make other strategic investments that are accounted for under the cost method. We review these non-marketable investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability. In fiscal 2002, we wrote down our strategic investment portfolio by $750,000 to reflect such impairment and recorded this write-down as a component of our net gain on securities transactions. We did not record any write downs during fiscal 2004 or 2003. In November 2002, one of our strategic

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments was converted to cash and marketable equity securities with a combined value of $8,351,000, and we recorded a gain on securities transactions of $651,000. During the remainder of fiscal 2003 and fiscal 2004, we received additional shares of marketable equity securities under earnout and escrow provisions of the November 2002 investment transaction noted above and recorded additional gains on securities transactions of $582,000 and $823,000, respectively, upon the receipt of these shares.

We also hold strategic investments in private technology venture limited partnerships that are accounted for under the equity method. During fiscal 2004, we recorded a $799,000 loss on equity investment reflecting a reduction in the value of investments related to our $5,000,000 fiscal 2000 commitment to participate in a limited partnership. No gains or losses were recorded in fiscal 2003 or 2002.

At October 31, 2001 we recorded a liability of $4,272,000 for cash received related to the sale of derivative financial instruments on certain marketable equity securities held by us. As the derivatives matured during the first half of fiscal 2002, the recorded liability of $4,272,000 was recorded as a gain on securities transactions. In addition, we received $288,000 in cash related to the sale of derivatives in fiscal 2002 and recognized that as a gain on securities transactions during the year.

6.    Inventories

Inventories are comprised of the following:

	October 31, 2004	October 31, 2003
	(In thousands)
Finished goods	$27,976	$30,858
Work-in-process	173	622
Raw materials	23,870	18,275

	52,019	49,755
Allowance for inventory obsolescence	(13,291)	(14,019)

	$38,728	$35,736

7.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 31, 2004	October 31, 2003
	(In thousands)
Land and building	$1,010	$1,141
Machinery and equipment	31,071	31,593
Office equipment, including purchased software	38,307	33,146
Leasehold improvements	6,726	5,766

	77,114	71,646
Accumulated depreciation and amortization	(31,201)	(26,141)

	$45,913	$45,505

Depreciation and amortization expense was $14,929,000, $14,675,000 and $10,627,000 in fiscal 2004, 2003 and 2002, respectively.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Service Parts for Maintenance

Service parts for maintenance consists of the following:

	October 31, 2004	October 31, 2003
	(In thousands)
Service parts for maintenance	$60,035	$49,351
Accumulated amortization	(30,042)	(20,924)

	$29,993	$28,427

Amortization expense was $8,930,000, $5,721,000 and $4,874,000 in fiscal 2004, 2003 and 2002, respectively.

9.    Intangible and Other Assets

Intangible and other assets consists of the following:

	October 31, 2004			October 31, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(In thousands)			(In thousands)
Core technology	$3,804	$(2,762)	$1,042	$3,804	$(2,218)	$1,586
Licensed technology	1,000	(117)	883	—	—	—
Non-compete agreements	—	—	—	50	(32)	18
Other assets	85	—	85	98	—	98

	$4,889	$(2,879)	$2,010	$3,952	$(2,250)	$1,702

Non-compete agreements became fully amortized during fiscal 2004. We recorded intangible amortization expense of $679,000, $618,000 and $1,314,000 in fiscal 2004, 2003 and 2002, respectively. Total expected future amortization related to intangible assets is provided in the following table:

Year Ended October 31,	Amortization
(In thousands)
2005	$779
2006	733
2007	235
2008	178

10.    Accrued Liabilities

Accrued liabilities are comprised of the following:

	October 31, 2004	October 31, 2003
	(In thousands)
Accrued payroll and related liabilities	$7,071	$12,157
Warranties	6,932	5,481
Taxes, other than income	586	920
Other	2,446	1,095

	$17,035	$19,653

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Credit Agreements and Long-term Debt

Credit Agreements

We had borrowings under two operating lines provided by German banks that were repaid in full during fiscal 2003.

Long-term Debt

Long-term debt at October 31, 2003 primarily represented a loan payable to a German bank, which was collateralized by the German manufacturing facility with a net book value of $3,247,000 at October 31, 2003. This loan was repaid in full during fiscal 2004.

12.    Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Current income tax:
U.S. Federal	$1,969	$(4,190)	$(7,100)
Foreign	996	1,457	(332)
State and local	225	238	230

Total current	3,190	(2,495)	(7,202)

Deferred income tax:
U.S. Federal	(1,579)	4,635	4,096
Foreign	(897)	880	(7)
State and local	(150)	—	—
Tax contingency release	(2,706)	—	—

Total deferred	(5,332)	5,515	4,089

Total provision (benefit) for income taxes	$(2,142)	$3,020	$(3,113)

The provision (benefit) for federal income tax differs from the amount computed by applying the applicable statutory income tax rate to income (loss) before provision (benefit) for income taxes for the following reasons:

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Federal income tax at statutory rate	$1,958	$5,429	$(491)
Impact of foreign operations	(6)	115	53
Foreign tax credit	(802)	—	—
Tax exempt interest income	(458)	(261)	(298)
Research and development tax credits	(1,011)	(1,961)	(1,547)
Activity of foreign subsidiaries	(112)	(572)	(1,169)
State income taxes	(389)	155	150
Change in valuation allowance	1,187	—	—
Tax contingency release	(2,706)	—	—
Other	197	115	189

	$(2,142)	$3,020	$(3,113)

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 2004 and 2003 are:

	October 31, 2004	October 31, 2003
		(Restated)
	(In thousands)
Deferred tax assets:
Allowance for inventory and spare parts	$11,264	$9,107
Team member compensated absences	342	301
Warranties	1,765	1,142
Allowances for bad debt and sales returns	1,276	1,255
Net operating loss and credit carryforwards	13,817	5,905
Lease termination accrual	176	353
Asset acquisition	338	365
Deferred revenue	1,900	—
Gain from partnership interest(1)	370	108
Unrealized investment losses	1,572	—
Foreign tax credit related to partnership interest	681	—
Other	173	—

Gross deferred tax assets	33,674	18,536
Deferred tax assets valuation allowance	(1,187)	—

Net deferred tax assets	32,487	18,536
Deferred tax liabilities:
Plant and equipment	(7,452)	(5,629)
Intangible and other assets	(367)	(553)
Unrealized investment gains	—	(82)
Other	(450)	(868)

Gross deferred tax liabilities	(8,269)	(7,132)

Net deferred income taxes	$24,218	$11,404

(1)	See Note 2 for additional information.

Deferred U.S. income taxes are not provided for the earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. The domestic and foreign components of income (loss) before income taxes are as follows:

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Domestic	$6,095	$9,558	$(701)
Foreign	(502)	5,953	(852)

	$5,593	$15,511	$(1,553)

Due to one of our acquisitions we have net loss carryforwards of approximately $3,084,000 that start to expire in 17 years. Due to two other acquisitions we have net operating loss carryforwards of approximately $9,438,000 that expire in 15 years. We also have net loss carryforwards from the prior year of approximately $9,847,000 that expire in 19 years. Although realization is not assured,

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management believes, based on its current expectations and tax planning strategies, that it is more likely than not that the net deferred tax assets related to these net loss carryforwards will be realized.

During fiscal 2004, we recorded a valuation allowance of $1,187,000 to reduce our deferred tax assets relating to our foreign tax credits and selected state net operating losses because we believe it is more likely than not that these assets will not be realized. We do not have a valuation allowance on any other deferred tax assets because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance, in the event we were to determine that we would have a change in the realization of the net deferred tax asset in the future, an adjustment to the deferred tax asset or valuation allowance would be made.

Also during fiscal 2004 we recorded a $2,706,000 tax benefit for the release of a tax contingency related to the favorable outcome of tax audits that have been concluded.

13.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share.

	Years Ended October 31,
	2004	2003	2002
	(In thousands, except for per share data)
Numerator:
Net income	$7,735	$12,491	$1,560
Denominator:
Denominator for basic net income per share—weighted average shares	64,023	62,569	62,304
Dilutive potential common shares from team member (employee) stock options	771	995	1,196

Denominator for diluted net income per share—adjusted weighted average shares and assumed conversions	64,794	63,564	63,500

Basic net income per share	$0.12	$0.20	$0.03

Diluted net income per share	$0.12	$0.20	$0.02

14.    Capital Stock

Share Repurchase Program

In May 2002, our board of directors announced a stock repurchase program, and in May 2004, the number of total shares available for repurchase was increased to an additional 5,000,000 shares above the 1,406,900 that had previously been repurchased under the program. The repurchase program permits open market purchases from time to time and remains in effect until the total authorized number of shares have been repurchased or until earlier termination by the board of directors. As of October 31, 2004, a total of 3,989,607 shares remained available for repurchase.

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

Pathlight Escrow Shares

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

Stock Warrants

In connection with our acquisition of Pathlight on May 11, 2001, we assumed all outstanding warrants to purchase shares of common stock of Pathlight. Accordingly, after applying the applicable conversion ratio to the outstanding Pathlight warrants, we assumed warrants providing for the issuance of an aggregate of 308,291 shares of ADIC common stock at prices ranging from $1.235 to $7.401 per share. In June 2004, all remaining outstanding warrants expired without being exercised.

15.    Stock-based Compensation Plans

At October 31, 2004, we had five stock option plans. Since its initial approval by our shareholders in February 2000, the large majority of new stock option grants have been made under our 1999 Stock Incentive Compensation Plan (1999 Plan). Additionally, from time to time new stock option grants are made from our 1996 Stock Option Plan (1996 Plan) as shares become available under that plan due to cancellation or expiration of outstanding options. In addition to these two plans, we also assumed a plan in connection with our acquisition of MountainGate in September 1999 and we assumed the outstanding options under 1997 Pathlight Technology Plan (Pathlight Plan) in connection with our acquisition of Pathlight in May 2001. The Pathlight Plan consisted of options to purchase 520,502 shares. Substantially all of the options granted under that plan were incentive stock options with a ten-year life that became fully vested upon the acquisition. In fiscal 2002, the board of directors approved the 2002 Team Member Retention Stock Option Plan (2002 Plan), under which 540,000 shares were authorized for issuance upon exercise of options granted to existing team members. We will not make any additional grants under the Pathlight Plan or the 2002 Plan.

The terms of our 1996 Plan, 1999 Plan and 2002 Plan require the option price to be equal to or greater than the fair market value of our common stock on the date of grant. Options may be exercisable for all or part of the shares as determined by the individual option agreement; the majority of the options issued under these plans vest 25% per year for four years. Options granted prior to August 2002 typically expire five years from the grant date, and options granted during or subsequent to August 2002 typically expire ten years from the grant date. All options granted under these plans have been nonqualified stock options. As of October 31, 2004, under all of our plans, options to purchase an aggregate of 7,156,000 shares were outstanding, and options to purchase an additional 3,462,000 shares were authorized for future grants under the plans.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, eligible team members may purchase shares of common stock on favorable terms through payroll deductions in accordance with our 1997 Stock Purchase Plan. This plan provides that the purchase price of the stock must not be less than 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under this plan, 282,000, 422,000 and 286,000 shares of stock were issued during fiscal 2004, 2003 and 2002, respectively.

Options granted, exercised and canceled under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price
	(In thousands)
Balance at October 31, 2001	8,372	$13.27
Options granted	2,884	8.83
Options exercised	(898)	3.08
Options canceled	(710)	15.25
Options expired	(126)	25.80

Balance at October 31, 2002	9,522	12.56
Options granted	948	8.90
Options exercised	(1,512)	3.98
Options canceled	(622)	12.75
Options expired	(253)	18.67

Balance at October 31, 2003	8,083	13.51
Options granted, equal to fair market value	912	9.39
Options granted, greater than fair market value	178	9.98
Options exercised	(761)	7.11
Options canceled	(691)	12.39
Options expired	(565)	18.48

Balance at October 31, 2004	7,156	13.31

At October 31, 2004, a total of 3,998,000 options were exercisable at a weighted average exercise price of $16.12. At October 31, 2003 a total of 3,711,000 options were exercisable at a weighted average exercise price of $15.60.

The following table summarizes information about stock options outstanding at October 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.1230 - $3.4560	68	60 mos	$2.1289	68	$2.1289
$ 5.2500 - $7.7100	933	90 mos	$5.6249	383	$5.5905
$ 8.2600 - $11.5250	3,185	60 mos	$9.7090	1,017	$10.1920
$12.4400 - $18.0625	1,754	20 mos	$14.3768	1,408	$14.3133
$20.0625 - $27.7190	868	8 mos	$25.3840	774	$25.7506
$33.6250 - $33.6250	348	4 mos	$33.6250	348	$33.6250

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Bonus Plan

We currently have a non-contributory bonus plan for all team members except certain team members based outside the United States and commissioned staff. Distributions under the bonus plan are generally based upon a combination of team member salaries and achievement of individual and Company performance goals. For certain high-level team members, the board frequently establishes a threshold level of financial performance that must be achieved before distributions are made under the bonus plan. With the exception of amounts guaranteed to certain new hires, no distributions were paid to these high-level team members for fiscal 2004 or 2002. We achieved a significant number of our financial and non-financial performance goals during fiscal 2003. Therefore, all eligible team members received a partial payout of their target bonus for fiscal 2003. ADIC’s contributions to the plan totaled $185,000, $6,742,000 and $276,000 for fiscal 2004, 2003 and 2002, respectively.

17.    Defined Contribution 401(k) Plan

We offer a defined contribution 401(k) plan for our team members in the United States as well as certain team members outside of the United States. ADIC’s matching contributions to the plan were $1,596,000, $1,320,000, and $1,244,000 for fiscal 2004, 2003 and 2002, respectively.

18.    Commitments and Contingencies

As of October 31, 2004 we leased facilities in Redmond, Washington; Englewood, Colorado; Ithaca, New York; Santa Clara, California; Richardson, Texas; Burnsville, Minnesota; Munich, Germany; Paris, France; and London, England, for administrative, sales and marketing, research and development, operations and warehouse activities. Additional sales and service offices are leased at various sites in the United States, Europe and Asia.

Our noncancelable operating leases, some of which include escalation clauses, have terms ranging from fiscal 2005 through 2014. Minimum annual future rental commitments for these leases at October 31, 2004, are shown in the following table:

Year Ended October 31,	Amount
(In thousands)
2005	$4,871
2006	4,276
2007	3,420
2008	2,629
2009	2,148
Thereafter	4,659

Rent expense aggregated $5,816,000 in fiscal 2004, $6,110,000 in fiscal 2003 and $5,909,000 in fiscal 2002.

During fiscal 2001 we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site in Englewood, Colorado which was replaced by a larger facility in Englewood in fiscal 2002. These accrued costs represents our estimate of the net amount of lease payments related to unused capacity of the old facility. During fiscal 2004, we made payments of $718,000, $511,000 of which related to unused capacity in the facility. This $511,000 reduced the liability from $1,008,000 at October 31, 2003 to $497,000 at October 31, 2004. During fiscal 2003, we made payments of $633,000, all of which related to unused capacity in the facility. This $633,000

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced the liability from $1,641,000 at October 31, 2002 to $1,008,000 at October 31, 2003. We believe the remaining liability of $497,000 at October 31, 2004 is adequate to cover the cost of unused capacity in the facility through the end of the lease term in December 2006.

We are obligated to make four remaining annual payments of $200,000 through fiscal 2008 for a $1,000,000 patent license that is recorded as an intangible asset. These future obligations are recorded in accounts payable and other long-term liabilities at October 31, 2004.

As of October 31, 2004, we had commitments to provide an additional $2,710,000 in capital funding towards strategic investments we currently hold in two limited partnership venture capital funds. We will invest funds as requested until our remaining commitments are satisfied.

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

19.    Geographic Information

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

Excluded from U.S. net sales are transfers from the U.S. to ADE, ADIC Germany and ADIC UK of $42,797,000, $42,004,000 and $27,263,000 in fiscal 2004, 2003 and 2002, respectively. Included in U.S. sales are export sales to unaffiliated customers of $72,274,000, $64,102,000 and $76,959,000 in fiscal 2004, 2003 and 2002, respectively. Sales to OEMs, where ownership transfers at a third party warehouse, are not necessarily reflective of the final destination of the product.

International sales are comprised of U.S. export sales to unaffiliated customers and sales of our non-U.S. subsidiaries. Total international sales were $159,228,000, $147,658,000 and $138,434,000 in fiscal 2004, 2003 and 2002, respectively. Included in the following table are net sales and long-lived assets attributed to our entities based on country of domicile:

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Net sales:
United States	$367,865	$340,442	$276,124
Europe	86,954	83,556	61,475

	$454,819	$423,998	$337,599

Long-lived assets:
United States	$59,991	$60,930	$64,756
Europe	20,521	17,300	11,787

	$80,512	$78,230	$76,543

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    Quarterly Information (unaudited)

	2004
	Q1	Q2	Q3	Q4
	(Restated)	(Restated)	(Restated)
	(In thousands, except for per share data)
Net sales	$118,305	$111,067	$110,034	$115,413
Gross profit	$34,319	$31,325	$29,647	$33,940
Operating profit (loss)	$4,663	$(1,420)	$(3,263)	$2,248
Net income (loss)	$4,768	$(1,320)	$(1,406)	$5,693
Basic net income (loss) per share	$0.07	$(0.02)	$(0.02)	$0.09
Diluted net income (loss) per share	$0.07	$(0.02)	$(0.02)	$0.09

	2003
	Q1	Q2	Q3	Q4
	(In thousands, except for per share data)
Net sales	$97,096	$100,642	$108,259	$118,001
Gross profit	$29,856	$32,914	$32,576	$36,531
Operating profit	$436	$2,259	$2,287	$4,494
Net income	$1,686	$2,419	$2,635	$5,751
Basic net income per share	$0.03	$0.04	$0.04	$0.09
Diluted net income per share	$0.03	$0.04	$0.04	$0.09

Our financial results for the first three quarters of fiscal 2004 have been restated for the accounting change described in Note 2. The following table summarizes the impact of the restatement on our consolidated financial statements as reported in our reports on Form 10-Q for such quarters:

	Q1		Q2		Q3
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(In thousands, except for per share data)
Investments	$4,021	$3,030	$4,021	$3,005	$4,161	$2,955
Deferred income taxes, noncurrent	$2,492	$2,145	$2,515	$2,159	$2,523	$2,100
Retained earnings	$125,554	$124,910	$124,250	$123,590	$122,967	$122,184
Gain (loss) on securities and investment transactions, net	$871	$661	$—	$(25)	$—	$(190)
Other income (expense)	$2,201	$1,991	$(536)	$(561)	$716	$526
Provision (benefit) for income taxes	$1,960	$1,886	$(652)	$(661)	$(1,264)	$(1,331)
Net income (loss)	$4,904	$4,768	$(1,304)	$(1,320)	$(1,283)	$(1,406)
Basic net income (loss) per share	$0.08	$0.07	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Diluted net income (loss) per share	$0.08	$0.07	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

None.

Item 9A.    Controls and Procedures

Overview

As more fully described in Note 2 to our Consolidated Financial Statements included in this report, we improperly recorded our investment in a limited partnership technology fund under the cost method of accounting since fiscal 2000 rather than under the equity method of accounting. Because the cumulative amount of previously unrecorded losses would have resulted in a material decrease to pre-tax income for the fourth quarter of 2004, we concluded it was necessary to restate certain amounts in our October 31, 2003 consolidated balance sheet and changes in statement of changes in shareholders’ equity and interim periods within the year ended October 31, 2004 as more fully described in Notes 2 and 20 to our Consolidated Financial Statements.

In January 2005, in connection with the restatement referred to above, our independent registered public accounting firm reported to our Audit Committee a matter involving internal controls which our independent registered public accounting firm considered to be a material weakness in our financial reporting process, as defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 2. As defined by the PCAOB, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management and the Audit Committee agreed with our independent registered public accounting firm on the matter raised in their report and agreed to address the deficiency. The internal control structure deficiency identified by our independent registered public accounting firm was one that the design of our internal control structure did not include a formalized process for: a) documentary evidence of the review by individuals with appropriate financial reporting expertise of transactions occurring outside our normal core business operations to ensure they are accounted for in accordance with accounting principles generally accepted in the United States of America (GAAP), b) documentary evidence, including supervisory review, of the reading of all related documents by qualified financial reporting staff and c) documentary evidence of the results of the related research and analysis of the appropriate authoritative accounting guidance and the conclusions reached regarding the application of GAAP to these transactions.

To remediate this internal control deficiency, management has commenced implementation of the following measures:

•	For material transactions that are unique or outside our core operations, we will document our process for identifying and accounting for such transactions. We will document and improve our process for researching the applicable accounting literature and documenting our conclusions. We will prepare a standardized memorandum that is required to be completed for each transaction that is unique or outside our normal core operations. This memo will include documentation of all key terms, the background of the transaction, analysis of any accounting issues, research of accounting guidance and a final conclusion. This memo will be reviewed and approved by the Vice President of Finance and the Chief Financial Officer.

•	We will enhance formal communication with, and approval by, our Chief Financial Officer and Audit Committee of our application of GAAP and accounting policy decisions for transactions that are outside our core operations.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chair and Chief Executive

Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.

In light of the issues referenced above, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report, due to the existence of the internal control deficiency described above. Our Chief Executive Officer and Chief Financial Officer however believe that when implemented the remediation measures will address the internal control deficiency described above and will allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates.

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2004, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, an internal control over financial reporting.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. Future events affecting our business may cause us to modify our disclosure controls and procedures.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent registered public accountants, PricewaterhouseCoopers LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether they believe we maintained, in all material respects, effective internal controls over financial reporting as of October 31, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the auditors to provide their attestation report. We have not completed this process or our assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management or our independent registered public accountants may identify deficiencies that will need to be addressed and remediated.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item will be included in our Proxy Statement to be filed in connection with our annual meeting of shareholders to be held on March 10, 2005 and is incorporated herein by reference to the sections entitled “Election of Directors,” “Board of Directors, Committees and Corporate Governance,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Code of Ethics” in the Proxy Statement. Such Proxy Statement will be filed within 120 days of our fiscal year end, October 31, 2004.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Compensation of Executive Officers,” “Report of the Compensation Committee on Annual Compensation,” and “Performance Graph” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related

Shareholder Matters

Information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Management and Principal Shareholders” in the Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to the Company’s equity compensation plans in effect as of October 31, 2004 that provide for the award of securities or the grant of options, warrants or rights to purchase the securities to employees of the Company or its subsidiaries or to any other person.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(#)		Weighted-average exercise price of outstanding options, warrants and rights($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(#)
Equity compensation plans approved by security holders	6,585,716		$13.50		4,981,002	(1)(2)(3)
Equity compensation plans not approved by security holders	501,450	(4)	$12.40	(4)	314,118

Total	7,087,166		$13.42		5,295,120	(1)(2)(3)

(1)	Under the 1999 Stock Incentive Plan, a maximum of 1,200,000 shares of common stock may be issued as stock awards. To date, no stock awards have been issued under this Plan.
(2)	Includes 1,833,529 shares of common stock that may be issued under the Company’s 1997 Stock Purchase Plan, which is intended to qualify under Section 423 of the Code.
(3)	Pursuant to a program administered under the Company’s 1999 Stock Incentive Plan (the “Program”) each director who is not an employee of the Company (an “Eligible Director”) will automatically receive a nonqualified stock option to purchase 24,000 shares of common stock upon his or her initial election or appointment. The Program also provides for an automatic annual grant of options to purchase 6,000 shares of common stock to each Eligible Director on the date of each annual meeting of shareholders.
(4)	In connection with the acquisition of Pathlight Technologies, Inc. in May 2001, the Company assumed stock options that had been issued by Pathlight. As of October 31, 2004, assumed options to purchase 68,452 shares of common stock remained outstanding. These outstanding assumed options have a weighted average exercise price of $2.13 per share. If an assumed option is not exercised, no additional option to purchase shares of our common stock will be issued in place of such unexercised option. The above table does not include any information about these assumed options.

Description of Equity Compensation Plans Not Approved by Shareholders

2002 Team Member Retention Stock Option Plan

The Company’s corporate philosophy is to pay salaries at a rate that is at the low end of competitive rates and grant options to enhance retention of key personnel. The depressed price of the Company’s stock following the September 2001 terrorist attacks and ensuing economic downturn dramatically reduced the retention incentives provided by then outstanding stock options and exposed the Company to potential loss of key personnel. In response to these concerns, on May 15, 2002, the Company’s Board unanimously adopted the 2002 Team Member Retention Stock Option Plan (the “Team Member Retention Plan”), which authorized the issuance of up to 540,000 shares of the Company’s common stock upon exercise of options granted under the plan.

On the date the plan was approved by the Board, the Compensation Committee, as Plan Administrator, approved one-time special retention grants of options covering all 540,000 shares available under the plan to 39 non-executive key Team Members. None of the Company’s executive officers received option grants under this plan. All options granted under this plan vest at a rate of 25%

per year over a four-year period, have a term of five years from the date of grant, and an exercise price of $8.37 per share, which was the fair market value of the Company’s common stock on the grant date. As of October 31, 2004, options to purchase 412,600 shares remained outstanding under this plan. Shares subject to options granted under the Team Member Retention Plan that have lapsed or terminated do not become available for future option grants and no further grants will be made under the plan. Options granted under the Team Member Retention Plan may not be transferred by the optionee other than by will or the laws of descent or distribution, except for certain transfers that may be permitted by the Plan Administrator. Unless otherwise determined by the Plan Administrator, an optionee whose relationship with the Company or any related corporation ceases for any reason (other than termination for cause, retirement, death or disability, as such terms are defined in the plan) may exercise the portion of the option that is vested as of the date of termination prior to the earlier of the option’s specified expiration date and the three-month period following such cessation. Unless otherwise determined by the Plan Administrator, in the event the optionee is terminated for cause, the options terminate upon the optionee’s notification of such cause. Unless otherwise determined by the Plan Administrator, in the event the optionee retires, dies or becomes disabled, the portion of the option that is vested as of the date of retirement, death or disability may be exercised prior to the earlier of the option’s specified expiration date and one year from the date of the optionee’s termination date. Notwithstanding the foregoing, if the optionee dies after termination but while the option is still otherwise exercisable, the portion of the option that is vested as of the date of termination may be exercised prior to the earlier of the option’s specified expiration date and one year from the date of death, unless the Plan Administrator determines otherwise.

Special Director Option Grants

As of October 31, 2004, options to purchase 10,800 shares remained outstanding under special option grants that were made to the Company’s nonemployee directors in August 2000. These options were granted in connection with a Company-wide adjustment stock option grant. These option grants are administered by the Compensation Committee of the Board. The term of each option is five years from the date of grant, and the options vested in full one year from the date of grant. Restrictions relating to transferability of these options and the terms on which they may be exercised in the event the optionee’s relationship with the Company ceases are substantially similar to those described under the description of the Company’s Team Member Retention Plan above.

1999 Team Member Plan

In connection with the acquisition of MountainGate Imaging Systems Corporation in August 1999, ADIC assumed MountainGate’s stock option plan. This plan, which was subsequently renamed the 1999 Team Member Plan, had been approved by MountainGate’s shareholders. As of October 31, 2004, options to purchase 78,050 shares of common stock were outstanding under this plan at an average exercise price of $33.62 per share, and 314,118 shares remained available for future grant. All options granted under this plan vest at a rate of 25% per year over a four-year period, have a term of five years from the date of grant, and must be granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date. Restrictions relating to transferability of the options granted under the 1999 Team Member Plan and the terms on which they may be exercised in the event the optionee’s relationship with the Company ceases are substantially similar to those described under the description of the Team Member Retention Plan above.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

Item 14.    Principal Accountants Fees and Services

The information required by this Item is incorporated herein by reference to the sections entitled “Report of the Audit Committee” and “Independent Registered Public Accountants” in the Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Index to Consolidated Financial Statements

a.    The following documents are filed as part of this report:

(1)    Financial Statements:

(2)    All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3)    Exhibits. See page 70 for index to exhibits.

INDEX TO EXHIBITS

(Item 15b)

Exhibit Number		Description	Page
3.1		Restated Articles of Incorporation of ADIC (Exhibit 3.1)	(A	)

3.2		Restated Bylaws of ADIC (Exhibit 3.2)	(B	)

4.1		Rights Agreement, dated as of August 12, 1996, between ADIC and ChaseMellon Shareholders Services, L.L.C., as Rights Agent (Exhibit 4.2)	(C	)

4.2		Specimen Common Stock Certificate (Exhibit 4.2)	(D	)

10.1		Lease Agreement and Work Letter Agreement between The Quadrant Corporation and ADIC (Exhibit 10.1)	(E	)

10.2		Lease Agreement between Opus Northwest LLC and ADIC (Exhibit 10.1)	(F	)

10.3	*	ADIC Bonus Plan (Exhibit 10.3)	(B	)

10.4	*	Amended 1997 Stock Purchase Plan (Appendix C)	(G	)

10.5	*	ADIC 1996 Stock Option Plan (Exhibit 99.2)	(H	)

10.6	*	ADIC 1999 Stock Incentive Compensation Plan (Appendix B)	(G	)

10.7	*	1997 Stock Option Plan of Pathlight Technology, Inc (Exhibit 99.3)	(I	)

10.8	*	ADIC 2002 Team Member Retention Stock Option Plan (Exhibit 10.9)	(D	)

10.9	*	1999 Team Member Plan (Exhibit 99.1)	(H	)

10.10	*	Outside Directors August 2000 Stock Option Program (Exhibit 99.1)	(I	)

10.11	*	Form of Indemnification Agreement (Exhibit 10.5)	(J	)

10.12	*	Schedule of Indemnification Agreements

10.13	*	Form of Change of Control Agreement (Exhibit 10.1)	(K	)

10.14	*	Schedule of Change of Control Agreements

10.15	*	Letter agreement with William Britts regarding expatriate related expenses (Exhibit 10.15)	(B	)

10.16	*	Form of 1999 Stock Incentive Compensation Plan Non-Qualified Stock Option Agreement

10.17	*	Form of 1999 Stock Incentive Compensation Plan Non-Qualified Stock Option Agreement for Non-Employee Directors

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President-Finance and Operations of Advanced Digital Information Corporation, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description	Page

32.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President-Finance and Operations of Advanced Digital Information Corporation, as adopted pursuant to 1 U.S.C. Section 1350 pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(A)	Incorporated by reference to designated exhibit to Form S-4 filed on February 14, 2001.

(B)	Incorporated by reference to designated exhibit to Form 10-K for the fiscal year ended October 31, 2003.

(C)	Incorporated by reference to designated exhibit to Form 10-12G/A filed on August 22, 1996

(D)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

(E)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

(F)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001.

(G)	Incorporated by reference to designated appendix of the Proxy Statement filed on January 30, 2004.

(H)	Incorporated by reference to designated exhibit to Form S-8 Registration No. 333-93429 filed on December 22, 1999.

(I)	Incorporated by reference to designated exhibit to Form S-8 Registration No. 333-61082 filed May 17, 2001.

(J)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

(K)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

PETER H. VAN OPPEN

Peter H. van Oppen

Chair and Chief Executive Officer

Dated: January 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PETER H. VAN OPPEN Peter H. van Oppen	Chair and Chief Executive Officer (Principal Executive Officer)	January 12, 2005

JON W. GACEK Jon W. Gacek	Chief Financial Officer and Executive Vice President-Finance and Operations (Principal Financial and Accounting Officer)	January 12, 2005

TOM A. ALBERG Tom A. Alberg	Director	January 12, 2005

CHRISTOPHER T. BAYLEY Christopher T. Bayley	Director	January 12, 2005

FRANK M. (“PETE”) HIGGINS Frank M. (“Pete”) Higgins	Director	January 12, 2005

JOHN W. STANTON John W. Stanton	Director	January 12, 2005

WALTER F. WALKER Walter F. Walker	Director	January 12, 2005