Form 10-Q
period 2005-01-31
ADVANCED DIGITAL INFORMATION CORP
filed 2005-03-11
CIK 770403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

The total shares of common stock without par value outstanding at the end of the quarter reported is 63,826,990.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Digital Information Corporation

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	January 31, 2005	October 31, 2004
Assets
Current assets:
Cash and cash equivalents	$84,970	$94,695
Accounts receivable, net of allowances of $1,575 in 2005 and $1,391 in 2004	84,319	93,025
Inventories, net	34,124	38,728
Short-term marketable securities	160,449	138,238
Prepaid expenses and other	4,472	2,845
Income taxes receivable	40	—
Deferred income taxes	9,985	10,757

Total current assets	378,359	378,288
Property, plant and equipment, net of accumulated depreciation of $35,825 in 2005 and $31,201 in 2004	45,121	45,913
Service parts for maintenance, net of accumulated amortization of $33,447 in 2005 and $30,042 in 2004	30,085	29,993
Deferred income taxes	14,226	13,461
Investments	3,232	2,769
Goodwill	2,596	2,596
Intangible and other assets, net of accumulated amortization of $3,075 in 2005 and $2,879 in 2004	1,817	2,010

	$475,436	$475,030

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,946	$47,991
Accrued liabilities	17,957	17,035
Income taxes payable	—	174
Current portion of deferred revenue	33,918	31,727

Total current liabilities	95,821	96,927
Long-term deferred revenue	14,902	13,605
Other long-term liabilities	400	600
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 63,826,990 issued and outstanding (63,758,716 in 2004)	235,155	234,724
Retained earnings	127,607	127,877
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	1,557	1,301
Unrealized investment losses	(6)	(4)

Total shareholders’ equity	364,313	363,898

	$475,436	$475,030

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three months ended January 31,
	2005	2004
		(Restated)
Revenue:
Product	$97,630	$107,934
Service	13,190	10,371

	110,820	118,305

Cost of revenue:
Product	68,535	75,454
Service	9,492	8,532

	78,027	83,986

Gross profit	32,793	34,319

Operating expenses:
Sales and marketing	16,682	14,072
General and administrative	6,273	6,204
Research and development	11,257	9,380

	34,212	29,656

Operating profit (loss)	(1,419)	4,663

Other income (expense):
Interest income	1,045	542
Gain on securities and investment transactions, net	34	661
Foreign currency transaction gains, net	93	874
Other	(85)	(86)

	1,087	1,991

Income (loss) before provision (benefit) for income taxes	(332)	6,654
Provision (benefit) for income taxes	(62)	1,886

Net income (loss)	$(270)	$4,768

Basic net income (loss) per share	$0.00	$0.07

Diluted net income (loss) per share	$0.00	$0.07

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended January 31,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(270)	$4,768
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,262	6,164
Bad debt expense	260	72
Inventory obsolescence	876	884
Gain on securities and investment transactions	(34)	(661)
Deferred income taxes	15	(93)
Tax benefit from exercise of stock options	50	1,289
Other	21	—
Change in assets and liabilities:
Accounts receivable	8,494	(4,546)
Inventories	3,795	(3,889)
Prepaid expenses and other assets	(1,615)	220
Service parts for maintenance	(2,199)	(2,623)
Accounts payable	(4,256)	1,271
Accrued liabilities	806	(2,778)
Income taxes	(224)	1,100
Deferred revenue	3,306	2,754

Net cash provided by operating activities	15,287	3,932

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,790)	(2,498)
Proceeds from assets held for sale	—	15,117
Purchase of marketable securities	(68,803)	(36,024)
Proceeds from securities transactions	46,590	40,258
Purchase of other investments	(429)	(364)
Return of investment on other investments	—	71

Net cash provided by (used in) investing activities	(25,432)	16,560

Cash flows from financing activities:
Repayment of short-term and long-term debt	—	(51)
Proceeds from issuance of common stock for stock options	381	3,888

Net cash provided by financing activities	381	3,837

Effect of exchange rate changes on cash and cash equivalents	39	647

Net increase (decrease) in cash and cash equivalents	(9,725)	24,976
Cash and cash equivalents at beginning of period	94,695	91,451

Cash and cash equivalents at end of period	$84,970	$116,427

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three months ended January 31, 2005

(In thousands)

(Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at October 31, 2004	63,759	$234,724	$127,877	$1,297	$363,898
Exercise of stock options, including tax benefit of $50	68	431	—	—	431
Comprehensive loss:
Net loss	—	—	(270)	—	—
Change in unrealized investment losses:
Unrealized investment losses, net of tax of $1	—	—	—	(2)	—
Change in foreign currency translation adjustment, net of tax of $138	—	—	—	256	—
Total comprehensive loss	—	—	—	—	(16)

Balance at January 31, 2005	63,827	$235,155	$127,607	$1,551	$364,313

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements

January 31, 2005

(Unaudited)

Note 1. Financial statement presentation

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries. All significant intercompany transactions, balances and profits have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2004. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three-month period ended January 31, 2005 are not necessarily indicative of results to be expected for a full year.

Restatement of previously issued financial statements

Our financial statements for the three months ended January 31, 2004 have been restated to correct our accounting for our investment in a private technology venture limited partnership. During the fourth quarter of fiscal 2004, we determined that our investment in Frazier Technology Venture Fund I (FTVI), a limited partnership, had been improperly accounted for since fiscal 2000. We initially accounted for our investment under the cost method since our ownership interest in FTVI is less than 20% and we do not have significant influence over the partnership’s operating and financial policies. Subsequently it was determined that the equity method is appropriate under EITF Topic D-46, “Accounting for Limited Partnership Investments,” because our limited partnership ownership interest is greater than 5%. The following table summarizes the impact of this restatement on our financial statements as reported in the Form 10-Q for the three months ended January 31, 2004 (in thousands, except for per share data):

	As Reported	As Restated
Investments	$4,021	$3,030
Deferred income taxes, non current	$2,492	$2,145
Retained earnings	$125,554	$124,910
Gain on securities and investment transactions, net	$871	$661
Other income	$2,201	$1,991
Provision for income taxes	$1,960	$1,886
Net income	$4,904	$4,768
Basic net income per share	$0.08	$0.07
Diluted net income per share	$0.08	$0.07

Reclassifications

During the three months ended January 31, 2005, we concluded it was appropriate to classify our auction rate marketable securities as current investments. Previously, we classified these securities as cash equivalents because of an interest rate reset feature that provides short-term liquidity. Accordingly, we have revised the classification to report these securities as current investments in the line item short-term marketable securities on our Condensed Consolidated Balance Sheet as of January 31, 2005 and have made a corresponding adjustment to the Condensed Consolidated Balance Sheet as of October 31, 2004. Further, we have also made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows for the periods ended January 31, 2005 and 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect cash flows from operations or from financing activities in our previously reported Condensed Consolidated Statements of Cash Flows or our previously reported Condensed Consolidated Statements of Income for any period.

As of January 31, 2005 and October 31, 2004, $155.4 million and $132.2 million of these current investments are classified as short-term marketable securities on our Condensed Consolidated Balance Sheet. For the three months ended January 31, 2005 and 2004, net cash used in investing activities related to these current investments is $23.2 million and $7.8 million, respectively, in our Condensed Consolidated Statements of Cash Flows.

During the three months ended January 31, 2005, we began presenting revenue and cost of revenue separately for products and services because our service revenue exceeded 10% of our total revenue for the first time. We have made a corresponding adjustment to the Condensed Consolidated Income Statement for the three months ended January 31, 2004. Our accounting policy for product and service revenue and cost of revenue is described in Note 2 below.

Note 2. Summary of significant accounting policies

The significant accounting policies used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended October 31, 2004. New significant accounting policies for fiscal 2005 are disclosed below.

Product and service revenue and cost of revenue

We have presented revenue and cost of revenue separately for products and services beginning in the first quarter of fiscal 2005. Product revenue includes sales of hardware and software data storage solutions, as well as installation and professional services related to these products. Service revenue is derived from contracts for field support provided to our branded-product customers and not otherwise included in the base price of the product. Service does not include revenue or costs associated with basic warranty support on new branded or OEM products. We classify expenses as costs of service revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract. These estimates are based upon a variety of factors, including the nature of the support activity, the cost of stocking and shipping service parts for maintenance and the level of infrastructure required to support the activities that comprise service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

Auction rate securities

At January 31, 2005 and October 31, 2004, we held $155.4 million and $132.2 million, respectively, of investments in auction rate marketable securities. Our investments in these securities are recorded at fair value, which approximates cost due to the variable interest rates of these securities, which typically reset every 7 to 49 days. As a result, we have no unrealized or realized investment gains or losses from these auction rate securities. Additionally, despite the long-term nature of their stated

contractual maturities, we have the ability to quickly liquidate these securities within the current operating cycle and therefore have classified them as short-term marketable securities in the Condensed Consolidated Balance Sheet. All income generated from these auction rate securities is recorded as interest income.

Note 3. Stock-based compensation plans

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25.” No stock-based compensation cost is reflected in net income (loss), as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	Three months ended January 31,
	2005	2004
		(Restated)
Net income (loss), as reported	$(270)	$4,768
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,770	1,641

Pro forma net income (loss)	$(2,040)	$3,127

Basic net income (loss) per share:
As reported	$0.00	$0.07

Pro forma	$(0.03)	$0.05

Diluted net income (loss) per share:
As reported	$0.00	$0.07

Pro forma	$(0.03)	$0.05

All of the options granted during the three months ended January 31, 2005 and 2004 expire after ten years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results for options granted during the periods presented:

	Three months ended January 31,
	2005	2004
Weighted average risk free interest rates	3.77%	3.53%
Expected dividend yield	0%	0%
Expected volatility	76%	80%
Expected lives (in years)	6.0	6.0
Weighted average fair value	$6.58	$8.89

No shares were granted under our stock purchase plan during the three months ended January 31, 2005 and 2004.

Note 4. Benchmark outsourcing agreement

In November 2003, we expanded an existing outsource manufacturing relationship with Benchmark Electronics, Inc. to include final assembly and test of a significant portion of our entry-level and workgroup tape automation product line. In connection with this expansion, we transferred to Benchmark approximately 150 team members associated with manufacturing, test and supply chain management. Benchmark assumed the lease on our Redmond, Washington manufacturing facility and purchased inventory associated with the product line and property, plant and equipment related to the operation for $15.1 million in cash. This purchase price exceeded the $12.4 million of assets held for sale as of October 31, 2003 primarily due to the fact that certain inventory purchased during November 2003 was sold to Benchmark. There was no gain or loss recorded on this transaction.

Note 5. Earnings per share

For the three months ended January 31, 2005, options to purchase 2,569,000 shares of common stock, which would be equal to 425,000 adjusted weighted average shares, were not included in the computation of diluted net loss per share because they are antidilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended January 31, 2005 and 2004 (in thousands, except for per share data):

	Three months ended January 31,
	2005	2004
		(Restated)
Numerator:
Net income (loss)	$(270)	$4,768

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	63,791	63,815
Dilutive potential common shares from team member (employee) stock options	—	1,455

Denominator for diluted net income (loss) per share—adjusted weighted average shares and assumed conversions	63,791	65,270

Basic net income (loss) per share	$0.00	$0.07

Diluted net income (loss) per share	$0.00	$0.07

Note 6. Inventories

Inventories are comprised of the following (in thousands):

	January 31, 2005	October 31, 2004
Finished goods	$21,709	$27,976
Work-in-process	289	173
Raw materials	25,222	23,870

	47,220	52,019
Allowance for inventory obsolescence	(13,096)	(13,291)

	$34,124	$38,728

Note 7. Investments in marketable securities and other investments

At January 31, 2005, the cost basis of the marketable securities we held was $160,458,000 and the fair value was $160,449,000. The difference between the cost basis and fair value of $9,000, net of taxes of $3,000, is recorded as an unrealized investment loss. At January 31, 2005, marketable securities comprised investment-grade government and commercial debt securities purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. Consistent with our investment policy, effective investment maturities do not exceed 24 months at the date of purchase. The objectives of our cash management policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. During the three month period ended January 31, 2004, we sold a portion of our marketable securities and realized a gain of $48,000. We did not sell any marketable securities during the three month period ended January 31, 2005.

From time to time, we make other strategic investments that are accounted for under the cost method. We review these non-marketable investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability. We have not recorded any impairment write downs during the three months ended January 31, 2005 or 2004. In November 2002, one of our strategic investments was converted to cash and marketable equity securities with a combined value of $8,351,000. During the three month period ended January 31, 2004, we received additional shares of marketable equity securities under earnout and escrow provisions of the November 2002 investment transaction and recorded gains on securities transactions of $823,000.

We also hold strategic investments in two private technology venture limited partnerships that are accounted for under the equity method. During the three months ended January 31, 2005 and 2004, we recorded a $34,000 gain reflecting our pro rata share of the limited partnerships’ net income and a $210,000 loss reflecting our pro rata share of the limited partnerships’ net losses, respectively. These income and loss amounts are primarily based on the general partners’ estimates of the fair value of non-marketable securities held by the partnerships and, to a lesser extent, realized gains and losses from the partnerships’ disposal of securities.

Note 8. Indemnifications and warranties

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

Changes in our accrued warranty balance for the three months ended January 31, 2005 are as follows (in thousands):

Balance at October 31, 2004	$6,932
Accruals for warranties issued	3,011
Settlements during the period	(3,071)

Balance at January 31, 2005	$6,872

Note 9. Exit costs

During fiscal 2001, we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site in Englewood, Colorado which was replaced by a larger facility in Englewood in fiscal 2002. These accrued costs represent our estimate of the net amount of lease payments related to unused capacity of the old facility. Changes in this accrual for the three months ended January 31, 2005 are as follows (in thousands):

Balance at October 31, 2004	$497
Cash payments	(81)

Balance at January 31, 2005	$416

We believe the remaining accrual at January 31, 2005 is adequate to cover the cost of unused capacity in the facility through the end of the lease term in December 2006.

In February 2005, we announced plans to close our research and development facilities in Ithaca, New York and Santa Clara, California. The closings will affect approximately 60 team members at those offices, the majority of whom will have the opportunity to relocate elsewhere within the Company. The purpose of the changes is to improve customer service, optimize efficiency and lower our cost structure by streamlining and integrating overhead from several acquisitions. Both closures are expected to be completed during the fourth quarter of fiscal 2005. We currently anticipate total charges to operations from the closures of approximately $2.6 million to $3.4 million as follows (in thousands):

Workforce reduction and relocation	$800 to $1,000
Lease termination	$1,700 to $1,900
Other costs	$100 to $500

The lease termination costs exclude the impact of potential future sublease income, which has yet to be determined. None of the estimated costs above were recorded during the three months ended January 31, 2005. We expect to accrue the majority of these costs during the second through fourth quarters of fiscal 2005, with up to $300,000 in future years. Further, we expect the majority of the fiscal 2005 costs will be accrued during the fourth quarter upon our exit of both facilities. We anticipate that substantially all charges will relate to cash expenditures.

Note 10. Recent accounting pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB approved the issuance of FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for ADIC beginning in fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005 and will become effective for ADIC beginning with the fourth quarter of our 2005 fiscal year. We have not yet determined which transition method we will use to adopt SFAS 123R. Assuming the modified prospective method with no restatement is used, we will record stock compensation expense of approximately $6.7 million between the fourth quarter of fiscal 2005 through fiscal 2009 for stock awards outstanding as of January 31, 2005. The full impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods, but we do not expect the impact will be material to the fiscal 2005 income statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the information about our critical accounting estimates included in our Annual Report on Form 10-K for the year ended October 31, 2004. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Such risks are detailed in our Annual Report on Form 10-K for the year ended October 31, 2004 and are incorporated herein by reference. Our actual results could differ materially from those discussed here. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

ADIC is a leading provider of Intelligent Storage™ solutions for the open systems marketplace. We design, market, sell and support hardware and software products that help a broad range of business and governmental organizations manage, access and protect their large-scale data more effectively. Currently, we derive substantially all of our revenue from the sale of tape and disk-based storage solutions, storage software, connectivity solutions and related services and support. We distribute our products primarily through OEMs, value-added resellers (VARs) and distributors, and also sell directly to certain end users.

Revenues for the first quarter of fiscal 2005 declined 6% from the same period a year ago and 4% from the fourth quarter of fiscal 2004. This decrease was driven by a drop in sales to OEM customers, resulting from an anticipated decrease in the sale of certain entry-level products which was not offset by the seasonal OEM strength we often experience in our first quarter. OEM sales for the quarter were at their lowest level since the second quarter of fiscal 2003. Strong branded sales offset a portion of this decrease, as branded service revenue and sales of enterprise products increased compared to the same quarter last year. Despite the decrease in revenues, gross profit for the quarter was at its highest level since the end of fiscal 2003 primarily as a result of improved sales channel and product mix consisting of higher branded and enterprise-class product sales and increasing utilization rates for our global services personnel and parts infrastructure, the effects of which were partially offset by lower product sales volumes. During the quarter, sales and marketing expenses increased primarily due to higher labor costs related to additional headcount added throughout fiscal 2004 as part of our efforts to further develop sales channels and skills sufficient to support our technologically evolving product lines. Research and development expenses increased during the first quarter of fiscal 2005 primarily due to incremental expenses related to prototype branded and OEM products expected to be delivered during the current fiscal year. Our general and administrative expenses remained relatively flat during the three months ended January 31, 2005.

We expect to continue to make significant investments in research and development and sales and marketing in order to remain competitive and to solidify our market position in intelligent storage solutions. We are in the process of transforming our business from one that has historically been primarily focused on tape libraries to one with a broad portfolio of technologies and channels necessary to support software, disk and tape-based solutions in the rapidly evolving backup and archive storage markets. We believe our ability to serve broader markets with enterprise-level products and software and to continually develop technologically sophisticated, higher-margin products to replace entry-level products that become commoditized and subject to increasing price pressure at the OEM level will be key to our future success. In addition, we view a comprehensive global service and support offering as an integral component of our strategy and our total customer solution. In order to meet customer needs, the offerings of our global services group not only include the standard activities needed to ensure successful selection and on-going support of products, but are also directly coupled with meeting dynamic customer requirements and innovative product design that can help minimize the need for conventional service. Service infrastructure and technology investment have been – and are expected to continue to be – major priorities, as we scale to meet our organizational growth and the needs of our expanding installed base.

We believe continued investment in sales and marketing and research and development is required in order to successfully penetrate new markets, reach new customers and expand our offerings. The competition in our industry is strong and we must constantly work to reduce the cost of our existing products while retaining high quality standards and reliability. We have outsourced the production of our entry-level products and a portion of the repair of these products to third party manufacturers to allow us to take advantage of our suppliers’ economies of scale in component purchasing, manufacturing, test and other areas associated with production of our higher volume, lower margin products.

In February 2005, we announced plans to close our research and development facilities in Ithaca, New York and Santa Clara, California. The closings will affect approximately 60 team members at those offices, the majority of whom will have the opportunity to relocate elsewhere within the Company. The purpose of the changes is to improve customer service, optimize efficiency and lower our cost structure by streamlining and integrating overhead from several acquisitions. Both closures are expected to be completed during the fourth quarter of fiscal 2005. We currently anticipate total charges to operations from the closures of approximately $2.6 million to $3.4 million. We expect to accrue the majority of these costs during the second through fourth quarters of fiscal 2005, with up to $300,000 in future years. Further, we expect the majority of the fiscal 2005 costs will be accrued during the fourth quarter upon our exit of both facilities.

During the fourth quarter of fiscal 2005, we will begin recording the fair value of our share-based compensation in our financial statements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” We have not yet determined which transition method we will use to adopt SFAS 123R. Assuming the modified prospective method with no restatement is used, we will record stock compensation expense of approximately $6.7 million between the fourth quarter of fiscal 2005 through fiscal 2009 for stock awards outstanding as of January 31, 2005. The full impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods, but we do not expect the impact will be material to the fiscal 2005 income statement.

Our financial statements for the three months ended January 31, 2004 have been restated to correct our accounting for our investment in a private technology venture limited partnership. During the fourth quarter of fiscal 2004, we determined that our investment in Frazier Technology Venture Fund I (FTVI), a limited partnership, had been improperly accounted for since fiscal 2000. We initially accounted for our investment under the cost method since our ownership interest in FTVI is less than 20% and we do not have significant influence over the partnership’s operating and financial policies. Subsequently it was determined that the equity method is appropriate under EITF Topic D-46, “Accounting for Limited Partnership Investments,” because our limited partnership ownership interest is greater than 5%. See Note 1 of the Notes to Interim Condensed Consolidated Financial Statements for additional information. The following discussion and analysis gives effect to the restatement.

During the three months ended January 31, 2005, we began presenting revenue and cost of revenue separately for products and services because our service revenue exceeded 10% of our total revenue for the first time. We have made a corresponding adjustment to the Condensed Consolidated Income Statement for the three months ended January 31, 2004. See Notes 1 and 2 of the Notes to Interim Condensed Consolidated Financial Statements for additional information. The following discussion and analysis gives effect to the adjustment.

Results of Operations

The following table presents our results of operations for the first quarter of fiscal 2005 and 2004. Percentage of revenue data is stated as a percentage of total revenue, except for product and service cost of revenue, which is stated as percentage of the applicable revenue type (in thousands, except for percentages):

	Three months ended January 31,
	2005		2004
		% of Revenue		% of Revenue
	Dollars		Dollars
			(Restated)
Revenue:
Product	$97,630	88%	$107,934	91%
Service	13,190	12%	10,371	9%

	110,820	100%	118,305	100%

Cost of revenue:
Product	68,535	70%	75,454	70%
Service	9,492	72%	8,532	82%

	78,027	70%	83,986	71%

Gross profit	32,793	30%	34,319	29%

Operating expenses:
Sales and marketing	16,682	15%	14,072	12%
General and administrative	6,273	6%	6,204	5%
Research and development	11,257	10%	9,380	8%

	34,212	31%	29,656	25%

Operating profit (loss)	(1,419)	-1%	4,663	4%

Other income (expense):
Interest income	1,045	1%	542	0%
Gain on securities and investment transactions, net	34	0%	661	1%
Foreign currency transaction gains, net	93	0%	874	1%
Other	(85)	0%	(86)	0%

	1,087	1%	1,991	2%

Income (loss) before provision (benefit) for income taxes	(332)	0%	6,654	6%
Provision (benefit) for income taxes	(62)	0%	1,886	2%

Net income (loss)	$(270)	0%	$4,768	4%

Revenue. Product revenue includes sales of hardware and software data storage solutions, as well as installation and professional services related to these products. Service revenue includes revenue derived from contracts for field support provided to our branded-product customers and not otherwise included in the base price of the product. Product revenue decreased 10% during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. This decrease is primarily due to lower sales to OEM customers, which decreased 21% from the first quarter of fiscal 2004. This drop in OEM revenue resulted from an anticipated decline in the sale of certain lower-margin products which was not offset by the seasonal OEM strength we often experience in our first quarter. Service revenue increased 27% during the first quarter of fiscal 2005 compared to the same period last year. This increase is due to growth in our installed base of branded products.

Combined product and service revenue decreased 6% during the first quarter of fiscal 2005 from the comparable quarter of fiscal 2004. This decrease is the result of lower sales to OEM customers as described above. During the first quarter of fiscal 2005, sales to branded customers increased 8% compared to the same period a year ago. ADIC branded revenues represented 58% of sales for the first quarter of fiscal 2005 and 50% of sales for the first quarter of fiscal 2004. Revenue from OEM customers comprised 42% of sales for the first quarter of fiscal 2005 and 50% of sales for the first quarter of fiscal 2004. The increase in branded revenue is primarily attributable to a $2.8 million increase in service revenue and higher sales of enterprise-class products, particularly our Scalar® i2000™, sales of which grew by 62% compared to the first quarter of fiscal 2004. During the remainder of fiscal 2005, we expect branded revenues to continue to increase as a percentage of net sales as we continue to devote more focus on enterprise-level products and software.

Gross Profit. Gross profit increased to 30% of revenue for the three months ended January 31, 2005 compared to 29% of revenue for the same period in fiscal 2004. Gross profit margins depend on a number of factors, including sales channel and product mix, fixed infrastructure costs, price competition and tape drive costs. The increase in gross profit as a percentage of sales during the first quarter of fiscal 2005 is primarily the result of improved service margins resulting from increasing utilization rates for our global services personnel and parts infrastructure. Despite an improved sales channel and product mix consisting of higher branded and enterprise-class product sales, product gross profit decreased slightly during the first quarter of fiscal 2005 due primarily to lower total sales volumes compared to the first quarter of fiscal 2004. We expect gross margin will continue to improve throughout fiscal 2005 as we further execute our strategy of shifting customer mix toward our branded channels and product mix in both our branded and OEM channels toward newer, more technologically sophisticated products that include elements of our proprietary storage management software and connectivity technology.

Sales and Marketing Expenses. Sales and marketing expenses increased in absolute dollars and as a percentage of revenue during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 primarily due to increased labor costs related to additional headcount added throughout fiscal 2004 as part of our efforts to expand our sales channels in order to penetrate new markets, reach new customers and support new product offerings. During the balance of fiscal 2005, we expect sales and marketing expenditures to increase modestly compared to fiscal 2004 as we leverage the investment we have made in sales and marketing over the past few years.

General and Administrative Expenses. General and administrative expenses increased nominally during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. We expect general and administrative expenses to increase during fiscal 2005 compared to fiscal 2004 primarily as a result of higher professional services fees related to our Sarbanes-Oxley Section 404 compliance requirements and to support ongoing tax and business strategy planning.

Research and Development Expenses. Research and development expenses increased in absolute dollars and as a percentage of revenue during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 primarily due to incremental expenses related to prototype branded and OEM products expected to be delivered during the current fiscal year. These increased expenses do not reflect an increase in headcount or other costs that are likely to be repeated. We expect to record costs related to the planned fourth quarter closures of our Ithaca, New York and Santa Clara, California research and development facilities during each of the remaining quarters in fiscal 2005. We anticipate research and development spending will be lower during the second and third quarters, with higher costs in the fourth quarter of fiscal 2005 when we expect to record the majority of the costs related to the facilities closures.

Other Income. Other income primarily consists of interest income, net foreign currency transaction gains and net gain on securities and investment transactions. The increase in interest income is primarily the result of higher interest rates during the first quarter of fiscal 2005. Our foreign currency transaction gains are the result of the euro strengthening against the dollar during both the first quarter of fiscal 2005 and 2004. Our net foreign currency transaction gains are impacted by fluctuations in the currency markets, and there is no assurance that we will continue to experience gains in the future. The net gain on securities and investment transactions during the first quarter of fiscal 2005 consists of our pro rata share of income from our equity method investments. During the first quarter of fiscal 2004, we recorded securities gains primarily related to the receipt of shares of marketable securities under earnout and escrow provisions of a November 2002 investment transaction in which one of our strategic investments was converted to cash and marketable securities. These gains were partially offset by our pro rata share of losses of $210,000 on our equity method investments. During the remainder of fiscal 2005, we expect interest income to remain flat. Net foreign currency transaction gains (losses) and net gain (loss) on securities and investment transactions will be driven by prevailing market conditions.

Provision for Income Taxes. In the first quarter of fiscal 2005 we had an effective tax benefit of 19%, and in the first quarter of fiscal 2004 we had an effective tax expense of 28%. The effective tax rate includes tax expense (benefit) for various federal, state and international jurisdictions at statutory rates, which are reduced for tax benefits relating to our business credits, extraterritorial income exclusion and non-taxable interest income. For the remainder of fiscal 2005, we expect to record a provision for income taxes, whether a benefit or expense, comparable to the current period; however, our effective tax rate may fluctuate based on a number of factors including variations in estimated taxable income in our geographic locations, unforeseen changes in the valuation of our net deferred tax assets, changes in our estimates regarding resolution of open tax matters or changes in tax laws or our interpretations of them.

Liquidity and Capital Resources

The following table summarizes our statement of cash flows for the three months ended January 31, 2005 and 2004 (in thousands):

	Three months ended January 31,
	2005	2004
		(Restated)
Net cash flows provided by (used in):
Operating activities	$15,287	$3,932
Investing activities	(25,432)	16,560
Financing activities	381	3,837
Effect of exchange rate changes on cash and cash equivalents	39	647

Net increase (decrease) in cash and cash equivalents	$(9,725)	$24,976

During the first quarter of fiscal 2005, the difference between reported net loss and cash provided by operating activities was primarily due to depreciation and amortization, decreases in accounts receivable and inventories and an increase in deferred revenue, which were offset by a decrease in accounts payable and an increase in service parts for maintenance. Accounts receivable decreased primarily due to the timing of sales to and collections from our branded customers. The decrease in inventories is primarily due to a reduction in finished goods held at third-party warehouses for certain OEM customers. Deferred revenue increased due to increased sales of hardware service contracts and software maintenance contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the contract period. Accounts payable decreased primarily due to the timing of payments to suppliers. The increase in service parts for maintenance relates to the support for our growing installed base of products and customers. During the first quarter of fiscal 2004, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization and an increase in deferred revenue, which were offset by increases in accounts receivable, inventories and service parts for maintenance and a decrease in accrued liabilities. The increase in accounts receivable was largely due to the timing of collections from our OEM partners. Inventories increased as we launched both new products and existing products into new channels. The reasons for the changes in deferred revenue and service parts for maintenance during the first quarter of fiscal 2004 are consistent with the first quarter of fiscal 2005.

Cash flows provided by (used in) investing activities included proceeds from certain securities transactions, primarily the maturities of marketable debt securities and sale of marketable equity securities of $46.6 million and $40.3 million for the first quarter of 2005 and 2004, respectively. These proceeds were offset by purchases of marketable securities of $68.8 million and $36.0 million during the first quarter of fiscal 2005 and 2004, respectively, and $429,000 and $364,000 of investments in non-marketable securities of non-public technology businesses during the first quarter of fiscal 2005 and 2004, respectively. Investments in property, plant and equipment were $2.8 million and $2.5 million during the first three months of fiscal 2005 and 2004, respectively. Capital expenditures during the first quarter of fiscal 2005 were comprised primarily of computer hardware and software for our global information technology infrastructure and to support initiatives within our global services organization and tooling and equipment related to new product introductions. Capital expenditures during the first quarter of fiscal 2004 were comprised primarily of computer hardware and software for our global information technology infrastructure and tooling and equipment related to new product introductions. During the three months ended January 31, 2004, we received proceeds of $15.1 million from the disposal of assets held for sale, which primarily comprised inventory and leasehold improvements related to the Benchmark outsourcing agreement completed during the period.

During the first quarter of fiscal 2005 and 2004, we generated cash from financing activities through the receipt of proceeds from the exercise of stock options of $381,000 and $3.9 million, respectively.

Our cash and cash equivalents totaled $85.0 million and $94.7 million at January 31, 2005 and October 31, 2004, respectively. At January 31, 2005, our cash and cash equivalents and marketable securities totaled $245.4 million, from $232.9 million at October 31, 2004. Our working capital, the difference between current assets and current liabilities, was $282.5 million at January 31, 2005 compared to $281.4 million at October 31, 2004. The ratio of current assets to current liabilities was 3.9 to 1 at both January 31, 2005 and October 31, 2004.

During fiscal 2001, we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site in Englewood, Colorado which was replaced by a larger facility in Englewood in fiscal 2002. These accrued costs represent our estimate of the net amount of lease payments related to unused capacity of the old facility. Changes in this accrual for the three months ended January 31, 2005 are as follows (in thousands):

Balance at October 31, 2004	$497
Cash payments	(81)

Balance at January 31, 2005	$416

We believe the remaining accrual at January 31, 2005 is adequate to cover the cost of unused capacity in the facility through the end of the lease term in December 2006.

In February 2005, we announced plans to close our research and development facilities in Ithaca, New York and Santa Clara, California. The closings will affect approximately 60 team members at those offices, the majority of whom will have the opportunity to relocate elsewhere within the Company. The purpose of the changes is to improve customer service, optimize efficiency and lower our cost structure by streamlining and integrating overhead from several acquisitions. Both closures are expected to be completed during the fourth quarter of fiscal 2005. We currently anticipate total charges to operations from the closures of approximately $2.6 million to $3.4 million as follows (in thousands):

Workforce reduction and relocation	$800 to $1,000
Lease termination	$1,700 to $1,900
Other costs	$100 to $500

The lease termination costs exclude the impact of potential future sublease income, which has yet to be determined. None of the estimated costs above were recorded during the three months ended January 31, 2005. We expect to accrue the majority of these costs during the second through fourth quarters of fiscal 2005, with up to $300,000 in future years. Further, we expect the majority of the fiscal 2005 costs will be accrued during the fourth quarter upon our exit of both facilities. We anticipate that substantially all charges will relate to cash expenditures.

Based on our strong cash position, anticipated profitable operations and planned expenditures, including further investment in our product development strategy, we believe that our existing cash and cash equivalents, marketable securities and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. However, cash flows from operations could be negatively impacted by a decrease in demand for our products as a result of rapid technological changes and other risks. Over the longer term, we may choose to fund our operations through the issuance of additional equity or debt financing. The issuance of equity or convertible debt securities could result in dilution to our stockholders, and we cannot provide any assurance that such additional long-term financing, if required, could be completed on favorable terms.

We will continue to evaluate possible acquisitions of, or investments in businesses, products or technologies that we believe are strategic, which may require the use of cash. In addition, we have made and expect to continue to make investments in companies with whom we have identified potential synergies.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies that involve significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended October 31, 2004. New critical accounting policies that involve significant judgments and estimates are disclosed below.

We have presented revenue and cost of revenue separately for products and services beginning in the first quarter of fiscal 2005. Product revenue includes sales of hardware and software data storage solutions, as well as installation and professional services related to these products. Service revenue is derived from contracts for field support provided to our branded-product customers and not otherwise included in the base price of the product. Service does not include revenue or costs associated with basic warranty support on new branded or OEM products. We classify expenses as costs of service revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract. These estimates are based upon a variety of factors, including the nature of the support activity, the cost of stocking and shipping service parts for maintenance and the level of infrastructure required to support the activities that comprise service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate risk. The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $1.7 million increase in loss before benefit for income taxes during the first three months of fiscal 2005. Such a change in loss would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries. To hedge this exposure, we may enter into forward-currency exchange contracts from time to time. Such contracts provide for the exchange of one currency for another at an agreed-upon price at an agreed-upon settlement date. We had no such contracts outstanding as of January 31, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, and they have determined that as of January 31, 2005 our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

During the three months ended January 31, 2005, we implemented the following internal control measures:

•	For material transactions that are unique or outside our core operations, we documented our process for identifying and accounting for such transactions. We documented and improved our process for researching the applicable accounting literature and documenting our conclusions. For each such transaction, we now prepare a standardized memorandum that is required to be completed for each transaction that is unique or outside our normal core operations. This memo includes documentation of all key terms, the background of the transaction, analysis of any accounting issues, research of accounting guidance and a final conclusion. This memo is reviewed and approved by the Vice President of Finance and the Chief Financial Officer.

•	We enhanced our process of formal communication with, and approval by, our Chief Financial Officer and Audit Committee of our application of GAAP and accounting policy decisions for transactions that are outside our core operations.

There were no other significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index on page 22 below.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: March 11, 2005	/s/ PETER H. VAN OPPEN
Peter H. van Oppen, Chair and Chief Executive Officer (Principal Executive Officer)

Dated: March 11, 2005	/s/ JON W. GACEK
Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations (Principal Financial and Accounting Officer)