Form 10-Q
period 2005-04-30
ADVANCED DIGITAL INFORMATION CORP
filed 2005-06-08
CIK 770403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

The total shares of common stock without par value outstanding at the end of the quarter reported is 63,020,788.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Advanced Digital Information Corporation

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	April 30, 2005	October 31, 2004
Assets
Current assets:
Cash and cash equivalents	$47,705	$94,695
Accounts receivable, net of allowances of $1,726 in 2005 and $1,319 in 2004	85,029	93,025
Inventories, net	30,462	38,728
Short-term marketable securities	192,729	138,238
Assets held for sale	1,364	—
Prepaid expenses and other	4,833	2,845
Deferred income taxes	10,526	10,757

Total current assets	372,648	378,288
Property, plant and equipment, net of accumulated depreciation of $38,482 in 2005 and $31,201 in 2004	44,228	45,913
Service parts for maintenance, net of accumulated amortization of $34,752 in 2005 and $30,042 in 2004	29,309	29,993
Deferred income taxes	13,509	13,461
Investments	3,196	2,769
Goodwill	2,596	2,596
Intangible and other assets, net of accumulated amortization of $3,269 in 2005 and $2,879 in 2004	1,628	2,010

	$467,114	$475,030

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,899	$47,991
Accrued liabilities	16,483	17,035
Income taxes payable	359	174
Current portion of deferred revenue	33,618	31,727

Total current liabilities	93,359	96,927
Long-term deferred revenue	15,546	13,605
Other long-term liabilities	400	600
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 63,020,788 issued and outstanding (63,758,716 in 2004)	228,064	234,724
Retained earnings	128,340	127,877
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	1,413	1,301
Unrealized investment losses	(8)	(4)

Total shareholders’ equity	357,809	363,898

	$467,114	$475,030

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Product	$92,047	$99,828	$189,677	$207,762
Service	14,124	11,239	27,314	21,610

	106,171	111,067	216,991	229,372

Cost of revenue:
Product	63,268	70,999	131,803	146,453
Service	10,167	8,743	19,659	17,275

	73,435	79,742	151,462	163,728

Gross profit	32,736	31,325	65,529	65,644

Operating expenses:
Sales and marketing	16,227	17,345	32,909	31,417
General and administrative	6,418	6,080	12,691	12,284
Research and development	10,050	9,320	21,307	18,700

	32,695	32,745	66,907	62,401

Operating profit (loss)	41	(1,420)	(1,378)	3,243

Other income (expense):
Interest income	1,270	519	2,315	1,061
Gain (loss) on securities and investment transactions, net	(36)	(25)	(2)	636
Foreign currency transaction losses, net	(225)	(961)	(132)	(87)
Other	(202)	(94)	(287)	(180)

	807	(561)	1,894	1,430

Income (loss) before provision (benefit) for income taxes	848	(1,981)	516	4,673
Provision (benefit) for income taxes	115	(661)	53	1,225

Net income (loss)	$733	$(1,320)	$463	$3,448

Basic net income (loss) per share	$0.01	$(0.02)	$0.01	$0.05

Diluted net income (loss) per share	$0.01	$(0.02)	$0.01	$0.05

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended April 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income	$463	$3,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,901	12,108
Bad debt expense	454	39
Inventory obsolescence	924	1,473
(Gain) loss on securities and investment transactions	2	(636)
Deferred income taxes	185	(83)
Tax benefit from exercise of stock options	72	1,693
Other	32	39
Change in assets and liabilities:
Accounts receivable	8,257	4,940
Inventories	7,364	(5,934)
Prepaid expenses and other assets	(2,028)	(228)
Service parts for maintenance	(4,326)	(5,886)
Accounts payable	(5,708)	(1,559)
Accrued liabilities	(589)	(4,283)
Income taxes	153	(787)
Deferred revenue	3,757	7,158

Net cash provided by operating activities	21,913	11,502

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,057)	(8,950)
Proceeds from assets held for sale	—	15,117
Purchase of marketable securities	(163,022)	(78,268)
Proceeds from securities transactions	108,525	60,703
Purchase of other investments	(429)	(364)
Return of investment on other investments	—	71

Net cash used in investing activities	(61,983)	(11,691)

Cash flows from financing activities:
Repayment of short-term and long-term debt	—	(103)
Repurchase of common stock	(8,516)	—
Proceeds from issuance of common stock for stock options and Stock Purchase Plan	1,784	5,893

Net cash provided by (used in) financing activities	(6,732)	5,790

Effect of exchange rate changes on cash	(188)	247

Net increase (decrease) in cash and cash equivalents	(46,990)	5,848

Cash and cash equivalents at beginning of period	94,695	91,451

Cash and cash equivalents at end of period	$47,705	$97,299

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six months ended April 30, 2005

(In thousands)

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 31, 2004	63,759	$234,724	$127,877	$1,297	$363,898
Shares repurchased	(1,016)	(8,516)			(8,516)
Purchases under Stock Purchase Plan	177	1,252			1,252
Exercise of stock options, including tax benefit of $72	101	604	—	—	604
Comprehensive income:
Net income	—	—	463	—	—
Change in unrealized investment gains:
Unrealized investment losses, net of tax of $2	—	—	—	(4)	—
Change in foreign currency translation adjustment, net of tax of $60	—	—	—	112	—
Total comprehensive income	—	—	—	—	571

Balance at April 30, 2005	63,021	$228,064	$128,340	$1,405	$357,809

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements

April 30, 2005

(Unaudited)

Note 1. Financial statement presentation

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries. All significant intercompany transactions, balances and profits have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2004. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six month periods ended April 30, 2005 are not necessarily indicative of results to be expected for a full year.

Restatement of previously issued financial statements

Our financial statements for the three and six months ended April 30, 2004 have been restated to correct our accounting for our investment in a private technology venture limited partnership. During the fourth quarter of fiscal 2004, we determined that our investment in Frazier Technology Venture Fund I (FTVI), a limited partnership, had been improperly accounted for since fiscal 2000. We initially accounted for our investment under the cost method since our ownership interest in FTVI is less than 20% and we do not have significant influence over the partnership’s operating and financial policies. Subsequently it was determined that the equity method is appropriate under EITF Topic D-46, “Accounting for Limited Partnership Investments,” because our limited partnership ownership interest is greater than 5%. The following table summarizes the impact of this restatement on our financial statements as reported in the Form 10-Q for the three and six months ended April 30, 2004 (in thousands, except for per share data):

	Three months ended April 30, 2004		Six months ended April 30, 2004
	As Reported	As Restated	As Reported	As Restated
Investments	$4,021	$3,005	$4,021	$3,005
Deferred income taxes, non current	$2,515	$2,159	$2,515	$2,159
Retained earnings	$124,250	$123,590	$124,250	$123,590
Gain (loss) on securities and investment transactions, net	$—	$(25)	$871	$636
Other income (expense)	$(536)	$(561)	$1,665	$1,430
Provision (benefit) for income taxes	$(652)	$(661)	$1,308	$1,225
Net income (loss)	$(1,304)	$(1,320)	$3,600	$3,448
Basic net income (loss) per share	$(0.02)	$(0.02)	$0.06	$0.05
Diluted net income (loss) per share	$(0.02)	$(0.02)	$0.06	$0.05

Reclassifications

During the three months ended January 31, 2005, we concluded it was appropriate to classify our auction rate marketable securities as current investments. Previously, we classified these securities as cash equivalents because of an interest rate reset feature that provides short-term liquidity. Accordingly, we have revised the classification to report these securities as current investments in the line item short-term marketable securities in the Condensed Consolidated Balance Sheet as of October 31, 2004. Further, we have also made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows for the period ended April 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect cash flows from operations or from financing activities in our previously reported Condensed Consolidated Statements of Cash Flows or our previously reported Condensed Consolidated Statements of Income for any period.

As of April 30, 2005 and October 31, 2004, $187.7 million and $132.2 million of these current investments are classified as short-term marketable securities on our Condensed Consolidated Balance Sheet. For the six months ended April 30, 2005 and 2004, net cash used in investing activities related to these current investments is $53.5 million and $33.7 million, respectively, in our Condensed Consolidated Statements of Cash Flows.

During the three months ended January 31, 2005, we began presenting revenue and cost of revenue separately for products and services because in fiscal 2005 our annual service revenue is expected to exceed 10% of our total revenue for the first time. We have made a corresponding adjustment to the Condensed Consolidated Income Statement for the three and six months ended April 30, 2004. Our accounting policy for product and service revenue and cost of revenue is described in Note 2 below.

No other prior year information has been reclassified to conform to the current year presentation.

Note 2. Summary of significant accounting policies

The significant accounting policies used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended October 31, 2004. New significant accounting policies for fiscal 2005 are disclosed below.

Product and service revenue and cost of revenue

We have presented revenue and cost of revenue separately for products and services beginning in the first quarter of fiscal 2005. Product revenue includes sales of hardware and software data storage solutions, as well as installation and professional services related to these products. Service revenue is derived from contracts for field support provided to our branded customers and not otherwise included in the base price of the product. Service does not include revenue or costs associated with basic warranty support on new branded or OEM products. We classify expenses as costs of service revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract. These estimates are based upon a variety of factors, including the nature of the support activity, the cost of stocking and shipping service parts for maintenance and the level of infrastructure required to support the activities that comprise service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

Auction rate securities

At April 30, 2005 and October 31, 2004, we held $187.7 million and $132.2 million, respectively, of investments in auction rate marketable securities. Our investments in these securities are recorded at fair value, which approximates cost due to the variable interest rates of these securities, which typically reset every 7 to 49 days. As a result, we have no unrealized or realized investment gains or losses from these auction rate securities. Additionally, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities within the current operating cycle and therefore have classified them as short-term marketable securities in the Condensed Consolidated Balance Sheet. All income generated from these auction rate securities is recorded as interest income.

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

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss), as reported	$733	$(1,320)	$463	$3,448
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,714	1,757	3,484	3,398

Pro forma net income (loss)	$(981)	$(3,077)	$(3,021)	$50

Basic net income (loss) per share:
As reported	$0.01	$(0.02)	$0.01	$0.05

Pro forma	$(0.02)	$(0.05)	$(0.05)	$0.00

Diluted net income (loss) per share:
As reported	$0.01	$(0.02)	$0.01	$0.05

Pro forma	$(0.02)	$(0.05)	$(0.05)	$0.00

All of the options granted during the three and six months ended April 30, 2005 and 2004 expire after ten years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results for options granted during the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Weighted average risk free interest rate	4.11%	3.14%	3.95%	3.42%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	75%	79%	76%	80%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average fair value	$5.96	$9.78	$6.24	$9.14

The fair value of each share purchased under our stock purchase plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results for shares granted during the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Weighted average risk free interest rate	3.09%	1.01%	3.09%	1.01%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	48%	60%	48%	60%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted average fair value	$2.35	$3.70	$2.35	$3.70

Note 4. Assets held for sale

In May 2005, we completed a sale-leaseback transaction for our facility in Böehmenkirch, Germany, where we manufacture certain of our largest libraries and perform service operations for several products. Assets held for sale at April 30, 2005 relate to this transaction and are comprised of the land, building and leasehold improvements in Böehmenkirch. We sold the facility for 3.5 million euros, and the total gain on this sale is approximately $3.2 million, $2.5 million of which has been recorded on the date of sale in the third quarter of fiscal 2005. The remaining gain will be deferred and recognized over the term of our lease with the purchaser. Our lease ends in December 2007, though we have the option to extend the lease one year past the original expiration date.

Note 5. Benchmark outsourcing agreement

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

Note 6. Earnings per share

For the three months ended April 30, 2004, options to purchase 3,860,000 shares of common stock, which would be equal to 857,000 adjusted weighted average shares, were not included in the computation of diluted net loss per share because they are antidilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended April 30, 2005 and 2004 (in thousands, except for per share data):

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Numerator:
Net income (loss)	$733	$(1,320)	$463	$3,448

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	63,313	64,360	63,556	64,084
Dilutive potential common shares from Team Member (employee) stock options and warrants	247	—	336	1,156

Denominator for diluted net income (loss) per share—adjusted weighted average shares and assumed conversions	63,560	64,360	63,892	65,240

Basic net income (loss) per share	$0.01	$(0.02)	$0.01	$0.05

Diluted net income (loss) per share	$0.01	$(0.02)	$0.01	$0.05

Note 7. Inventories

Inventories are comprised of the following (in thousands):

	April 30, 2005	October 31, 2004
Finished goods	$20,097	$27,976
Work-in-process	329	173
Raw materials	22,305	23,870

	42,731	52,019
Allowance for inventory obsolescence	(12,269)	(13,291)

	$30,462	$38,728

Note 8. Investments in short-term marketable securities and other investments

At April 30, 2005, the cost basis of the marketable securities we held was $192,741,000 and the fair value was $192,729,000. The difference between the cost basis and fair value of $12,000, net of taxes of $4,000, is recorded as an unrealized investment loss. At April 30, 2005, marketable securities comprised investment-grade government and commercial debt securities purchased in accordance with our investment policy to generate a higher yield than cash equivalents. Consistent with our investment policy, effective investment maturities do not exceed 24 months at the date of purchase. The objectives of our investment policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. We did not sell any marketable securities during the three or six month periods ended April 30, 2005 or the three month period ended April 30, 2004. During the six month period ended April 30, 2004, sales of marketable equity securities resulted in a gain of $48,000.

We also hold strategic investments in two private technology venture limited partnerships that are accounted for under the equity method. During the three months ended April 30, 2005 and 2004, we recorded losses of $36,000 and $25,000, respectively, reflecting our pro rata share of the limited partnerships’ net losses. During the six months ended April 30, 2005 and 2004, we recorded losses of $2,000 and $235,000, respectively. These loss amounts are primarily based on the general partners’ estimates of the fair value of non-marketable securities held by the partnerships and, to a lesser extent, realized gains and losses from the partnerships’ disposal of securities.

From time to time, we make other strategic investments that are accounted for under the cost method. We review these non-marketable investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability. We have not recorded any impairment write downs during the three or six months ended April 30, 2005 or 2004. During the six months ended April 30, 2004, we recorded additional gains on securities transactions of $823,000 as a result of receiving additional shares of marketable equity securities under earnout and escrow provisions of a November 2002 transaction in which we received $8.4 million of cash and marketable equity securities for one of our strategic investments. There was no such gain during the three months ended April 30, 2004.

Note 9. Indemnifications and warranties

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

Changes in our accrued warranty balance for the six months ended April 30, 2005 are as follows (in thousands):

Balance at October 31, 2004	$6,932
Accruals for warranties issued	5,430
Settlements during the period	(5,834)

Balance at April 30, 2005	$6,528

Note 10. Exit costs

Research and development facility closures

In February 2005, we announced plans to close our research and development facilities in Ithaca, New York and Santa Clara, California. The purpose of these closures is to improve customer service, optimize efficiency and lower our cost structure by streamlining and integrating overhead from several acquisitions. Both closures are expected to be completed during the fourth quarter of fiscal 2005. The charges related to these closures are recorded in research and development expense. The activity for the six months ended April 30, 2005 is as follows (in thousands):

	Workforce reduction and relocation costs	Facility- related costs	Other costs	Total
Balance at October 31, 2004	$—	$—	$—	$—
Charges	421	—	5	426
Cash payments	(189)	—	(5)	(194)

Balance at April 30, 2005	$232	$—	$—	$232

We expect to record additional charges related to the closures during the third and fourth quarters of fiscal 2005, with up to $300,000 in future years. Further, we expect the majority of the additional charges will be accrued during the fourth quarter upon our exit of both facilities. We currently anticipate total additional charges as follows (in thousands):

Workforce reduction and relocation costs	$400
Facility-related costs	1,800
Other costs	200

$2,400

The facility-related costs exclude the impact of potential future sublease income, which has yet to be determined.

European shared services reorganization

In February 2005, we began a reorganization of our European operations to create a shared services center in Switzerland. The purpose of this reorganization is to improve our ability to meet our customers’ needs; centralize our administrative support functions and operating and financial controls; streamline our reporting; and improve our operating cost model by streamlining and integrating overhead from several acquisitions. The reorganization will impact administrative team members in our France and Germany offices, some of whom will be relocating elsewhere within the Company’s European operations. The reorganization is expected to be complete by the end of the calendar year. The charges related to the reorganization are recorded in general and administrative expense. The activity for the six months ended April 30, 2005 is as follows (in thousands):

	Workforce reduction and relocation costs	Other costs	Total
Balance at October 31, 2004	$—	$—	$—
Charges	104	—	104
Cash payments	—	—	—

Balance at April 30, 2005	$104	$—	$104

We expect to record additional charges related to the reorganization primarily during the third quarter of fiscal 2005. We currently anticipate total additional charges as follows (in thousands):

Workforce reduction and relocation costs	$450
Facility-related costs	—
Other costs	100

$550

Other

During fiscal 2001, we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site in Englewood, Colorado which was replaced by a larger facility in Englewood in fiscal 2002. These accrued costs represent our estimate of the net amount of lease payments related to unused capacity of the old facility. Changes in this accrual for the three and six months ended April 30, 2005 are as follows (in thousands):

	Three months ended April 30, 2005	Six months ended April 30, 2005
Balance at beginning of period	$416	$497
Cash payments	(86)	(167)

Balance at April 30, 2005	$330	$330

We believe the remaining accrual at April 30, 2005 is adequate to cover the cost of unused capacity in the facility through the end of the lease term in December 2006.

Note 11. Recent accounting pronouncements

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005 and will become effective for ADIC beginning in fiscal 2006. We have not yet determined which transition method we will use to adopt SFAS 123R. Assuming the modified prospective method with no restatement is used, we will record stock compensation expense of approximately $5.5 million between the first quarter of fiscal 2006 through fiscal 2009 for stock awards outstanding as of April 30, 2005. Any additional impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods and the assumptions on which the value of those share-based payments is based.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29.” This statement amends APB 29 to eliminate an exception to the fair value measurement principle for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and will become effective for ADIC beginning in the fourth quarter of fiscal 2005. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including the following discussion and analysis, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by references to future events, circumstances, results or actions. They often contain words such as “expect,” “anticipate,” “believe,” “may,” “will,” “could,” or “should,” or similar expressions and variations of these words. Readers are cautioned to not place undue reliance on these forward-looking statements because all forward-looking statements are inherently uncertain as they relate to future events. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that may subsequently arise.

A number of risks and uncertainties could cause our actual results to differ materially from those contained in the forward-looking statements. Risk factors are detailed in our Annual Report on Form 10-K for the year ended October 31, 2004 and are incorporated herein by reference. They include risks relating to changes in global economic and political conditions; increased competition and pricing pressures; our need to continually develop new products; uncertain results of research and development spending; reliance on tape technology for a substantial portion of our revenue; our strategy to extend products and services beyond the tape library market; our dependence on key suppliers and contract manufacturers; our concentration of manufacturing in one location; our reliance on indirect sales channels and OEM sales; litigation risks; product liability risks; our ability to retain key personnel; ongoing service obligations; the volatility of our stock price; antitakeover provisions that make it difficult for us to be acquired; and international expansion, regulatory compliance and foreign currency fluctuations.

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

Revenues for the second quarter of fiscal 2005 declined 4% from both the same period a year ago and the first quarter of fiscal 2005. These decreases were primarily due to a drop in sales to OEM customers, resulting from an anticipated decrease in the sale of certain entry-level products. We anticipate that our OEM revenues will resume growth after we begin making significant shipments of new OEM products that we expect to release later this fiscal year. Strong branded sales offset a portion of the decrease in OEM revenues, as service revenue and sales of enterprise-class products, which include tape and disk-based offerings as well software, increased compared to the same quarter last year. Branded sales represented 60% of revenue, the highest level since the third quarter of fiscal 2002. Despite the decrease in revenue, operating income improved $1.5 million compared to both the second quarter of fiscal 2004 and the first quarter of fiscal 2005. Gross profit for the quarter was at its highest level since the end of fiscal 2003 primarily as a result of improved sales channel and product mix consisting of higher branded and enterprise-class product sales and increasing utilization rates for our global services personnel and parts infrastructure, the effects of which were partially offset by lower product sales volumes. During the quarter, sales and marketing expenses decreased compared to the same quarter a year ago primarily due to a decline in sales promotion costs related to the timing of product introductions. Research and development expenses increased during the second quarter of fiscal 2005 compared to 2004 due to a combination of severance, relocation and other exit costs related to the planned fourth quarter closures of our Ithaca, New York and Santa Clara, California research and development facilities and higher material costs associated with product development efforts for products expected to be released later this fiscal year. Our general and administrative expenses during the quarter increased modestly compared to the same quarter in fiscal 2004 largely due to higher professional services fees related to our first year of Sarbanes-Oxley Section 404 compliance in fiscal 2005 and to support ongoing tax and business strategy planning.

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

During the second quarter of fiscal 2005, we announced plans to close our research and development facilities in Ithaca, New York and Santa Clara, California and began a reorganization of our European operations. The purpose of these changes is to improve customer service, centralize administrative support functions in a shared services center, optimize efficiency, streamline reporting and lower our cost structure by streamlining and integrating overhead from several acquisitions. We expect the domestic facilities closures to be completed during the fourth quarter of fiscal 2005 and the European shared services reorganization to be completed by the end of the calendar year. During the second quarter, we recorded approximately $500,000 of expenses related to these restructurings. We expect to incur additional costs of approximately $3 million for these restructurings, the majority of which will be recorded during the remainder of fiscal 2005.

In May 2005, we completed a sale-leaseback transaction for our facility in Böehmenkirch, Germany, where we manufacture certain of our largest libraries and perform service operations for several products. We sold the facility for 3.5 million euros, and the total gain on this sale is approximately $3.2 million, $2.5 million of which has been recorded on the date of sale in the third quarter of fiscal 2005. The remaining gain will be deferred and recognized over the term of our lease with the purchaser. Our lease ends in December 2007, though we have the option to extend the lease one year past the original expiration date.

During the first quarter of fiscal 2006, we will begin recording the fair value of our share-based compensation in our financial statements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” We have not yet determined which transition method we will use to adopt SFAS 123R. Assuming the modified prospective method with no restatement is used, we will record stock compensation expense of approximately $5.5 million between the first quarter of fiscal 2006 through fiscal 2009 for stock awards outstanding as of April 30, 2005. A substantial majority of this $5.5 million of future expense relates to stock options with exercise prices above the fair market value of our common stock as of the end of the second quarter. Any additional impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods and the assumptions on which the value of those share-based payments is based.

Our financial statements for the three and six months ended April 30, 2004 have been restated to correct our accounting for our investment in a private technology venture limited partnership. During the fourth quarter of fiscal 2004, we determined that our investment in Frazier Technology Venture Fund I (FTVI), a limited partnership, had been improperly accounted for since fiscal 2000. We initially accounted for our investment under the cost method since our ownership interest in FTVI is less than 20% and we do not have significant influence over the partnership’s operating and financial policies. Subsequently it was determined that the equity method is appropriate under EITF Topic D-46, “Accounting for Limited Partnership Investments,” because our limited partnership ownership interest is greater than 5%. See Note 1 of the Notes to Interim Condensed Consolidated Financial Statements for additional information. The following discussion and analysis gives effect to the restatement.

During the first quarter of fiscal 2005, we began presenting revenue and cost of revenue separately for products and services because in fiscal 2005 our annual service revenue is expected to exceed 10% of our total revenue for the first time. We have made a corresponding adjustment to the Condensed Consolidated Income Statement for the three and six months ended April 30, 2004. See Notes 1 and 2 of the Notes to Interim Condensed Consolidated Financial Statements for additional information. The following discussion and analysis gives effect to the adjustment.

Results of Operations

The following table presents our results of operations for the second quarter of fiscal 2005 and 2004. Percentage of revenue data is stated as a percentage of total revenue, except for product and service cost of revenue, which is stated as percentage of the applicable revenue type (in thousands, except for percentages):

	Three months ended April 30,
	2005		2004
	Dollars	% of revenue	Dollars	% of revenue
			(Restated)
Revenue:
Product	$92,047	87%	$99,828	90%
Service	14,124	13%	11,239	10%

	106,171	100%	111,067	100%

Cost of revenue:
Product	63,268	69%	70,999	71%
Service	10,167	72%	8,743	78%

	73,435	69%	79,742	72%

Gross profit	32,736	31%	31,325	28%

Operating expenses:
Sales and marketing	16,227	15%	17,345	16%
General and administrative	6,418	6%	6,080	5%
Research and development	10,050	9%	9,320	8%

	32,695	31%	32,745	29%

Operating profit (loss)	41	0%	(1,420)	-1%

Other income (expense):
Interest income	1,270	1%	519	0%
Loss on securities and investment transactions, net	(36)	0%	(25)	0%
Foreign currency transaction losses, net	(225)	0%	(961)	-1%
Other	(202)	0%	(94)	0%

	807	1%	(561)	-1%

Income (loss) before provision (benefit) for income taxes	848	1%	(1,981)	-2%
Provision (benefit) for income taxes	115	0%	(661)	-1%

Net income (loss)	$733	1%	$(1,320)	-1%

The following table presents our results of operations for the first six months of fiscal 2005 and 2004. Percentage of revenue data is stated as a percentage of total revenue, except for product and service cost of revenue, which is stated as percentage of the applicable revenue type (in thousands, except for percentages):

	Six months ended April 30,
	2005		2004
	Dollars	% of revenue	Dollars	% of revenue
			(Restated)
Revenue:
Product	$189,677	87%	$207,762	91%
Service	27,314	13%	21,610	9%

	216,991	100%	229,372	100%

Cost of revenue:
Product	131,803	69%	146,453	70%
Service	19,659	72%	17,275	80%

	151,462	70%	163,728	71%

Gross profit	65,529	30%	65,644	29%

Operating expenses:
Sales and marketing	32,909	15%	31,417	14%
General and administrative	12,691	6%	12,284	5%
Research and development	21,307	10%	18,700	8%

	66,907	31%	62,401	27%

Operating profit (loss)	(1,378)	-1%	3,243	1%

Other income (expense):
Interest income	2,315	1%	1,061	0%
Gain (loss) on securities and investment transactions, net	(2)	0%	636	0%
Foreign currency transaction losses, net	(132)	0%	(87)	0%
Other	(287)	0%	(180)	0%

	1,894	1%	1,430	1%

Income before provision for income taxes	516	0%	4,673	2%
Provision for income taxes	53	0%	1,225	1%

Net income	$463	0%	$3,448	2%

Revenue. Product revenue includes sales of hardware and software data storage solutions, as well as installation and professional services related to these products. Service revenue includes revenue derived from contracts for field support provided to our branded customers and not otherwise included in the base price of the product. Product revenue decreased 8% during the second quarter of fiscal 2005 and 9% during the first six months of fiscal 2005 compared to the same periods in fiscal 2004. This decrease is primarily due to lower sales to OEM customers, which decreased 19% from the second quarter of fiscal 2004 and 20% from the first six months of fiscal 2004. This drop in OEM revenue resulted from an anticipated decline in the sale of certain lower-margin products. Service revenue increased 26% during both the second quarter and first six months of fiscal 2005 compared to the same periods last year. These increases are due to growth in our installed base of products at branded customers.

Combined product and service revenue decreased 4% during the second quarter of fiscal 2005 and 5% during the first six months of fiscal 2005 from the comparable periods in fiscal 2004. These decreases are the result of lower sales to OEM customers as described above. During the second quarter of fiscal 2005, sales to branded customers increased 9% compared to the same period a year ago. ADIC branded revenues represented 60% and 53% of sales for the second quarter of fiscal 2005 and 2004, respectively. Revenue from OEM customers comprised 40% and 47% of sales for the second quarter of fiscal 2005 and 2004, respectively. The increase in branded revenue during the second quarter of fiscal 2005 is primarily attributable to a $2.9 million increase in service revenue and higher sales of our enterprise-class products, which include tape and disk-based offerings as well software. During the six months ended April 30, 2005, sales to branded customers increased 8% compared to the same period a year ago. ADIC branded revenues represented 59% and 52% of sales for the first six months of fiscal 2005 and 2004, respectively. Revenue from OEM customers comprised 41% and 48% of sales for the first six months of fiscal 2005 and 2004, respectively. The increase in branded revenue during the first six months of fiscal 2005 is primarily attributable to a $5.7 million increase in service revenue and higher sales of our enterprise products. During the third quarter, we expect branded and OEM revenues to be fairly similar to the second quarter. In the fourth quarter, we anticipate increased revenues and a greater proportion of sales to branded customers.

Gross Profit. Gross profit increased to 31% of revenue for the three months ended April 30, 2005 compared to 28% of revenue for the same period in fiscal 2004. For the six months ended April 30, 2005, gross profit was 30% of revenue compared to 29% of revenue for the same period in fiscal 2004. Gross profit margins depend on a number of factors, including sales channel and product mix, fixed infrastructure costs, price competition and tape drive costs. The increase in gross profit as a percentage of sales during the second quarter of fiscal 2005 is primarily the combined result of improved service margins resulting from increasing utilization rates for our global services personnel and parts infrastructure and an increase in the proportion of product sales to branded customers versus OEM customers. Both of these factors impacted gross margin percentage by approximately the same amount. The increase in gross profit as a percentage of sales during the first six months of fiscal 2005 is substantially attributable to improved service margins. We expect gross margin will continue to improve throughout fiscal 2005 as we continue to gain operating leverage on our investment in our service infrastructure and advance our strategy of shifting our customer mix toward our branded channels and shifting the product mix in both our branded and OEM channels toward newer, more technologically sophisticated products that include elements of our proprietary storage management software and connectivity technology.

Sales and Marketing Expenses. Sales and marketing expenses decreased in absolute dollars and as a percentage of revenue during the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 primarily due to a decline in sales promotion costs related to the timing of product introductions. Sales and marketing expenses increased in absolute dollars and as a percentage of revenue during the first six months of fiscal 2005 compared to the first six months of fiscal 2004 primarily due to increased labor costs related to additional headcount added throughout fiscal 2004 as part of our efforts to expand our sales channels in order to penetrate new markets, reach new customers and support new product offerings. For all of fiscal 2005, we expect sales and marketing expenditures to increase modestly compared to fiscal 2004 as we leverage the investment we have made in sales and marketing over the past few years.

General and Administrative Expenses. General and administrative expenses increased in absolute dollars and as a percentage of revenue during the first three and six months of fiscal 2005 compared to the same periods in fiscal 2004 largely due to higher professional services fees related to our first year of Sarbanes-Oxley Section 404 compliance in fiscal 2005 and to support ongoing tax and business strategy planning. We expect general and administrative expenses to continue to increase during fiscal 2005 compared to fiscal 2004 primarily as a result of higher professional services fees related to our Sarbanes-Oxley Section 404 compliance and costs associated with reorganization among our European operations.

Research and Development Expenses. Research and development expenses increased in absolute dollars and as a percentage of revenue during the first three and six months of fiscal 2005 compared to the same periods in fiscal 2004. During the second quarter of fiscal 2005, we recorded $426,000 of severance, relocation and other exit costs related to the planned fourth quarter closures of our Ithaca, New York and Santa Clara, California research and development facilities. The remainder of the increase in research and development expenses during the second quarter of fiscal 2005 is largely due to higher material costs associated with product development efforts for products expected to be released later this fiscal year. The remainder of the increase in research and development expenses during the first six months of fiscal 2005 is primarily due to incremental expenses related to prototype branded and OEM products. These increased prototype expenses do not reflect an increase in headcount or other costs that are likely to be repeated in this fiscal year. We expect to record additional costs related to our two planned facilities closures during both of the remaining quarters in fiscal 2005. We anticipate research and development spending will be lower during the third quarter, with higher costs in the fourth quarter of fiscal 2005 when we expect to record the majority of the costs related to the facilities closures.

Other Income (Expense). Other income (expense) primarily consists of interest income, net foreign currency transaction losses and net gain (loss) on securities and investment transactions. The increase in interest income during both the three and six month periods ended April 30, 2005 is primarily the result of higher interest rates during fiscal 2005. Our foreign currency transaction losses are primarily the result of the dollar strengthening against the euro during the first half of both fiscal 2005 and 2004. Our net foreign currency transaction losses are impacted by fluctuations in the currency markets, which can cause this number to vary significantly quarter over quarter. The net losses on securities and investment transactions during the first six months of fiscal 2005 and the second quarters of fiscal 2005 and 2004 consist of our pro rata share of losses from our equity method investments. During the first six months of fiscal 2004, we recorded securities gains primarily related to the receipt of shares of marketable securities under earnout and escrow provisions of a November 2002 investment transaction in which one of our strategic investments was converted to cash and marketable securities. These gains were partially offset by our pro rata share of losses on our equity method investments. During the third quarter, we will record a gain of approximately $2.5 million related to the sale of our facility in Böehmenkirch, Germany in early May. During the remainder of fiscal 2005, we expect interest income to remain flat. Net foreign currency transaction gains (losses) and net gain (loss) on securities and investment transactions will be driven by prevailing market conditions.

Provision (Benefit) for Income Taxes. In the second quarter of fiscal 2005 we had an effective tax expense of 14%, and in the second quarter of fiscal 2004 we had an effective tax benefit of 33%. In the first six months of fiscal 2005 and 2004 we had an effective tax expense of 10% and 26%, respectively. The effective tax rate includes tax expense (benefit) for various federal, state and international jurisdictions at statutory rates, which are reduced for tax benefits relating to our business credits, extraterritorial income exclusion and non-taxable interest income. For the remainder of fiscal 2005, we expect to record a provision for income taxes, whether a benefit or expense, comparable to the first six months of fiscal 2005; however, our effective tax rate may fluctuate based on a number of factors including variations in estimated taxable income in our geographic locations, unforeseen changes in the valuation of our net deferred tax assets, changes in our estimates regarding resolution of open tax matters or changes in tax laws or our interpretations of them.

Exit Costs

Research and development facility closures

In February 2005, we announced plans to close our research and development facilities in Ithaca, New York and Santa Clara, California. The purpose of these closures is to improve customer service,

optimize efficiency and lower our cost structure by streamlining and integrating overhead from several acquisitions. Both closures are expected to be completed during the fourth quarter of fiscal 2005. The charges related to these closures are recorded in research and development expense. The activity for the six months ended April 30, 2005 is as follows (in thousands):

	Workforce reduction and relocation costs	Facility-related costs	Other costs	Total
Balance at October 31, 2004	$—	$—	$—	$—
Charges	421	—	5	426
Cash payments	(189)	—	(5)	(194)

Balance at April 30, 2005	$232	$—	$—	$232

We expect to record additional charges related to the closures during the third and fourth quarters of fiscal 2005, with up to $300,000 in future years. Further, we expect the majority of the additional charges will be accrued during the fourth quarter upon our exit of both facilities. We currently anticipate total additional charges as follows (in thousands):

Workforce reduction and relocation costs	$400
Facility-related costs	1,800
Other costs	200

$2,400

The facility-related costs exclude the impact of potential future sublease income, which has yet to be determined.

European shared services reorganization

In February 2005, we began a reorganization of our European operations to create a shared services center in Switzerland. The purpose of this reorganization is to improve our ability to meet our customers’ needs; centralize our administrative support functions and operating and financial controls; streamline our reporting; and improve our operating cost model by streamlining and integrating overhead from several acquisitions. The reorganization will impact administrative team members in our France and Germany offices, some of whom will be relocating elsewhere within the Company’s European operations. The reorganization is expected to be complete by the end of the calendar year. The charges related to the reorganization are recorded in general and administrative expense. The activity for the six months ended April 30, 2005 is as follows (in thousands):

	Workforce reduction and relocation costs	Other costs	Total
Balance at October 31, 2004	$—	$—	$—
Charges	104	—	104
Cash payments	—	—	—

Balance at April 30, 2005	$104	$—	$104

We expect to record additional charges related to the reorganization primarily during the third quarter of fiscal 2005. We currently anticipate total additional charges as follows (in thousands):

Workforce reduction and relocation costs	$450
Facility-related costs	—
Other costs	100

$550

Other

During fiscal 2001, we recorded a $2,318,000 liability to reflect anticipated costs to exit a manufacturing and development site in Englewood, Colorado which was replaced by a larger facility in Englewood in fiscal 2002. These accrued costs represent our estimate of the net amount of lease payments related to unused capacity of the old facility. Changes in this accrual for the three and six months ended April 30, 2005 are as follows (in thousands):

	Three months ended April 30, 2005	Six months ended April 30, 2005
Balance at beginning of period	$416	$497
Cash payments	(86)	(167)

Balance at April 30, 2005	$330	$330

We believe the remaining accrual at April 30, 2005 is adequate to cover the cost of unused capacity in the facility through the end of the lease term in December 2006.

Liquidity and Capital Resources

The following table summarizes our statement of cash flows for the six months ended April 30, 2005 and 2004 (in thousands):

	Six months ended April 30,
	2005	2004
		(Restated)
Net cash flows provided by (used in):
Operating activities	$21,913	$11,502
Investing activities	(61,983)	(11,691)
Financing activities	(6,732)	5,790
Effect of exchange rate changes on cash and cash equivalents	(188)	247

Net increase (decrease) in cash and cash equivalents	$(46,990)	$5,848

During the first six months of fiscal 2005, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization and decreases in accounts receivable and inventories, which were offset by a decrease in accounts payable. Accounts receivable decreased primarily due to the timing of sales to and collections from both our OEM and branded customers. The decrease in inventories is primarily due to a reduction in finished goods held at third-party warehouses for certain OEM customers. Accounts payable decreased primarily due to the timing of payments to suppliers. During the first six months of fiscal 2004, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization and an increase in deferred revenue, which were offset by increases in inventories and service parts for maintenance. Deferred revenue increased due to increased sales of service contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the service period. Inventories increased primarily due to an increase in raw materials to support our forecasted revenue. The increase in service parts for maintenance relates to maintenance of our increasing installed base of products.

Cash flows used in investing activities included proceeds from certain securities transactions, primarily the maturities of marketable debt securities and sale of marketable equity securities of $108.5 million and $60.7 million for the first six months of 2005 and 2004, respectively. These proceeds were offset by purchases of marketable securities of $163.0 million and $78.3 million during the first six months of fiscal 2005 and 2004, respectively, and $429,000 and $364,000 of investments in non-marketable securities of non-public technology businesses during the first six months of fiscal 2005 and 2004, respectively. Investments in property, plant and equipment were $7.1 million and $9.0 million during the first six months of fiscal 2005 and 2004, respectively. Capital expenditures during the first six months of fiscal 2005 were comprised primarily of computer hardware and software for our global information technology infrastructure and to support initiatives within our global services organization and tooling and equipment related to new product introductions. Capital expenditures during the first six months of fiscal 2004 were comprised primarily of computer hardware and software to support initiatives within our global services and research and development organizations and tooling and equipment related to new product introductions. During the six months ended April 30, 2004, we received proceeds of $15.1 million from the disposal of assets held for sale, which primarily comprised inventory and leasehold improvements related to the Benchmark outsourcing agreement completed during the period.

With respect to cash flows provided by financing activities, during the first six months of fiscal 2005 and 2004, we received proceeds from the issuance of common stock under our Stock Purchase Plan and the exercise of stock options of $1.8 million and $5.9 million, respectively. We repurchased $8.5 million of our common stock during the six months ended April 30, 2005; there were no such repurchases during the six months ended April 30, 2004.

Our cash and cash equivalents totaled $47.7 million and $94.7 million at April 30, 2005 and October 31, 2004, respectively. At April 30, 2005, our cash and cash equivalents and marketable securities totaled $240.4 million, up from $232.9 million at October 31, 2004. Our working capital, the difference between current assets and current liabilities, was $279.3 million at April 30, 2005 compared to $281.4 million at October 31, 2004. The ratio of current assets to current liabilities was 4.0 to 1 at April 30, 2005 and 3.9 to 1 at October 31, 2004.

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

We have presented revenue and cost of revenue separately for products and services beginning in the first quarter of fiscal 2005. Product revenue includes sales of hardware and software data storage solutions, as well as installation and professional services related to these products. Service revenue is derived from contracts for field support provided to our branded customers and not otherwise included in the base price of the product. Service does not include revenue or costs associated with basic warranty support on new branded or OEM products. We classify expenses as costs of service revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract. These estimates are based upon a variety of factors, including the nature of the support activity, the cost of stocking and shipping service parts for maintenance and the level of infrastructure required to support the activities that comprise service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate risk. The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $2.4 million decrease in income before provision for income taxes during the first six months of fiscal 2005. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries. To hedge this exposure, we may enter into forward-currency exchange contracts from time to time. Such contracts provide for the exchange of one currency for another at an agreed-upon price at an agreed-upon settlement date. We had no such contracts outstanding as of April 30, 2005.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, and they have determined that as of April 30, 2005 our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2005, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended April 30, 2005, ADIC repurchased shares of its common stock on the open market as set forth on the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (February 2005)	271,900	$8.05	271,900	3,717,707
Month #2 (March 2005)	744,063	$8.46	744,063	2,973,644
Month #3 (April 2005)	0	$—	0	2,973,644

Total	1,015,963	$8.35	1,015,963	5,000,000

(1) Under ADIC’s stock repurchase program, ADIC’s management is authorized to determine, based on market conditions and other factors, whether it is advisable to repurchase ADIC common stock on the open market, and if so, to repurchase up to an authorized number of shares at the price determined by ADIC’s management. On May 12, 2004, the ADIC Board of Directors authorized ADIC to repurchase up to 5,000,000 shares of ADIC common stock. Under this authorization ADIC repurchased 2,026,356 shares, leaving the maximum number of additional shares that could have been repurchased at 2,973,644 shares. On May 18, 2005, the ADIC Board of Directors authorized increasing the repurchase authorization back up to 5,000,000 shares. Neither of the authorizations included an expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual shareholders meeting on March 10, 2005, two directors were reelected to the Board, each to hold office for three-year terms. The nominees received the following votes (there were no broker non-votes):

Nominee	Number of Votes For	Number of Votes Withheld
John W. Stanton	55,206,282	5,695,079
Peter H. van Oppen	54,913,435	5,987,926

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index on page [29] below.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: June 8, 2005	/s/ PETER H. VAN OPPEN
Peter H. van Oppen, Chair and Chief Executive Officer (Principal Executive Officer)

Dated: June 8, 2005	/s/ JON W. GACEK
Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations (Principal Financial and Accounting Officer)