Form 10-Q
period 2005-07-31
ADVANCED DIGITAL INFORMATION CORP
filed 2005-09-09
CIK 770403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐  Yes    ☒  No

The total shares of common stock without par value outstanding as of July 31, 2005 is 61,192,180.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Advanced Digital Information Corporation

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	July 31, 2005	October 31, 2004
Assets
Current assets:
Cash and cash equivalents	$51,368	$94,695
Accounts receivable, net of allowances of $1,886 in 2005 and $1,319 in 2004	94,476	93,025
Inventories, net	25,719	38,728
Short-term marketable securities	189,220	138,238
Prepaid expenses and other	4,330	2,845
Deferred income taxes	9,646	10,757

Total current assets	374,759	378,288
Property, plant and equipment, net of accumulated depreciation of $41,654 in 2005 and $31,201 in 2004	44,634	45,913
Service parts for maintenance, net of accumulated amortization of $35,932 in 2005 and $30,042 in 2004	28,364	29,993
Deferred income taxes	19,319	13,461
Investments	3,416	2,769
Goodwill	2,596	2,596
Intangible and other assets, net of accumulated amortization of $3,464 in 2005 and $2,879 in 2004	1,414	2,010

	$474,502	$475,030

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$52,709	$47,991
Accrued liabilities	17,976	17,035
Income taxes payable	1,548	174
Current portion of deferred revenue	35,481	31,727

Total current liabilities	107,714	96,927
Long-term deferred revenue	15,703	13,605
Other long-term liabilities	400	600
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 61,192,180 issued and outstanding (63,758,716 in 2004)	214,132	234,724
Retained earnings	135,720	127,877
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	833	1,301
Unrealized investment losses	—	(4)

Total shareholders’ equity	350,685	363,898

	$474,502	$475,030

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Product	$97,024	$98,648	$286,701	$306,410
Service	13,991	11,386	41,305	32,996

	111,015	110,034	328,006	339,406

Cost of revenue:
Product	67,775	71,338	199,578	217,791
Service	9,983	9,049	29,642	26,324

	77,758	80,387	229,220	244,115

Gross profit	33,257	29,647	98,786	95,291

Operating expenses:
Sales and marketing	16,149	17,522	49,058	48,939
General and administrative	6,321	5,823	19,012	18,107
Research and development	9,692	9,565	30,999	28,265

	32,162	32,910	99,069	95,311

Operating profit (loss)	1,095	(3,263)	(283)	(20)

Other income (expense):
Interest income	1,579	649	3,894	1,710
Gain (loss) on securities and investment transactions, net	(20)	(190)	(22)	446
Foreign currency transaction gains (losses), net	(1,197)	203	(1,329)	116
Gain on assets held for sale	2,485	—	2,485	—
Other	(50)	(136)	(337)	(316)

	2,797	526	4,691	1,956

Income (loss) before benefit for income taxes	3,892	(2,737)	4,408	1,936
Benefit for income taxes	(3,488)	(1,331)	(3,435)	(106)

Net income (loss)	$7,380	$(1,406)	$7,843	$2,042

Basic net income (loss) per share	$0.11	$(0.02)	$0.12	$0.03

Diluted net income (loss) per share	$0.11	$(0.02)	$0.12	$0.03

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended July 31,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income	$7,843	$2,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,670	18,235
Bad debt expense	643	46
Inventory obsolescence	1,538	2,442
(Gain) loss on securities and investment transactions	22	(446)
Gain on assets held for sale	(2,485)	—
Deferred income taxes	(4,770)	(36)
Tax benefit from exercise of stock options	198	1,777
Other	32	49
Change in assets and liabilities:
Accounts receivable	(1,064)	13,135
Inventories	11,305	(15,020)
Prepaid expenses and other assets	(1,563)	(571)
Service parts for maintenance	(6,789)	(7,959)
Accounts payable	4,152	6,270
Accrued liabilities	647	(1,571)
Income taxes	1,359	(2,814)
Deferred revenue	6,487	8,571

Net cash provided by operating activities	37,225	24,150

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,602)	(12,755)
Proceeds from assets held for sale	4,498	16,740
Purchase of marketable securities	(222,156)	(100,494)
Proceeds from securities transactions	171,176	73,080
Purchase of other investments	(669)	(504)
Purchase of intangible assets	—	(200)
Return of investment on other investments	—	71

Net cash used in investing activities	(58,753)	(24,062)

Cash flows from financing activities:
Repayment of short-term and long-term debt	—	(1,221)
Repurchase of common stock	(22,794)	(9,510)
Proceeds from issuance of common stock for stock options and Stock Purchase Plan	2,004	6,551

Net cash used in financing activities	(20,790)	(4,180)

Effect of exchange rate changes on cash	(1,009)	285

Net decrease in cash and cash equivalents	(43,327)	(3,807)
Cash and cash equivalents at beginning of period	94,695	91,451

Cash and cash equivalents at end of period	$51,368	$87,644

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended July 31, 2005

(In thousands)

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 31, 2004	63,759	$234,724	$127,877	$1,297	$363,898
Shares repurchased	(2,880)	(22,794)			(22,794)
Purchases under Stock Purchase Plan	177	1,252			1,252
Exercise of stock options, including tax benefit of $198	136	950	—	—	950
Comprehensive income:
Net income	—	—	7,843	—	—
Change in unrealized investment losses, net of tax of $2	—	—	—	4	—
Change in foreign currency translation adjustment, net of tax of $252	—	—	—	(468)	—
Total comprehensive income	—	—	—	—	7,379

Balance at July 31, 2005	61,192	$214,132	$135,720	$833	$350,685

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements

July 31, 2005

(Unaudited)

Note 1. Financial statement presentation

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries. All significant intercompany transactions, balances and profits have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2004. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and nine month periods ended July 31, 2005 are not necessarily indicative of results to be expected for a full year.

Restatement of previously issued financial statements

Our financial statements for the three and nine months ended July 31, 2004 have been restated to correct our accounting for our investment in a private technology venture limited partnership. During the fourth quarter of fiscal 2004, we determined that our investment in Frazier Technology Venture Fund I (FTVI), a limited partnership, had been improperly accounted for since fiscal 2000. We initially accounted for our investment under the cost method since our ownership interest in FTVI is less than 20% and we do not have significant influence over the partnership’s operating and financial policies. Subsequently it was determined that the equity method is appropriate under EITF Topic D-46, “Accounting for Limited Partnership Investments,” because our limited partnership ownership interest is greater than 5%. The following table summarizes the impact of this restatement on our financial statements as reported in the Form 10-Q for the three and nine months ended July 31, 2004 (in thousands, except for per share data):

	Three months ended July 31, 2004		Nine months ended July 31, 2004
	As Reported	As Restated	As Reported	As Restated
Investments	$4,161	$2,955	$4,161	$2,955
Deferred income taxes, non current	$2,523	$2,100	$2,523	$2,100
Retained earnings	$122,967	$122,184	$122,967	$122,184
Gain (loss) on securities and investment transactions, net	$—	$(190)	$871	$446
Other income	$716	$526	$2,381	$1,956
Provision (benefit) for income taxes	$(1,264)	$(1,331)	$44	$(106)
Net income (loss)	$(1,283)	$(1,406)	$2,317	$2,042
Basic net income (loss) per share	$(0.02)	$(0.02)	$0.04	$0.03
Diluted net income (loss) per share	$(0.02)	$(0.02)	$0.04	$0.03

Reclassifications

During the three months ended January 31, 2005, we concluded it was appropriate to classify our auction rate marketable securities as current investments. Previously, we classified these securities as cash equivalents because of an interest rate reset feature that provides short-term liquidity. Accordingly, we have revised the classification to report these securities as current investments in the line item short-term marketable securities in the Condensed Consolidated Balance Sheet as of October 31, 2004. Further, we have also made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows for the period ended July 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect cash flows from operations or from financing activities in our previously reported Condensed Consolidated Statements of Cash Flows or our previously reported Condensed Consolidated Statements of Income for any period.

As of July 31, 2005 and October 31, 2004, $189.2 million and $132.2 million of these current investments are classified as short-term marketable securities on our Condensed Consolidated Balance Sheet. For the nine months ended July 31, 2005 and 2004, net cash used in investing activities related to these current investments is $44.9 million and $48.0 million, respectively, in our Condensed Consolidated Statements of Cash Flows.

During the three months ended January 31, 2005, we began presenting revenue and cost of revenue separately for products and services because in fiscal 2005 our annual service revenue is expected to exceed 10% of our total revenue for the first time. We have made a corresponding adjustment to the Condensed Consolidated Income Statement for the three and nine months ended July 31, 2004. Our accounting policy for product and service revenue and cost of revenue is described in Note 2 below.

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

Auction rate securities

At July 31, 2005 and October 31, 2004, we held $189.2 million and $132.2 million, respectively, of investments in auction rate marketable securities. Our investments in these securities are recorded at fair value, which approximates cost due to the variable interest rates of these securities that typically reset every 7 to 49 days. As a result, we have no unrealized or realized investment gains or losses from these auction rate securities. Additionally, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities within the current operating cycle and therefore have classified them as short-term marketable securities in the Condensed Consolidated Balance Sheet. All income generated from these auction rate securities is recorded as interest income.

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

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss), as reported	$7,380	$(1,406)	$7,843	$2,042
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,332)	(1,608)	(4,816)	(5,006)

Pro forma net income (loss)	$6,048	$(3,014)	$3,027	$(2,964)

Basic net income (loss) per share:
As reported	$0.11	$(0.02)	$0.12	$0.03

Pro forma	$0.10	$(0.05)	$0.05	$(0.05)

Diluted net income (loss) per share:
As reported	$0.11	$(0.02)	$0.12	$0.03

Pro forma	$0.10	$(0.05)	$0.05	$(0.05)

All of the options granted during the three and nine months ended July 31, 2005 and 2004 expire after ten years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results for options granted during the periods presented:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Weighted average risk free interest rate	3.90%	4.08%	3.93%	3.89%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	73%	79%	75%	79%
Expected life (in years)	6.0	6.0	6.0	6.0
Weighted average fair value	$4.52	$5.83	$5.60	$6.78

The fair value of each share purchased under our stock purchase plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results for shares granted during the periods presented. No shares were granted under our stock purchase plan during the three months ended July 31, 2005 and 2004.

	Nine months ended July 31,
	2005	2004
Weighted average risk free interest rate	3.09%	1.01%
Expected dividend yield	0%	0%
Expected volatility	48%	60%
Expected life (in years)	0.5	0.5
Weighted average fair value	$2.35	$3.70

Note 4. Assets held for sale

In May 2005, we completed a sale-leaseback transaction for our facility in Böehmenkirch, Germany, where we manufacture certain of our largest libraries and perform service operations for several products. We sold the facility for $4.5 million, and the total gain on this sale was approximately $3.2 million, $2.5 million of which was recorded during the current quarter. The remaining gain has been deferred and will be recognized over the term of our lease with the purchaser. Our lease ends in December 2007, though we have the option to extend the lease one year past the original expiration date.

Note 5. Benchmark outsourcing agreement

In November 2003, we expanded an existing outsource manufacturing relationship with Benchmark Electronics, Inc. to include final assembly and test of a significant portion of our entry-level and workgroup tape automation product line. In connection with this expansion, we transferred to Benchmark approximately 150 team members associated with manufacturing, test and supply chain management. Benchmark assumed the lease on our Redmond, Washington manufacturing facility and purchased inventory associated with the product line and property, plant and equipment related to the operation for $15.1 million in cash. In June 2004, we further expanded our existing outsource relationship to incorporate screening and repair of certain entry-level and workgroup tape automation products. In connection with this expansion, we transferred to Benchmark certain team members from our customer service and repair operations in Redmond. Additionally, Benchmark purchased certain inventory and property, plant and equipment associated with these operations for $1.6 million in cash. There was no gain or loss recorded on these transactions.

Note 6. Earnings per share

For the three months ended July 31, 2004, options to purchase 2,305,000 shares of common stock, which would be equal to 404,000 adjusted weighted average shares, were not included in the computation of diluted net loss per share because they are antidilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended July 31, 2005 and 2004 (in thousands, except for per share data):

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Numerator:
Net income (loss)	$7,380	$(1,406)	$7,843	$2,042

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	62,468	64,235	63,189	64,135
Dilutive potential common shares from Team Member (employee) stock options and warrants	158	—	277	905

Denominator for diluted net income (loss) per share—adjusted weighted average shares and assumed conversions	62,626	64,235	63,466	65,040

Basic net income (loss) per share	$0.11	$(0.02)	$0.12	$0.03

Diluted net income (loss) per share	$0.11	$(0.02)	$0.12	$0.03

Note 7. Inventories

Inventories are comprised of the following (in thousands):

	July 31, 2005	October 31, 2004
Finished goods	$15,885	$27,976
Work-in-process	162	173
Raw materials	22,250	23,870

	38,297	52,019
Allowance for inventory obsolescence	(12,578)	(13,291)

	$25,719	$38,728

Note 8. Investments in short-term marketable securities and other investments

At July 31, 2005, the cost basis and the fair value of the marketable securities we held was $189.2 million and no unrealized investment gain or loss was recorded. At July 31, 2005, marketable securities comprised investment-grade government and commercial debt securities purchased in accordance with our investment policy to generate a higher yield than cash equivalents. Consistent with our investment policy, effective investment maturities do not exceed 24 months at the date of purchase. The objectives of our investment policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. We did not sell any marketable securities during the three or nine month periods ended July 31, 2005 or the three month period ended July 31, 2004. During the nine month period ended July 31, 2004, sales of marketable equity securities resulted in a gain of $48,000.

We also hold strategic investments in two private technology venture limited partnerships that are accounted for under the equity method. During the three months ended July 31, 2005 and 2004, we recorded losses of $20,000 and $190,000, respectively, reflecting our pro rata share of the limited partnerships’ net losses. During the nine months ended July 31, 2005 and 2004, we recorded losses of $22,000 and $425,000, respectively. These loss amounts are primarily based on the general partners’ estimates of the fair value of non-marketable securities held by the partnerships and, to a lesser extent, realized gains and losses from the partnerships’ disposal of securities.

From time to time, we make other strategic investments that are accounted for under the cost method. We review these non-marketable investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability. We have not recorded any impairment write downs during the three or nine months ended July 31, 2005 or 2004. During the nine months ended July 31, 2004, we recorded additional gains on securities transactions of $823,000 as a result of receiving additional shares of marketable equity securities under earnout and escrow provisions of a November 2002 transaction in which we received $8.4 million of cash and marketable equity securities for one of our strategic investments. There was no such gain during any of the other periods presented.

Note 9. Forward contract

During the third quarter of fiscal 2005, we entered into a forward extra option contract with an underlying put of 3.5 million Euros that is a derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” The forward contract was purchased by one of our European subsidiaries to offset the currency risk of an intercompany loan valued in U.S. dollars of the same amount. We have elected not to designate this derivative instrument as a formal hedge and perform hedge accounting. The forward contract will expire on the same date as the scheduled repayment date of the loan during the fourth quarter of fiscal 2005. The forward contract is included at fair value in prepaid expenses and other assets on our Condensed Consolidated Balance Sheet and any fair values changes of the contract are recorded in foreign currency transaction gains (losses) on the Condensed Consolidated Statement of Operations.

Note 10. Indemnifications and warranties

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

Changes in our accrued warranty balance for the nine months ended July 31, 2005 are as follows (in thousands):

Balance at October 31, 2004	$6,932
Accruals for warranties issued	7,990
Settlements during the period	(8,588)

Balance at July 31, 2005	$6,334

Note 11. Exit costs

Research and development facility closures

In February 2005, we announced plans to close our research and development facilities in Ithaca, New York and Santa Clara, California. The purpose of these closures is to improve customer service, optimize efficiency and lower our cost structure by streamlining and integrating overhead from several acquisitions. Both closures are expected to be completed during the fourth quarter of fiscal 2005. The charges related to these closures are recorded in research and development expense. The activity for the three and nine months ended July 31, 2005 is as follows (in thousands):

	Three months ended July 31, 2005
	Workforce reduction and relocation costs	Facility- related costs	Other costs	Total
Balance at April 30, 2005	$232	$—	$—	$232
Charges	91	12	50	153
Cash payments	(207)	(12)	(50)	(269)

Balance at July 31, 2005	$116	$—	$—	$116

	Nine months ended July 31, 2005
	Workforce reduction and relocation costs	Facility- related costs	Other costs	Total
Balance at October 31, 2004	$—	$—	$—	$—
Charges	512	12	55	579
Cash payments	(396)	(12)	(55)	(463)

Balance at July 31, 2005	$116	$—	$—	$116

We expect to record the majority of additional charges related to the closures during the fourth quarter of fiscal 2005, with up to $100,000 in future years. We currently anticipate total additional charges as follows (in thousands):

Workforce reduction and relocation costs	$200
Facility-related costs	1,300
Other costs	50

$1,550

Our current estimate of total costs has decreased due to inclusion of future income from subleasing approximately 43% of the Ithaca facility and actual workforce reduction and relocation costs lower than initially estimated. Facility-related costs include $260,000 of leasehold improvements expected to remain with the Ithaca facility upon our exit. The facility-related costs are net of income on space that has been subleased and exclude the impact of potential future sublease income on the remaining available space that has not been subleased. We are continuing our efforts to sublease the remaining available space.

European shared services reorganization

In February 2005, we began a reorganization of our European operations to create a shared services center in Switzerland. The purpose of this reorganization is to improve our ability to meet our customers’ needs; centralize our administrative support functions and operating and financial controls; streamline our reporting; and improve our operating cost model by streamlining and integrating overhead from several acquisitions. The reorganization will impact administrative team members in our France and Germany offices, some of whom will be relocating elsewhere within the Company’s European operations. The reorganization is expected to be complete by the end of the calendar year. The charges related to the reorganization are recorded in general and administrative expense. The activity for the three and nine months ended July 31, 2005 is as follows (in thousands):

	Three months ended July 31, 2005			Nine months ended July 31, 2005
	Workforce reduction and relocation costs	Other costs	Total	Workforce reduction and relocation costs	Other costs	Total
Balance at beginning of period	$104	$—	$104	$—	$—	$—
Charges	220	—	220	324	—	324
Cash payments	—	—	—	—	—	—

Balance at July 31, 2005	$324	$—	$324	$324	$—	$324

We expect to record additional charges related to the reorganization primarily during the fourth quarter of fiscal 2005. We currently anticipate total additional charges as follows (in thousands):

Workforce reduction and relocation costs	$230
Other costs	100

$330

Other

During fiscal 2001, we recorded a $2.3 million liability to reflect anticipated costs to exit a manufacturing and development site in Englewood, Colorado which was replaced by a larger facility in Englewood in fiscal 2002. These accrued costs represent our estimate of the net amount of lease payments related to unused capacity of the old facility. The activity for the three and nine months ended July 31, 2005 is as follows (in thousands):

	Three months ended July 31, 2005	Nine months ended July 31, 2005
Balance at beginning of period	$330	$497
Cash payments	(81)	(248)

Balance at July 31, 2005	$249	$249

We believe the remaining accrual at July 31, 2005 is adequate to cover the cost of unused capacity in the facility through the end of the lease term in December 2006.

Note 12. Recent accounting pronouncements

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005 and will become effective for ADIC beginning in fiscal 2006. We will adopt SFAS 123R using the modified prospective method with no restatement, and will record stock compensation expense of approximately $5.7 million between the first quarter of fiscal 2006 through fiscal 2009 for stock awards outstanding as of July 31, 2005. A substantial majority of this $5.7 million of future expense relates to stock options with exercise prices above the fair market value of our common stock as of the end of the third quarter. Any additional impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods and the assumptions on which the value of those share-based payments is based.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will become effective for ADIC in fiscal 2007. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In June 2005, the FASB issued final FASB Staff Position (FSP) Financial Accounting Standard No. 143-1, “Accounting for Electronic Equipment Waste Obligations.” The statement addresses obligations associated with the European Union’s Directive on Waste Electrical and Electronic Equipment (the “Directive”). The Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. It distinguishes between products put on the market after August 15, 2005 (“new waste”) and products put on the market before that date (“historical waste”). The FSP addresses historical waste and directs companies to apply the provisions of SFAS 143, “Accounting for Asset Retirement Obligations,” to the obligation associated with historical waste. The FSP is effective for the first reporting period ending after June 8, 2005, or the date of adoption of the law by the applicable EU-member country, and became effective for ADIC in the current quarter. This accounting principle did not have a significant impact on our financial position or results of operations. New waste will also be accounted for under SFAS 143, and we are currently evaluating its potential impact on our financial position and results of operations.

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” It is effective prospectively for any new leasehold improvements made after June 2005. Under EITF 05-6, leasehold improvements acquired either in a business combination or significantly after the beginning of the lease term should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the assets are acquired. Adoption of this EITF did not have a significant impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including the following discussion and analysis, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by references to future events, circumstances, results or actions. They often contain words such as “expect,” “anticipate,” “believe,” “may,” “will,” “could,” or “should,” or similar expressions and variations of these words. Readers are cautioned to not place undue reliance on these forward-looking statements because all forward-looking statements are inherently uncertain and outside of our control as they relate to future events. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that may subsequently arise.

A number of risks and uncertainties could cause our actual results to differ materially from those contained in the forward-looking statements. Risk factors are detailed in our Annual Report on Form 10-K for the year ended October 31, 2004 filed with the Securities and Exchange Commission (SEC) on January 13, 2005 and are incorporated herein by reference. They include risks relating to changes in global economic, business and political conditions; increased competition and pricing pressures; our need to continually develop new products; uncertain results of research and development spending; reliance on tape technology for a substantial portion of our revenue; our strategy to extend products and services beyond the tape library market; our dependence on key suppliers and contract manufacturers; our concentration of manufacturing in one location; our reliance on indirect sales channels and OEM sales; litigation risks; product liability risks; the performance of our investments in other entities; our ability to retain key personnel; ongoing service obligations; the volatility of our stock price; antitakeover provisions that make it difficult for us to be acquired; and international expansion, regulatory compliance and foreign currency fluctuations. The foregoing list of factors is not exhaustive. You should carefully consider these factors and other uncertainties and potential events described in the Risk Factors section of our Annual Report on Form 10-K and other documents filed from time to time with the SEC.

General

ADIC is a leading provider of Intelligent Storage™ solutions for the open systems marketplace. We design, market, sell and support hardware and software products that help a broad range of business and governmental organizations manage, access and protect their large-scale data more effectively. Currently, we derive substantially all of our revenue from the sale of tape and disk-based storage solutions, storage software, connectivity solutions and related services and support. We distribute our products primarily through value-added resellers (VARs), OEMs and distributors, and also sell directly to certain end users.

Revenues for the third quarter of fiscal 2005 increased 1% from the same period a year ago and 5% from the second quarter of fiscal 2005. These increases were primarily due to strong branded sales as service revenue and sales of enterprise-class products, which include tape and disk-based offerings as well as software, increased compared to the same quarter last year and the prior quarter. The increase compared to the third quarter of fiscal 2004 was largely offset by a drop in sales to OEM customers, resulting from an anticipated decrease in the sale of certain entry-level products. We expect that our OEM revenues will resume growth after we begin making significant shipments of new OEM products that we expect to release later this calendar year. Branded sales represented 62% of revenue, the highest level since the second quarter of fiscal 2001. We expect continued strength in our branded business as new enterprise reseller channels gain traction.

Despite the modest increase in revenue, operating income in the third quarter of fiscal 2005 improved $4.4 million compared to the third quarter of fiscal 2004. Gross profit for the quarter was 30% compared to 27% during the third quarter of fiscal 2004. This increase is primarily the result of improved sales channel and product mix consisting of higher branded and enterprise-class product sales and increasing utilization rates for our global services personnel and parts infrastructure. During the quarter, sales and marketing expenses decreased compared to the same quarter a year ago primarily due to a decline in sales promotion costs related to the timing of product introductions. Research and development expenses increased during the third quarter of fiscal 2005 compared to 2004 primarily due to higher material costs associated with product development efforts for products expected to be released later this calendar year offset by lower labor costs associated with the closure of our Ithaca, New York and Santa Clara, California research and development facilities. Our general and administrative expenses during the quarter increased modestly compared to the same quarter in fiscal 2004 largely due to higher professional services fees related to our first year of Sarbanes-Oxley Section 404 compliance in fiscal 2005 and to support ongoing tax and business strategy planning.

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

We believe continued investment in sales and marketing and research and development is required in order to successfully penetrate new markets, reach new customers and expand our offerings. The competition in our industry is strong and we must constantly work to reduce the cost of our existing products while retaining high quality standards and reliability. We have outsourced the production of our entry-level products and a portion of the repair of these products to third party manufacturers to allow us to take advantage of our suppliers’ economies of scale in component purchasing, manufacturing, test and other areas associated with production of our higher volume, lower margin products. Our cost reduction efforts also include reorganization of our research and development and European operations as further described below.

During the second quarter of fiscal 2005, we announced plans to close our research and development facilities in Ithaca, New York and Santa Clara, California and began a reorganization of our European operations. The purpose of these changes is to improve customer service, centralize administrative support functions in a shared services center, optimize efficiency, streamline reporting and lower our cost structure by streamlining and integrating overhead from several acquisitions. We expect the domestic facilities closures to be completed during the fourth quarter of fiscal 2005 and the European shared services reorganization to be completed by the end of the calendar year. During the second and third quarters, we recorded $530,000 and $373,000, respectively, of expenses related to these restructurings. We expect to incur additional costs of approximately $1.9 million for these restructurings, the majority of which will be recorded during the fourth quarter of fiscal 2005.

In May 2005, we completed a sale-leaseback transaction for our facility in Böehmenkirch, Germany, where we manufacture certain of our largest libraries and perform service operations for several products. We sold the facility for $4.5 million, and the total gain on this sale was approximately $3.2 million, $2.5 million of which was recorded during the current quarter. The remaining gain has been deferred and will be recognized over the term of our lease with the purchaser. Our lease ends in December 2007, though we have the option to extend the lease one year past the original expiration date.

During the first quarter of fiscal 2006, we will begin recording the fair value of our share-based compensation in our financial statements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” We will adopt SFAS 123R using the modified prospective method and will record stock compensation expense of approximately $5.7 million between the first quarter of fiscal 2006 through fiscal 2009 for stock awards outstanding as of July 31, 2005. A substantial majority of this $5.7 million of future expense relates to stock options with exercise prices above the fair market value of our common stock as of the end of the third quarter. Any additional impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods and the assumptions on which the value of those share-based payments is based.

Our financial statements for the three and nine months ended July 31, 2004 have been restated to correct our accounting for our investment in a private technology venture limited partnership. During the fourth quarter of fiscal 2004, we determined that our investment in Frazier Technology Venture Fund I (FTVI), a limited partnership, had been improperly accounted for since fiscal 2000. We initially accounted for our investment under the cost method since our ownership interest in FTVI is less than 20% and we do not have significant influence over the partnership’s operating and financial policies. Subsequently it was determined that the equity method is appropriate under EITF Topic D-46, “Accounting for Limited Partnership Investments,” because our limited partnership ownership interest is greater than 5%. See Note 1 of the Notes to Interim Condensed Consolidated Financial Statements for additional information. The following discussion and analysis gives effect to the restatement.

During the first quarter of fiscal 2005, we began presenting revenue and cost of revenue separately for products and services because in fiscal 2005 our annual service revenue is expected to exceed 10% of our total revenue for the first time. We have made a corresponding adjustment to the Condensed Consolidated Income Statement for the three and nine months ended July 31, 2004. See Notes 1 and 2 of the Notes to Interim Condensed Consolidated Financial Statements for additional information. The following discussion and analysis gives effect to the adjustment.

Results of Operations

The following table presents our results of operations for the third quarter of fiscal 2005 and 2004. Percentage of revenue data is stated as a percentage of total revenue, except for product and service cost of revenue, which is stated as percentage of the applicable revenue type (in thousands, except for percentages):

	Three months ended July 31,
	2005		2004
	Dollars	% of revenue	Dollars	% of revenue
			(Restated)
Revenue:
Product	$97,024	87%	$98,648	90%
Service	13,991	13%	11,386	10%

	111,015	100%	110,034	100%

Cost of revenue:
Product	67,775	70%	71,338	72%
Service	9,983	71%	9,049	80%

	77,758	70%	80,387	73%

Gross profit	33,257	30%	29,647	27%

Operating expenses:
Sales and marketing	16,149	15%	17,522	16%
General and administrative	6,321	6%	5,823	5%
Research and development	9,692	9%	9,565	9%

	32,162	29%	32,910	30%

Operating profit (loss)	1,095	1%	(3,263)	-3%

Other income (expense):
Interest income	1,579	1%	649	1%
Loss on securities and investment transactions, net	(20)	0%	(190)	0%
Foreign currency transaction gains (losses), net	(1,197)	-1%	203	0%
Gain on assets held for sale	2,485	2%	—	0%
Other	(50)	0%	(136)	0%

	2,797	3%	526	0%

Income (loss) before benefit for income taxes	3,892	4%	(2,737)	-2%
Benefit for income taxes	(3,488)	-3%	(1,331)	-1%

Net income (loss)	$7,380	7%	$(1,406)	-1%

Percentage columns may not add due to rounding.

The following table presents our results of operations for the first nine months of fiscal 2005 and 2004. Percentage of revenue data is stated as a percentage of total revenue, except for product and service cost of revenue, which is stated as percentage of the applicable revenue type (in thousands, except for percentages):

	Nine months ended July 31,
	2005		2004
	Dollars	% of revenue	Dollars	% of revenue
			(Restated)
Revenue:
Product	$286,701	87%	$306,410	90%
Service	41,305	13%	32,996	10%

	328,006	100%	339,406	100%

Cost of revenue:
Product	199,578	70%	217,791	71%
Service	29,642	72%	26,324	80%

	229,220	70%	244,115	72%

Gross profit	98,786	30%	95,291	28%

Operating expenses:
Sales and marketing	49,058	15%	48,939	14%
General and administrative	19,012	6%	18,107	5%
Research and development	30,999	9%	28,265	8%

	99,069	30%	95,311	28%

Operating loss	(283)	0%	(20)	0%

Other income (expense):
Interest income	3,894	1%	1,710	1%
Gain (loss) on securities and investment transactions, net	(22)	0%	446	0%
Foreign currency transaction gains (losses), net	(1,329)	0%	116	0%
Gain on assets held for sale	2,485	1%	—	0%
Other	(337)	0%	(316)	0%

	4,691	1%	1,956	1%

Income before benefit for income taxes	4,408	1%	1,936	1%
Benefit for income taxes	(3,435)	-1%	(106)	0%

Net income	$7,843	2%	$2,042	1%

Percentage columns may not add due to rounding.

Revenue. Product revenue includes sales of hardware and software data storage solutions, as well as installation and professional services related to these products. Service revenue includes revenue derived from contracts for field support provided to our branded customers and not otherwise included in the base price of the product. Product revenue decreased 2% during the third quarter of fiscal 2005 and 6% during the first nine months of fiscal 2005 compared to the same periods in fiscal 2004. These decreases are primarily due to lower sales to OEM customers, which decreased 19% from the third quarter of fiscal 2004 and 20% from the first nine months of fiscal 2004. This drop in OEM revenue resulted from an anticipated decline in the sale of certain lower-margin products. In both comparative periods, the decrease in OEM revenue was partially offset by an increase in branded product sales, particularly our enterprise disk and tape-based solutions. Service revenue increased 23% during the third quarter of fiscal 2005 and 25% during the first nine months of fiscal 2005 compared to the same periods last year. These increases are due to growth in our installed base of products at branded customers.

Combined product and service revenue increased 1% during the third quarter of fiscal 2005 compared to the prior year and decreased 3% during the first nine months of fiscal 2005 from the comparable period in fiscal 2004. The increase during the third quarter is the net result of the growth of branded product sales and service revenues largely offset by lower sales to OEM customers. The decrease during the first nine months of fiscal 2005 compared to fiscal 2004 is the net result of the same three factors, with the decrease in OEM sales outweighing the branded product and service revenue growth. During the third quarter of fiscal 2005, sales to branded customers increased 19% compared to the same period a year ago. ADIC branded revenues represented 62% and 52% of sales for the third quarter of fiscal 2005 and 2004, respectively. Revenue from OEM customers comprised 38% and 48% of sales for the third quarter of fiscal 2005 and 2004, respectively. The increase in branded revenue during the third quarter of fiscal 2005 is primarily attributable to higher sales of our enterprise-class products, which include tape and disk-based offerings as well software, and a $2.6 million increase in service revenue. During the nine months ended July 31, 2005, sales to branded customers increased 12% compared to the same period a year ago. ADIC branded revenues represented 60% and 52% of sales for the first nine months of fiscal 2005 and 2004, respectively. Revenue from OEM customers comprised 40% and 48% of sales for the first nine months of fiscal 2005 and 2004, respectively. The increase in branded revenue during the first nine months of fiscal 2005 is primarily attributable to an $8.3 million increase in service revenue and higher sales of our enterprise products, notably Scalar i2000 libraries. During the fourth quarter, we expect total revenues to be fairly similar to the current quarter, with a greater proportion of sales to branded customers.

Gross Profit. Gross profit increased to 30% of revenue for the three months ended July 31, 2005 compared to 27% of revenue for the same period in fiscal 2004. For the nine months ended July 31, 2005, gross profit was 30% of revenue compared to 28% of revenue for the same period in fiscal 2004. Gross profit margins depend on a number of factors, including sales channel and product mix, fixed infrastructure costs, price competition and tape drive costs. The increase in gross profit as a percentage of sales during both the three and nine months ended July 31, 2005 is primarily the combined result of improved service margins resulting from increasing utilization rates for our global services personnel and parts infrastructure and an increase in the proportion of product sales to branded customers versus OEM customers. Both of these factors impacted gross margin percentage by approximately the same amount during the third quarter of fiscal 2005. During the nine months ended July 31, 2005, approximately two-thirds of the increase in margin was due to the increase in service margin while one-third was due to the higher proportion of branded sales. We expect gross margin to remain approximately the same in the fourth quarter of fiscal 2005 as the current quarter. Over time we believe our margin will continue to improve as enterprise-class disk and tape-based hardware and software products gain acceptance. Our service business continues to gain operating leverage as our enterprise installed base grows.

Sales and Marketing Expenses. Sales and marketing expenses decreased in absolute dollars and as a percentage of revenue during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily due to a decline in sales promotion costs related to the timing of product introductions. Sales and marketing expenses increased slightly in absolute dollars and as a percentage of revenue during the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. This increase is primarily the net result of the decline in promotional costs offset by increased labor costs related to additional headcount added throughout fiscal 2004 as part of our efforts to expand our sales channels in order to penetrate new markets, reach new customers and support new product offerings. For the fourth quarter of 2005, we expect sales and marketing expenditures to increase as we ramp up for the introduction of new products with increased promotional spending and headcount.

General and Administrative Expenses. General and administrative expenses increased in absolute dollars and as a percentage of revenue during the first three and nine months of fiscal 2005 compared to the same periods in fiscal 2004 largely due to higher professional services fees related to our first year of Sarbanes-Oxley Section 404 compliance in fiscal 2005 and to support ongoing tax and business strategy planning. The third quarter increase was also impacted by costs associated with our European reorganization. We expect general and administrative expenses to increase during the fourth quarter of fiscal 2005 primarily as a result of costs associated with reorganization among our European operations.

Research and Development Expenses. Research and development expenses increased in absolute dollars and as a percentage of revenue during the first three and nine months of fiscal 2005 compared to the same periods in fiscal 2004. The increase in research and development expenses during the third quarter of fiscal 2005 is largely due to higher material costs associated with product development efforts for products expected to be released later this calendar year. This increase is offset by lower labor costs associated with the closure of the Ithaca, New York and Santa Clara, California research and development facilities. The increase during the first nine months of fiscal 2005 is primarily due to higher material costs associated with product development efforts, incremental expenses related to prototype branded and OEM products incurred in the first quarter and reorganization costs. The increased prototype expenses do not reflect an increase in headcount or other costs that are likely to be repeated in this fiscal year. During the third quarter and first nine months of fiscal 2005, we recorded $153,000 and $579,000, respectively of severance, relocation and other exit costs related to the planned facilities closures. We anticipate research and development spending will be higher in the fourth quarter of fiscal 2005 when we expect to record approximately $1.6 million related to the facilities closures.

Other Income (Expense). Other income (expense) primarily consists of a gain on assets held for sale, interest income, net foreign currency transaction gains (losses) and net gain (loss) on securities and investment transactions. During the third quarter, we recorded a gain of $2.5 million related to the sale and leaseback of our facility in Böehmenkirch, Germany in early May. The total gain on this sale was approximately $3.2 million. The remaining gain has been deferred and will be recognized in other income over the term of our lease with the purchaser. The increase in interest income during both the three and nine month periods ended July 31, 2005 is primarily the result of higher interest rates during fiscal 2005. Our foreign currency transaction gains (losses) are primarily the result of the dollar strengthening against the euro during the first nine months of fiscal 2005 and a generally weaker dollar against the euro during the first nine months of fiscal 2004. Our net foreign currency transaction losses are impacted by fluctuations in the currency markets, which can cause this number to vary significantly quarter over quarter. The net losses on securities and investment transactions during the first nine months of fiscal 2005 and the third quarters of fiscal 2005 and 2004 consist of our pro rata share of losses from our equity method investments. During the first nine months of fiscal 2004, we recorded securities gains primarily related to the receipt of shares of marketable securities under earnout and escrow provisions of a November 2002 investment transaction in which one of our strategic investments was converted to cash and marketable securities. These gains were partially offset by our pro rata share of losses on our equity method investments. In the fourth quarter of fiscal 2005, we expect interest income to remain flat. Net foreign currency transaction gains (losses) and net gain (loss) on securities and investment transactions will be driven by prevailing market conditions.

Benefit for Income Taxes. In the third quarter of fiscal 2005 and 2004 we had an effective tax benefit of 90% and 49%, respectively. In the first nine months of fiscal 2005 and 2004 we had an effective tax benefit of 78% and 5%, respectively. During the three and nine month periods ended July 31, 2005 we recorded pre-tax income and booked a benefit from income taxes primarily due to completion of an IRS audit of our 2000 through 2002 federal tax returns and a resulting $3.7 million tax benefit during the third quarter of fiscal 2005.

Our effective tax rate includes tax expense (benefit) for various federal, state and international jurisdictions at statutory rates, which are reduced for tax benefits relating to our business credits, extraterritorial income exclusion and non-taxable interest income. Due to our near breakeven pre-tax income results and our permanent tax deductions, we have recorded, and may in the future record, a tax benefit instead of tax expense when we have pre-tax income.

In the fourth quarter of 2005, we expect income before taxes to be near breakeven and to record a minimal provision for income taxes, whether a benefit or expense; however, our effective tax rate may fluctuate based on a number of factors including variations in estimated taxable income in our geographic locations, unforeseen changes in the valuation of our net deferred tax assets, changes in our estimates regarding resolution of open tax matters or changes in tax laws or our interpretations of them.

Exit Costs

Research and development facility closures

In February 2005, we announced plans to close our research and development facilities in Ithaca, New York and Santa Clara, California. The purpose of these closures is to improve customer service, optimize efficiency and lower our cost structure by streamlining and integrating overhead from several acquisitions. Both closures are expected to be completed during the fourth quarter of fiscal 2005. The charges related to these closures are recorded in research and development expense. The activity for the three and nine months ended July 31, 2005 is as follows (in thousands):

	Three months ended July 31, 2005
	Workforce reduction and relocation costs	Facility- related costs	Other costs	Total
Balance at April 30, 2005	$232	$—	$—	$232
Charges	91	12	50	153
Cash payments	(207)	(12)	(50)	(269)

Balance at July 31, 2005	$116	$—	$—	$116

	Nine months ended July 31, 2005
	Workforce reduction and relocation costs	Facility- related costs	Other costs	Total
Balance at October 31, 2004	$—	$—	$—	$—
Charges	512	12	55	579
Cash payments	(396)	(12)	(55)	(463)

Balance at July 31, 2005	$116	$—	$—	$116

We expect to record the majority of additional charges related to the closures during the fourth quarter of fiscal 2005, with up to $100,000 in future years. We currently anticipate total additional charges as follows (in thousands):

Workforce reduction and relocation costs	$200
Facility-related costs	1,300
Other costs	50

$1,550

Our current estimate of total costs has decreased due to inclusion of future income from subleasing approximately 43% of the Ithaca facility and actual workforce reduction and relocation costs lower than initially estimated. Facility-related costs include $260,000 of leasehold improvements expected to remain with the Ithaca facility upon our exit. The facility-related costs are net of income on space that has been subleased and exclude the impact of potential future sublease income on the remaining available space that has not been subleased. We are continuing our efforts to sublease the remaining available space.

European shared services reorganization

In February 2005, we began a reorganization of our European operations to create a shared services center in Switzerland. The purpose of this reorganization is to improve our ability to meet our customers’ needs; centralize our administrative support functions and operating and financial controls; streamline our reporting; and improve our operating cost model by streamlining and integrating overhead from several acquisitions. The reorganization will impact administrative team members in our France and Germany offices, some of whom will be relocating elsewhere within the Company’s European operations. The reorganization is expected to be complete by the end of the calendar year. The charges related to the reorganization are recorded in general and administrative expense. The activity for the three and nine months ended July 31, 2005 is as follows (in thousands):

	Three months ended July 31, 2005			Nine months ended July 31, 2005
	Workforce reduction and relocation costs	Other costs	Total	Workforce reduction and relocation costs	Other costs	Total
Balance at beginning of period	$104	$—	$104	$—	$—	$—
Charges	220	—	220	324	—	324
Cash payments	—	—	—	—	—	—

Balance at July 31, 2005	$324	$—	$324	$324	$—	$324

We expect to record additional charges related to the reorganization during the fourth quarter of fiscal 2005. We currently anticipate total additional charges as follows (in thousands):

Workforce reduction and relocation costs	$230
Other costs	100

$330

Other

During fiscal 2001, we recorded a $2.3 million liability to reflect anticipated costs to exit a manufacturing and development site in Englewood, Colorado which was replaced by a larger facility in Englewood in fiscal 2002. These accrued costs represent our estimate of the net amount of lease payments related to unused capacity of the old facility. The activity for the three and nine months ended July 31, 2005 is as follows (in thousands):

	Three months ended July 31, 2005	Six months ended July 31, 2005
Balance at beginning of period	$330	$497
Cash payments	(81)	(248)

Balance at July 31, 2005	$249	$249

We believe the remaining accrual at July 31, 2005 is adequate to cover the cost of unused capacity in the facility through the end of the lease term in December 2006.

Liquidity and Capital Resources

The following table summarizes our statement of cash flows for the nine months ended July 31, 2005 and 2004 (in thousands):

	Nine months ended July 31,
	2005	2004
		(Restated)
Net cash flows provided by (used in):
Operating activities	$37,225	$24,150
Investing activities	(58,753)	(24,062)
Financing activities	(20,790)	(4,180)
Effect of exchange rate changes on cash and cash equivalents	(1,009)	285

Net decrease in cash and cash equivalents	$(43,327)	$(3,807)

During the first nine months of fiscal 2005, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, a decrease in inventories and an increase in deferred revenue, which were offset by an increase in service parts for maintenance. The decrease in inventories is primarily due to a reduction in finished goods held at third-party warehouses for certain OEM customers due to timing of sales. Increased deferred revenue is primarily the result of increased sales of service contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the service period. The increase in service parts for maintenance relates to maintenance of our growing installed base of products. During the first nine months of fiscal 2004, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, a decrease in accounts receivable and increases in accounts payable and deferred revenue, which were offset by increases in inventories and service parts for maintenance. Accounts receivable decreased primarily due to lower revenues. Inventories and accounts payable increased primarily due to an increase in raw materials to support our forecasted revenue. The increase in service parts for maintenance relates to maintenance of our growing installed base of products. Deferred revenue increased due to increased sales of service contracts.

Cash flows used in investing activities included proceeds from certain securities transactions, primarily the maturities of marketable debt securities of $171.2 million and $73.1 million for the first nine months of 2005 and 2004, respectively. During the first nine months of fiscal 2005 and 2004 these proceeds were offset by purchases of marketable securities of $222.2 million and $100.5 million, respectively, and investments in non-marketable securities of non-public technology businesses of $669,000 and $504,000, respectively. Purchases of property, plant and equipment were $11.6 million and $12.8 million during the first nine months of fiscal 2005 and 2004, respectively. Capital expenditures during the first nine months of fiscal 2005 were comprised primarily of computer hardware and software for our global information technology infrastructure and to support initiatives within our global services organization and tooling and equipment related to new product introductions. Capital expenditures during the first nine months of fiscal 2004 were comprised primarily of computer hardware and software to support initiatives within our global services and research and development organizations and tooling and equipment related to new product introductions. During the nine months ended July 31, 2005, we received proceeds of $4.5 million from the sale of our Böehmenkirch, Germany facility. During the nine months ended July 31, 2004, we received proceeds of $16.7 million from the disposal of assets held for sale, which primarily comprised inventory and leasehold improvements related to the Benchmark outsourcing agreement completed during the period.

With respect to cash flows provided by financing activities, during the first nine months of fiscal 2005 and 2004, we received proceeds from the issuance of common stock under our Stock Purchase Plan and the exercise of stock options of $2.0 million and $6.6 million, respectively. We repurchased $22.8 million and $9.5 million of our common stock during the nine months ended July 31, 2005 and 2004, respectively.

Our cash and cash equivalents totaled $51.4 million and $94.7 million at July 31, 2005 and October 31, 2004, respectively. At July 31, 2005, our cash and cash equivalents and marketable securities totaled $240.6 million, up from $232.9 million at October 31, 2004. Our working capital, the difference between current assets and current liabilities, was $267.0 million at July 31, 2005 compared to $281.4 million at October 31, 2004. The ratio of current assets to current liabilities was 3.5 to 1 at July 31, 2005 and 3.9 to 1 at October 31, 2004.

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

We will continue to evaluate possible acquisitions of, or investments in businesses, products or technologies that we believe are strategic, which may require the use of cash. In addition, we have made and expect to continue to make investments in companies with whom we have identified potential synergies or that we believe otherwise represent attractive investment opportunities.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies that involve significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended October 31, 2004 filed with the SEC on January 13, 2005. New critical accounting policies that involve significant judgments and estimates are disclosed below.

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

We are exposed to foreign currency exchange rate risk. The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $2.0 million decrease in income before provision for income taxes during the first nine months of fiscal 2005. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries. To hedge this exposure, we may enter into forward-currency exchange contracts from time to time. Such contracts provide for the exchange of one currency for another at an agreed-upon price at an agreed-upon settlement date. We had one such contract outstanding as of July 31, 2005 held by one of our European subsidiaries.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report, and they have determined that as of July 31, 2005 our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

During the three months ended July 31, 2005, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None.

(b) None.

(c) During the quarterly period ended July 31, 2005, ADIC repurchased shares of its common stock on the open market as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (May 1 to 31, 2005)	182,000	$6.74	182,000	4,818,000

Month #2 (June 1 to 30, 2005)	394,365	$7.45	394,365	4,423,635

Month #3 (July 1 to 31, 2005)	1,287,700	$7.81	1,287,700	3,135,935

Total	1,864,065	$7.63	1,864,065	3,135,935

(1)	Under ADIC’s stock repurchase program, ADIC’s management is authorized to determine, based on market conditions and other factors, whether it is advisable to repurchase ADIC common stock on the open market, and if so, to repurchase up to an authorized number of shares at the price determined by ADIC’s management. On May 12, 2004, the ADIC Board of Directors authorized ADIC to repurchase up to 5,000,000 shares of ADIC common stock. On May 18, 2005, after approximately 2 million shares had been repurchased under this authorization, the ADIC Board of Directors authorized increasing the repurchase authorization back up to 5,000,000 shares. This authorization was announced in ADIC’s Form 10-Q filed with the SEC on June 8, 2005. The authorization does not have an expiration date. Effective July 5, 2005, ADIC entered into a Rule 10b5-1 repurchase plan with a broker that allowed open-market repurchases of shares of ADIC common stock up to the remaining authorized amount during a period when ADIC would normally not be active in the market due to its internal trading blackout periods. The stock repurchases in July were effected pursuant to the Rule 10b5-1 plan, which expired on August 22, 2005.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index on page 29 below.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: September 8, 2005	/s/ PETER H. VAN OPPEN
Peter H. van Oppen, Chair and Chief Executive Officer (Principal Executive Officer)

Dated: September 8, 2005	/s/ JON W. GACEK
Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations (Principal Financial and Accounting Officer)