Form 10-K
period 2005-10-31
ADVANCED DIGITAL INFORMATION CORP
filed 2006-01-17
CIK 770403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2005

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

Common Stock

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant is $406,131,145 as of April 30, 2005, based on the closing sale price of such stock on the Nasdaq National Market on that date.

There were 61,475,863 shares of common stock outstanding as of December 15, 2005.

The information requested by Items 10, 11, 12, 13 and 14 of Part III, to the extent not set forth herein, is incorporated by reference to the proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held on March 15, 2006.

PART I

Item 1.	Business

This Form 10-K, including the following discussion and analysis, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by references to future events, circumstances, results or actions. They often contain words such as “expect,” “anticipate,” “intend,” “believe,” “may,” “will,” “could” or “should” or similar expressions and variations of these words. Readers are cautioned not to place undue reliance on these forward-looking statements because all forward-looking statements are inherently uncertain and outside our control as they relate to future events. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that may subsequently arise.

A number of factors could cause our actual results to differ materially from those contained in the forward-looking statements. They include changes in global economic and political conditions; seasonal trends; our lack of backlog; increased competition and pricing pressures; our need to continually develop successful new products; uncertain results of research and development spending; reliance on tape technology for a substantial portion of our revenue; our strategy to extend products and services beyond the tape library market; our dependence on a limited number of global suppliers and contract manufacturers; our concentration of manufacturing in one location; our reliance on indirect sales channels and OEM sales; product liability risks; claims of infringement or other risks relating to development and use of intellectual property; the performance of our investments in other entities; our ability to retain key personnel; ongoing service obligations; our expectation that the adoption of SFAS 123R will have a material impact on our results of operations; international operations; regulatory compliance and foreign currency fluctuations. The foregoing list of factors is not exhaustive. You should carefully consider these factors and other uncertainties and potential events described in the Risk Factors section of this Annual Report on Form 10-K and other documents filed from time to time with the SEC.

Company Overview

ADIC® is a leading provider of Intelligent Storage™ solutions for the open systems marketplace. We design, market, sell and support specialized hardware and software products that help a broad range of business and governmental organizations store, manage, access and protect their large-scale data more effectively. IT departments face increasingly complex data storage problems that can no longer be solved efficiently by purchasing more low-cost commodity products or adding raw capacity. Recognizing this fact, we apply innovative technologies to provide management and automation leverage so that our customers can solve their data storage problems more easily and make more effective use of their digital assets and human resources. ADIC is a Washington corporation and was incorporated in 1984.

Industry Background

Information technology departments in businesses and government offices face an expanding set of problems with storing their data. Digitization has become nearly universal, with a variety of information now relying on digital format as its primary form. This phenomenon applies to business-critical records of all kinds, including documents, images and communications, as well as to the actual products of entire industries, including rich media production services and television broadcasting. Intensifying the impact of this data wave is the rise of broadband communications and the ease of copying and moving records among users and sites. With a single mouse click, multiple copies of the same file—a picture, a presentation, a video clip, a spreadsheet—are sent to servers around the world, and copied over and over again.

The net effect is a rapid increase in the total amount of data being stored and managed, an increase that may outpace any change in fundamental business activity. The data storage requirements of virtually every company increase year after year, whether or not the business is growing.

Adding to the complexity of the data-management task are regulatory and economic issues. Virtually every company has regulatory requirements from different organizations that recognize the critical value of this data and that mandate both its long-term preservation and rapid access. Different industries are affected by different regulations, and the interpretation of requirements is not always straightforward; however, organizations of all types recognize the significance of storing and protecting their data over time. At the same time, IT organizations find themselves under pressure to increase operational efficiencies by doing more with the same, or reduced, staff levels. IT departments have come to expect that every year they will face the problem of how to manage more data, in more places.

This situation makes it very difficult for many companies to continue to operate in the ways they had in the past, and it drives a rapidly increasing need for value-add solutions aimed to solve storage problems.

Part of the solution can be found in new technologies associated with storage and with information management:

•	Flexible, lower cost, open system client-server platforms using UNIX, Linux and Windows operating systems are replacing mainframe environments.

•	Storage media, both fixed and removable, have been developed to provide more capacity and different kinds of capacity at lower cost.

•	Data transmission transports, including Fibre Channel and Internet Protocol, have been applied to storage solutions.

•	New networking techniques designed specifically for storage have developed, including Storage Area Networks (SANs) and Network Attached Storage (NAS).

Each of these technologies, however, can also have the effect of creating additional adoption and integration tasks for IT departments under pressure to keep up with the growth of data and the requirements to manage it. Technologies alone, especially in their early phases, cannot provide the operating leverage that is achieved with a comprehensive data management solution.

Strategy

Our strategy is to design and develop increasingly sophisticated and innovative hardware and software solutions that help organizations handle the widespread surge in digital data—enabling them to store, manage, access and protect their data more effectively and efficiently. To do this, we develop and acquire core intellectual property and use the resulting technology to provide organizations with the ability to surmount their data management challenges more intelligently and control their digital assets with more ease and transparency.

Maintaining independence from any one tape, disk or other storage format continues to be a key strategic tenet, allowing us to take advantage of innovative storage format developments. Because we focus on providing complete solutions, our products may include a variety of storage types, including various tape formats, magnetic disk, optical or emerging technologies, combined with our proprietary connectivity and management features. Heterogeneous support of open systems platforms is also an important differentiating feature, and we remain committed to creating software and hardware solutions designed to work in these open systems (UNIX, Linux and Windows) environments.

We deliver integrated data management and storage through multiple sales channels to customers that range from mid-size businesses to Fortune 500 companies. Selection and development of these sales channels is based on their ability to access end user customers and help us meet customer needs. We typically sell our newest, most innovative products through our ADIC branded channels and utilize OEM channels to deliver more established, higher volume products to broader markets.

Products

Our principal products fall broadly into three categories: automated tape libraries, disk-based backup solutions and data management software. These three product categories, in combination with related offerings from our global services group, define the vast majority of our business. Our software expertise, in addition to providing ADIC with a strong independent business aimed primarily at vertical markets with very large scale data requirements, also serves to provide management technology that helps to differentiate our hardware-based solutions from competitors.

Automated Tape Libraries

Our tape libraries are high capacity innovative storage solutions. Our libraries substantially increase the value associated with commodity tape drives by integrating them into a full system using a combination of automation technology, advanced connectivity and effective management tools. These library solutions are primarily used to back up networked data in open systems environments that deploy UNIX, Linux or Windows servers, and they integrate several tape drive technologies from different suppliers. Today, the preferred tape drive choices are linear tape open, or LTO, and digital linear tape, or DLT/SDLT, technologies. In each of 2001 through 2004 Gartner Dataquest named ADIC the world’s largest supplier of automated tape systems using the drive technologies noted above.

Our automated tape libraries range in size from easy-to-use desk-top units suitable for a small office to storage networking solutions that can protect the largest data center. A typical entry-level unit contains one or two tape drives and up to 24 cartridges, whereas our large enterprise-class libraries can contain up to hundreds of drives and thousands of cartridges.

For mid-range and enterprise customers, we offer two families of iPlatform™ libraries, the Scalar® i2000™ and Scalar i500™, both of which are supported by a common, integrated software management approach called the iLayer™. Together, these libraries offer intelligent backup for systems as small as a terabyte and as large as multiple petabytes. They are designed to deploy managed connectivity technology to help the libraries improve the performance and reliability of backup in SANs. Their innovative monitoring, alerting and diagnostic technology has been shown to reduce service calls, shorten issue resolution time and reduce the time users spend managing backup. Their scalability technologies allow users to expand the capacity of their libraries as their data grows. The iPlatform libraries were the first in the industry to support an important new standard for managing storage resources (the Storage Management Initiative Specification, SMI-S), and they were designed to integrate easily with disk backup products, including our Pathlight® VX solutions.

Disk-Based Backup Solutions

In the first quarter of fiscal 2004, we introduced the first in a series of integrated hardware solutions—the Pathlight series—that expanded our list of supported storage media by leveraging the recent availability of low-cost ATA commodity disk products. This disk technology has the potential to make data protection more effective, but that effectiveness cannot be accomplished by commodity-level products alone. All of our Pathlight series products use integrated disk storage resources as part of high value-added data protection solutions. The products are designed to combine the disk resources with management software, advanced connectivity technology and other hardware systems including tape storage systems in a single, integrated data protection solution. The Pathlight series is designed to significantly expand the range of integrated technologies in a way that leverages our core intellectual property and that can be delivered and serviced by our existing channel partners, sales and marketing and technical support structure.

The inaugural product in this series, Pathlight VX, is a backup and restore solution that integrates disk into the backup process while allowing users to retain their investments in existing tape-based data protection products and procedures. Pathlight VX integrates disk and tape into a combined solution. It leverages ATA disk technology to enhance backup performance and give it RAID (Redundant Array of Independent Disk) fault tolerance, and it uses tape technology, using tape libraries from us or other suppliers, to provide enterprise scalability, secure long-term data retention and reduced costs. Pathlight VX’s embedded management allows users to apply lifecycle management technology to their backup data for lower administrative costs and enhanced data protection.

Data Management Software

Our data management software helps businesses with large-scale data needs to benefit from workflow efficiencies, storage consolidation and archive management. Designed for open system computing environments, our data management software products allow multiple applications to rapidly access a single data set, increasing productivity and maximizing storage utilization. They also transparently migrate information based on business value, reducing storage costs while providing embedded data protection. For more than five years, more than 1,000 organizations within rich media production and broadcast, Federal government and science and engineering have utilized our data management software to derive more value from their data while controlling costs. Many of these customers now rely on our software as their cornerstone technology.

Designed for data-intensive SAN environments, our flagship software solution is StorNext®, data management software that reduces the time and total cost of managing data for end users with large data sets and challenging distribution environments. It provides shared access to data across different operating systems and storage platforms. Based on user-defined policies, StorNext provides automated movement of data between different tiers of storage. The result is a scalable, high-performance data management solution that is designed to optimize the use of SAN storage while ensuring the long-term safety and recoverability of data.

Global Services

Our global services strategy is an integral component of our total customer solution. Service is typically a significant purchase factor for customers considering data management and storage solutions, and our ability to provide comprehensive service and support can provide us with a noteworthy competitive advantage. In addition, we believe that our ability to retain long-term customer relationships and secure repeat business is frequently tied directly to our service capabilities and performance.

Through the combined use of new technology and traditional service components, we believe we can most effectively meet the dynamic support needs of our customers. iSurety™ is our comprehensive suite of services designed to best meet our customers’ requirements for product support. iSurety services include iLink™, our new remote service feature; Customer Service Center, our expanded web support capability; and Online Service Request, an enhanced online service request tool that includes access to an extensive knowledge base, allowing customers to perform basic troubleshooting themselves. We continue to provide conventional support capabilities such as technical support and on-site services. However, our extensive use of technology and innovative, built-in product intelligence allows us to scale our global services operations more efficiently than purely traditional models, where adding human resources is typically the primary option.

We continue to emphasize our global services infrastructure and technology investment as we scale to meet the needs of our expanding installed base. We are currently able to provide service to customers in 180 countries, supported by 24-hour, multi-language technical support centers located in North America, Europe and Asia. We provide our customers with warranty coverage ranging from three months to three years on our products. Customers with high availability requirements may also purchase additional service to extend the warranty period, obtain faster response times, or both. We offer this additional support coverage at a variety of response levels, up to 24-hours a day, seven-days-a-week, 365-day-a-year, for customers with stringent high-availability needs.

Sales and Marketing

We deploy a comprehensive sales, marketing and support infrastructure to address our domestic and international target markets. We rely on multiple channels to reach end user customers, ranging in size from small businesses to government agencies and large, multinational corporations. We emphasize technical expertise and experience selling higher-value solutions to enterprise-level hardware and software customers within our sales force. Our products are sold under both the ADIC brand name and under the names of various OEM customers.

ADIC Branded Sales Channels

For our ADIC branded products we utilize value-added resellers (VARs), direct marketing resellers and distributors. We also sell directly to certain large entities and governmental agencies. We maintain and operate a sales force from our headquarters in Redmond, Washington, regional offices in Paris, London and Munich, as well as numerous smaller field sales offices throughout North America, Europe and Asia. Additionally, we have a reseller agreement with EMC Corporation pursuant to which EMC sells ADIC-branded tape libraries.

A large portion of ADIC-branded products are sold in conjunction with VARs who work closely with our sales force to sell our products to corporate and governmental customers. These enterprise-focused VARs generally provide some level of pre- and post-sales support for the end user customer. Typically, the VARs specialize in providing data storage and networking solutions for end users with larger data centers that require higher levels of system architecture services. We primarily partner with VARs for the sale of our larger, enterprise-class libraries including the Scalar i2000 and Scalar 10K™ and our ATA disk and standalone software solutions that leverage our proprietary technology.

We have relationships with a number of distributors who offer our products to local VARs or, in some countries, directly to end users. We believe international markets represent an attractive growth opportunity and continue to expand the scope of our international sales efforts by actively engaging additional international distributors and resellers.

OEM Relationships

We sell our products to several OEM customers who generally resell our products under their own brand name and typically assume responsibility for product sales, end user service and support. These OEM relationships enable us to reach end users not served by our direct sales force or our other distribution channels. They also allow us to sell to select geographic or vertical markets where specific OEMs have exceptional strength. We maintain ongoing discussions with numerous OEMs, including leading systems suppliers, regarding opportunities for our products. Our OEM relationships for hardware include Dell, Inc., Fujitsu-Siemens Computers, IBM Corporation and Sun Microsystems, Inc. We primarily sell our entry-level, lower-margin products through our hardware OEMs. Software OEMs include Cray, Hewlett-Packard Company and Grass Valley Group. For fiscal 2005, OEM sales represented 39% of our revenue. Total sales to Dell and IBM, which include OEM sales as well as sales of ADIC branded product to these customers, totaled 22% and 16%, respectively, of sales in fiscal 2005.

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

Fulfillment models vary, but generally require maintaining an inventory of OEM product in third party logistics centers near the OEM’s manufacturing or distribution facility. In these relationships, we generally maintain title to products until those products leave the third party logistics location. Service support differs widely from one OEM to another. We provide support ranging from repair and replacement to 24-hour fast exchange to on site service support for our mid-range and enterprise-class products.

End Users

End users of our products represent a wide variety of industries, including the technology, financial/services, commercial/industrial and telecommunications/entertainment industries, and range from mid-size businesses to Fortune 500 companies. The table below lists representative end users of our products:

Technology	Financial/Services	Commercial/Industrial	Telecommunications/Entertainment
Cray	Abbey National	3M Health Information Systems	Alltel
Dell	Bank of China	Albany International Corp.	BBC (British Broadcasting Co)
Fujitsu Siemens	CIT Group, Inc.	British Petroleum	BT Group PLC
Hewlett-Packard	Citibank	ChevronTexaco Corp.	Cingular Wireless
IBM	Clifford Chance	Corporate Express	Deutsche Telekom
Microsoft	Corio, Inc.	DHL	France Télécom
Oracle Corporation	Deutsche Bank	Ford Motor Company	MCI
SAP	Ernst & Young	Harley-Davidson	Nokia
Siemens	Fidelity Investments	Johnson & Johnson	Sprint PCS
Sony	JPMorgan Chase & Co.	MapInfo Corp.	T-Mobile
Sun Microsystems	Knights of Columbus	Shell	The Walt Disney Company
Yahoo!	North American Health Plans	Sony	Time Warner Inc.
Turner Broadcasting System
Verizon Communications

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

Information Technology and Infrastructure

We emphasize continuous improvement of our internal business systems and global information technology infrastructure. All of our key business systems are integrated on a single platform designed to provide scalable processes and support of our global functions. We collaborate with several key business partners to integrate business-to-business communication platforms into our technology infrastructure that are designed to increase the efficiency of critical transactional processes. Recent initiatives include developing a centralized order management and logistics system for our European subsidiaries designed to streamline internal processes and enhance customer service. Other recent initiatives include developing additional on-line service request help functionality to support our growing customer installed base, implementing an automated remote diagnostic service platform to enhance customer service and additional synchronization of our global Enterprise Resource Planning and Customer Relationship Management systems.

Manufacturing and Suppliers

We have a manufacturing facility in Colorado operating under ISO 9001 certification. Our Scalar i2000 and Scalar 10K tape libraries and our Pathlight VX disk-based products are manufactured at this facility. Our manufacturing strategy for these product lines is to perform product assembly, integration and testing, leaving component and piece-part manufacturing to our strategic suppliers. As a result of this manufacturing strategy, the cost of our compliance with environmental laws has not required material capital expenditures.

In addition to our own manufacturing facility, we also rely on third-party contract manufacturers to build our entry-level to mid-range libraries, including our FastStor®, Scalar 24™, Scalar 100™ and Scalar i500 product lines, as well as some of our management and connectivity appliances. In 2005, we continued to expand our manufacturing relationship with Benchmark Electronics, Inc, who manufactures some of our entry-level and mid-range product lines. We developed the Scalar i500 leveraging Benchmark’s new product introduction process and experience. We believe our strategy to outsource the manufacture of our entry-level and mid-range products and our expanding relationship with Benchmark provides our customers the highest product quality at the lowest possible price and results in ongoing operational improvements. We also depend on third-party manufacturers to supply us with magnetic tape drives, optical disk drives and other storage devices that we incorporate into our products. We do not have long-term purchase commitments with any of our significant suppliers.

In August 2005, we entered into an agreement with Tandberg Data ASA, a Norwegian manufacturer and distributor of entry-level tape automation data storage products, to design, develop and manufacture certain entry-level products that we expect will complement our product line through our own sales channels. We entered into this agreement to remain active in the market for entry-level products, but in a way that permitted us to dedicate our own resources to focus on developing technologically sophisticated products.

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

Research and Development

Our research and development teams have developed multiple generations of ADIC storage products, platforms and software. It is our strategy to continue significant investment in research and development both to expand our product offerings and to continue innovating in existing product areas. We are focusing these investments on differentiating technology with increasingly greater software content. Our efforts depend on the integration of multiple engineering disciplines to generate products that competitively meet or exceed market needs in a timely fashion. Our new product development is frequently stimulated by the availability of an enhanced or more cost-effective storage capacity device, the emergence of new storage protocols and evolving end user requirements. We are constantly evaluating alternative technologies that can be incorporated into our products and provide us a competitive advantage. We identify and define new products based on their ability to meet a perceived market need in a rapidly evolving field. Our sales, marketing, product development, engineering, supply chain and global services organizations all contribute to the process of identifying and implementing advances in technology.

Time and investment requirements for new product development tend to be significant, in terms of hardware engineering, firmware engineering and the development of tooling for manufacturing. Wherever feasible, we work toward developing software and hardware components that can be used across multiple platforms. Examples of this in our product groups are the use of portions of our StorNext software code in the Pathlight family of disk products and the leveraging of the storage networking controller (SNC®) connectivity products across much of our library product line.

Our research and development expenses totaled $42.5 million, $37.9 million and $40.6 million for fiscal 2005, 2004 and 2003, respectively. In connection with certain business combinations, we have recorded, and may in the future record, charges for acquired in-process research and development. These charges represent acquired technology that has not reached technological feasibility and has no alternative future use. The fiscal 2005 numbers also include costs for consolidation of our Ithaca, New York and Santa Clara, California research and development facilities into our Colorado facility. While we remain generally committed to a distributed research and development model, we anticipate that this consolidation will yield both innovation and efficiency benefits in certain product development areas.

Competition

Our products compete in the market for open systems data storage solutions. The market is characterized by rapidly changing technology, short product lifecycles, evolving standards and aggressive pricing. Barriers to entry in the market are relatively low. Key competitive factors are technology, performance, reliability, breadth of product line, distribution strength, product availability and price, as well as customer service, including technical and sales support. Our ability to compete more effectively in customer service and other areas of scale has increased.

With respect to our tape automation products, we primarily compete for reseller and end user business with IBM, Sun Microsystems, Hewlett-Packard and Quantum Corporation as well as indirectly with companies such as BDT Products Inc., Overland Storage, Inc., NEC Corporation and several others who supply or manufacture similar products under OEM or outsourcing relationships. During 2005, Sun Microsystems purchased a former competitor, Storage Technology Corporation. Consolidation in the industry is changing market dynamics and may impact the competitive landscape.

Our virtual tape disk-based protection solutions compete with disk-based storage and management products sold by Hewlett-Packard, IBM, Sun Microsystems, EMC and Network Appliance, Inc. Our StorNext software products compete with products from IBM, Sun Microsystems, Cray and others.

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

We have an agreement with IBM to license part of IBM’s tape automation technology, and we also have a worldwide patent cross-licensing agreement with IBM covering our respective patent portfolios in the area of storage.

Environmental Compliance

We are subject to federal, state, local and international environmental laws and regulations. Compliance with these laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position.

During 2004, the European Union finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flame-retardants. During 2005, member nations undertook legislation for the application of WEEE and RoHS within their borders. Not all member countries have finalized their laws as of the end of 2005, and many countries that have finalized laws are just beginning to implement their processes. To comply with the WEEE directive, we will be responsible for financing operations for the collection, treatment, disposal and recycling of past and future covered products within those countries in which we operate. To comply with the RoHS directive, we have identified alternatives for certain components used in our products and are in the process of altering certain aspects of our product designs. Future years may bring additional implementation requirements, such as the expiration of current exemptions, and we may need to substantially alter product designs and locate alternate suppliers for critical components used in those products. We continue to evaluate the potential impact that compliance with WEEE and RoHS may have on our results of operations and financial and competitive position.

Team Members

As of October 31, 2005, we had 1,109 full-time team members, including 275 in sales and marketing, 211 in engineering and research and development, 308 in global services (which includes professional services, service operations, systems engineering and technical support), 200 in manufacturing and operations and 115 in finance, general administration and management. In addition to our full-time team members, we also utilize temporary labor in the United States and other locations around the world. None of our North American team members is covered by collective bargaining agreements. We consider our relations with our team members to be good.

Our future success depends on our ability to attract and retain key team members. Competition for highly skilled technical, sales and management personnel can be intense. We have a large number of open positions for which we are actively recruiting. In the future we may not be successful in retaining our existing team members or in attracting additional qualified team members.

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

Our Financial Results May Be Materially Affected By Our Strategy to Grow from a Company Primarily Focused on Tape Library Technologies to One Able to Sell and Support Software, Disk and Advanced Tape-Based Solutions.    The market for data storage solutions, including automated tape libraries, disk-based data protection solutions and storage management software, is intensely competitive and characterized by rapidly changing technology and evolving standards. To succeed in this market, we believe that we must continue our strategy of developing storage solutions and products of increasing technical sophistication, including software and disk-based products, and enhance our capacity to support and market more advanced solutions. As part of this strategy, we dramatically ramped up our research and development during the past several years, although in fiscal 2004, research and development decreased moderately primarily due to the timing of new product introductions and lower incentive compensation expense. In fiscal 2005 we continued to increase sales and marketing expenses as we increased the skill of our internal sales force and reach of our branded sales channels. We experienced an expected reduction in sales of low-margin, entry-level OEM products. We are focusing our efforts on replacing such entry-level sales with sales of higher-margin, enterprise class branded and OEM products. We have seen signs of success of this strategy; however, we cannot predict how long it will take to completely implement our strategy, and we cannot provide assurance that we will ultimately execute our strategy successfully or that our strategy will provide us with a sustainable competitive advantage in the market for data storage solutions.

Our Quarterly Revenues and Operating Results May Fluctuate for a Number of Reasons.    Our quarterly operating results have varied in the past and are likely to vary significantly in the future due to several factors, including:

•	general economic conditions affecting enterprise spending for information technology;

•	increased number and diversity of available data back-up and archive storage alternatives resulting in delays to customer decision-making cycles;

•	size and timing of significant customer orders;

•	shifts in product or distribution channel mix;

•	increased competition and pricing pressure, timing of new product announcements and releases by us or our competitors;

•	new product developments by storage device manufacturers, including cost and performance of ATA disk drive products;

•	recognition of losses or gains from our strategic and other equity investments;

•	changes in the rate of growth in the data storage market;

•	market acceptance of new and enhanced versions of our products;

•	performance of key suppliers and availability of key components;

•	timing and levels of our operating expenses;

•	gain or loss of significant customers;

•	currency fluctuations and variations in effective tax rates;

•	changes in accounting rules, such as recording expenses for employee stock option grants and changes in tax accounting principles.

The other risk factors identified in this section in more detail, such as seasonality, may also cause our quarterly operating results to fluctuate. Operating results in any period should not be considered indicative of the results investors can expect for any future period. We cannot assure you that past quarterly results will be indicative of future results or that we will be profitable in any future period. Any unfavorable change in the factors described above or any other factors could adversely affect our operating results for a particular quarter.

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

Because We Operate with Little Backlog, Our Operating Results Could Be Adversely Affected If We Do Not Accurately Anticipate Future Sales Levels.    Historically, we have operated with little order backlog and, due to the nature of our business, we do not anticipate having significant backlog in the future. Consequently, a large portion of our revenue in each quarter results from orders placed during that quarter. Because of the relatively large dollar size of orders from our OEMs and our concentrated customer base for ADIC-branded products, delay in the placing of a small number of orders by a small number of purchasers could negatively affect our operating results for a particular period. Our operating expense levels are, in the short term, largely fixed and are based, in part, on expectations regarding future revenue. Thus, our operating results could be disproportionately and adversely affected if we do not receive the expected number of orders in a given quarter and our revenue falls below our expectations.

Competition in the Open Systems Storage Solutions Market May Lead to Reduced Market Share and Adversely Affect Our Revenues.    The market for open systems data storage solutions is intensely competitive and characterized by rapidly changing technology, short product cycles, evolving standards and aggressive pricing. These conditions could render our products less competitive or obsolete and could harm our business, financial condition and ability to market our products as currently contemplated. Because we offer and are developing a broad range of open systems storage solutions, including automated tape libraries, disk-based data protection solutions and software, our competitors differ depending on the product format and performance level (e.g., entry-level, mid-range or enterprise class). Several of our competitors have greater financial, technical, manufacturing, marketing and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may develop products and technologies that are less expensive or technologically superior to our products. In addition, our competitors may manufacture and market their products more successfully than we do our products.

Our Products, Especially Our Smaller Automated Libraries, and Our Services Face Pricing Pressure That Could Result in Declining Prices and Reduced Profits.    There is significant price competition in the markets in which we compete, especially in the market for our entry-level automated libraries and for product-related service, and we believe that pricing pressures are likely to continue. Some competitors may reduce prices of entry-level library products in order to preserve or gain market share, and certain competitors who are also manufacturers of tape drives, may leverage their access to and pricing of drives to improve their competitive position. Service contract revenues are also under pressure for competitive reasons, and margins are likely to be compressed. To successfully compete, we must be able to manage our product component and design costs and maintain a high level of efficiency in our service organization. Pricing pressures, and our potential inability to manage related costs, could result in significant erosion in revenues, reduced gross profit margins and loss of market share, which could negatively affect our business, financial condition and operating results.

The Storage Device Market is Characterized By Rapid Technological Evolution, and Our Success Depends on Our Ability to Develop Successful New Products.    The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. The data storage market is particularly subject to change with the emergence of new communication protocols and other new storage technologies and solutions, as well as the introduction of products and technologies that provide similar functionality to existing products and technologies but at dramatically reduced price points. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

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

Our Increased Research and Development Spending May Not Yield Results That Justify the Costs Incurred.    In 2005 we substantially increased our research and development spending over 2004. We expect to continue significant investment in research and development for the development of new, more technologically advanced products and enhancements of our current product lines. The market for data storage solutions and products is rapidly evolving, and we cannot be assured that our research and development efforts and investments will succeed in providing us with new or upgraded products that are competitive. If these programs are not successful, our increased investment in research and development will not yield corresponding benefits to us.

We Rely on Tape Technology for a Substantial Portion of Our Revenue.    We derive a significant majority of our revenue from products that incorporate some form of tape technology, including LTO and DLT/SDLT, and we expect to continue to derive a substantial amount of revenue from these products for the foreseeable future. As a result, our future operating results significantly depend on the continued availability and market acceptance of products employing tape drive technology. Tape products have a competitive advantage over disk-based storage on the basis of price. The price of disk storage continues to decrease rapidly, however, due to increased competition and lower costs resulting from new disk drive technologies such as ATA disk. If products incorporating disk or other technologies gain comparable or superior market acceptance and competitive price advantage, our business, financial condition and operating results would be adversely affected unless we successfully develop and market products incorporating the new technology.

We Depend on a Limited Number of Increasingly Global Suppliers for Key Parts, Components and Storage Capacity Technologies; Some of Our Suppliers Are Also Our Competitors.    We rely on a limited number of third-party manufactures to supply us with parts and components used in our products, and our supply chain extends around the world. In addition to the usual business risks associated with a concentrated supply chain, we have increased exposure to natural or weather disruptions and political or economic disturbances occurring in countries or regions outside the United States based on our worldwide supply chain. We do not possess proprietary magnetic tape drive, optical disk, high-density disk or other storage capacity technologies incorporated into our products, so we rely on a limited number of third-party suppliers for those devices. In many cases, specific versions of storage capacity devices are available only from a single manufacturer, who sometimes markets its own data storage products to compete with ours. They may be able to leverage their low-cost access to the components to price their products more competitively than we can. At times, manufacturers of storage capacity technologies have been unable to meet demand for their products and have had to allocate quantities of devices among their customers. It is possible that, in the future, a drive or other device technology we incorporate into our products will be subject to allocation or that we will otherwise be unable to obtain it in the quantities we desire, which would adversely affect our ability to manufacture and sell products incorporating that drive or technology. We do not have long-term contracts with any of our significant suppliers. The partial or complete loss of any of our suppliers could result in significant lost revenue, added costs and production delays or may otherwise harm our business, financial condition, operating results and customer relationships.

We Depend on Contract Manufacturers For Certain Products and Components.    We are increasing our reliance on third party contract manufacturers. We currently utilize contract manufacturers to manufacture our entry-level and mid-range workgroup tape automation library products and some of our management and connectivity products, as well as various components and sub-assemblies of virtually all of our products. From time to time, our contract manufacturers and component suppliers have in the past been, and may in the future be, unable to meet our supply needs, including our needs for timely delivery, high quality and adequate quantity. As a result of our increased reliance on contract manufacturers, we may not be able to be as flexible as we have been in the past in responding to specific quantity, feature and other requests from our OEM partners and other customers. Further, some of our suppliers have experienced financial difficulties. If component shortages occur, or if we experience quality problems with contract manufacturers or component suppliers, shipments of products could be significantly delayed or costs significantly increased, and as a result, our revenues and operating results could be materially and adversely affected. In addition, we utilize only a single source for many components and sub-assemblies, which magnifies the risk of future shortages. Although our agreements with our contract manufacturers do not typically include minimum volume commitments or exclusivity provisions, as a practical matter it is frequently very disruptive and time consuming to change suppliers, and therefore our business, financial condition, operating results and customer relationships could be materially adversely affected if any of our significant suppliers failed to meet our supply requirements.

We recently entered into an agreement with Tandberg Data ASA that requires Tandberg to design, develop and manufacture certain entry-level automated library products that we plan to distribute through our sales channels. Our success with respect to the entry-level automated library market will depend significantly on Tandberg’s ability to design, develop and manufacture quality products that we can offer through our channels at competitive prices. A failure by Tandberg to provide us with such products could adversely affect our ability to compete effectively in this market segment.

We Rely Heavily on our Manufacturing Facility in Englewood, Colorado; An Interruption of Business at the Facility Could Have Material Adverse Consequences on our Financial Results.    All of our Scalar i2000 and Scalar 10K tape libraries and our Pathlight VX disk-based products are manufactured at our leased facility in Englewood, Colorado. If this facility were to become incapable of manufacturing products for any reason, we may be unable to fulfill orders, and we may lose revenue and customers. We carry business interruption insurance on the facility to cover lost revenue and profits for up to three months of downtime. This insurance, however, would not cover all possible situations affecting operation of the facility nor would it cover all out-of-pocket expenses for repairs necessary to resume operations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them in a timely manner.

We Rely Heavily on Indirect Sales Channels to Market and Sell Our Branded Products; Therefore, the Loss of or Deterioration in our Relationship with One or More of our Resellers or Distributors Could Negatively Affect Our Operating Results.    We sell the majority of our branded products to value-added resellers, or VARs, and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end users, and to distributors such as Ingram Micro, Tech Data and others. We also have a growing relationship with EMC through which EMC and ADIC work together to make available ADIC branded products that complement EMC’s product offerings. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Certain of our contracts with our distributors contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise-class libraries, and the revenue associated with the on-site service of those libraries, are somewhat concentrated in specific customers, including government agencies and government-related companies. Our operating results could be adversely affected by any number of factors including:

•	a change in competitive strategy that adversely affects a reseller’s willingness or ability to distribute our products;

•	the reduction, delay or cancellation of orders or the return of a significant amount of products;

•	the loss of one or more of such resellers; or

•	any financial difficulties of such resellers that result in their inability to pay amounts owed to us.

We Expect to Continue to Focus on OEM Sales and Could Be Adversely Affected if Our OEM Sales Efforts Are Not Successful.    We rely on OEMs such as Cray, Dell, Fujitsu-Siemens, Hewlett-Packard, IBM and Sun Microsystems to sell our products under the OEM’s brand. For fiscal 2005, OEM sales represented 39% of our revenue. Total sales to Dell and IBM, which include OEM sales as well as sale of ADIC branded product to these customers, were 22% and 16%, respectively, of our sales in fiscal 2005. OEMs typically conduct substantial and lengthy evaluation programs before certifying a new product for inclusion in their product line. We may be required to devote significant amounts of financial and human resources to these evaluation programs with no assurance that our products will ever be selected. In addition, even if selected by the OEM, there generally is no requirement that the OEM will purchase any particular amount of product or that it will refrain from purchasing competing products. We do not have purchase commitments from our OEMs, and a reduction in the level of sales from this channel could significantly impact revenue. Further, OEM sales typically feature lower profit margins than we have obtained in the past through our other distribution channels. If any of the OEMs decide not to continue to purchase our products, our business, financial condition and operating results may be harmed.

We May Not Realize Returns on Our Investments in Sales and Marketing.    In each of the last three years, we have increased our spending on sales and marketing in both the U.S. and in our European and other international markets as part of our strategy to expand our sales and service channels to support new product offerings and improve market penetration with our more complex enterprise-level hardware products and with our software products. Our focus on increasing sales of these more complex hardware and software products has required us to upgrade our sales force to include team members with more technical expertise as well as more experience selling to this level of customer. Further, the sales of these more complex hardware and software products to large enterprises tend to have a longer sales cycle than sales of our mid-range and entry-level products. If our strategy of investing in this sales channel does not yield results through greater penetration of this large enterprise target market and through increased software sales, our business and results of operations will be adversely affected.

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

Additionally, we expect that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, assumption of indebtedness and/or rights to purchase stock. Dilution to existing shareholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions. Dilution may occur if the earnings from such acquisitions do not exceed associated interest and other charges. We may also incur charges from the completion of acquisitions, such as the expense of in-process research and development or severance or other charges arising from the integration of the businesses. Any such charges could materially and adversely affect our results of operations, and dilution from such acquisitions could materially and adversely affect the price of our stock.

We May Not Be Able to Effectively Manage Any Future Growth and We May Not Fully Realize Expected Benefits of Reorganizations.    We have experienced rapid growth in the past and anticipate continued growth in the future. This growth has resulted in, and may possibly create in the future, additional capacity requirements, new and increased responsibilities for management personnel, the need to hire additional personnel, the need to open new offices in other international locations, added pressures on our operating and financial systems and, on occasion, the need to reorganize our operations to realize operating efficiencies and cost savings. Our facilities, personnel and operating and global information systems may not be sufficient to manage and sustain our future growth, and additional growth may detract from our ability to respond to new opportunities and challenges quickly. We may not be able to fully realize the benefits of operating reorganizations. If we are unable to manage growth effectively and realize the benefits of operating reorganizations, our business, financial condition and operating results could be materially negatively affected. In addition, to the extent expected revenue growth does not materialize, increases in our operating expenditures that are based on anticipated revenue growth could harm our financial results.

Risks Associated with International Operations May Adversely Affect Our Business.    We have significant sales to customers outside the United States and believe that international sales will continue to represent a large portion of our revenue. In addition, we have used in the past and expect to continue to use in the future, contractors outside the U.S. for certain product development and manufacturing work. Our international operations, product development, manufacturing and our sales to customers outside the United States subject us to a number of risks, including:

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

We May Face Liability Associated with the Use of Products and Processes on Which Patent Ownership or Other Intellectual Property Rights Are Claimed.    Although we are not currently directly involved in any intellectual property litigation or proceedings, we may become involved in intellectual property litigation or proceedings in the future. We are now subject to claims or inquiries regarding our alleged unauthorized use of a third party’s intellectual property and we may become subject to similar claims in the future. Patent holders in particular have become increasingly active, both directly and through licensing agents, in asserting patents against companies like ours that develop and distribute technologically sophisticated products. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology from or to others or require us to cease marketing or using certain products, any of which could negatively affect our business, financial condition and operating results. If we are required to seek licenses under patents or proprietary rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could harm our business, financial condition and operating results.

In addition, certain products or technologies acquired or developed by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge. Certain open source software licenses, however, require users of the open source software to license to others any software that is based on, incorporates or interacts with, the open source software under the terms of the open source license. Although we endeavor to comply fully with such requirements, third parties could claim that we are required to license larger portions of our software than we believe we are required to license under open source software licenses. If such claims were successful, they could adversely impact our competitive position and financial results by providing our competitors with access to sensitive information that may help them develop competitive products. In addition, our use of open source software may harm our business and subject us to intellectual property claims, litigation or proceedings in the future because:

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

Fluctuating Foreign Currency Valuations May Adversely Impact Our Profitability.    Currently, approximately 58% of our total international sales are denominated in U.S. dollars, and fluctuations in the value of foreign currencies relative to the U.S. dollar could therefore make our products less price competitive. The remaining portion of our international sales are denominated in foreign currencies, primarily the euro and the British pound sterling. A decrease in the value of a relevant foreign currency in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Furthermore, the expenses of our international subsidiaries are denominated in their local currencies. Because we currently engage in only limited foreign currency hedging transactions, our operating results could be adversely affected by movement in foreign currency exchange rates.

A Number of Key Personnel Are Critical to the Success of Our Business.    Our future success depends in large part on our ability to retain certain key executives and other personnel, some of whom have been instrumental in establishing and maintaining strategic relationships with key suppliers and customers. We do not have any employment agreements with our U.S. team members, except for change of control agreements with our officers and certain key team members and agreements with a few other personnel related to expatriate assignments. Our future growth and success will depend in large part on our ability to hire, motivate and retain highly qualified management, technical, operations and sales and marketing personnel. We may not be able to retain our existing personnel or attract additional qualified personnel in the future. In addition, companies in our industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified personnel, and such claims could result in litigation. We also periodically have other employment-related claims asserted against us. Regardless of the merits of any of these claims, we could incur substantial costs in defending ourselves against these claims.

We have historically granted employee stock options as a way of attracting and retaining key personnel. Beginning in fiscal 2006, we will adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004)” which requires, among other things, that compensation expense be recorded for new and existing partially-vested grants of stock options. The amount of the expense depends on the fair market value of the option at the time of grant. The adoption of SFAS 123R will reduce operating income or increase operating losses, and to the extent we continue to grant stock options to key personnel, may significantly impact operating income. The requirement to expense stock options could also affect our ability to grant stock options in the future which may, in turn, negatively affect our ability to attract and retain key personnel.

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

Investments in Equity Securities May be Subject to Write-Downs in the Future or to Market Risk.    We hold equity interests in private companies and limited partnership interests in private technology venture limited partnerships. Our equity interests in private companies are accounted for on a cost basis and are adjusted for other than temporary impairments. These investments are speculative in nature and can become valueless if the companies we invest in are not able to profitably achieve their business plans or if they are not able to obtain adequate funding to do so. We have in the past and may in the future incur impairment losses on our current investments or investments that we may make in the future, which would have an adverse effect on our profitability and financial condition. For our interests in private technology venture limited partnerships, we record equity investment gains or losses equal to our pro rata share of the limited partnership’s income or loss. To date, we have recorded approximately $1.6 million in net losses on these partnership interests, and we may record further losses in the future on these interests or others that we obtain, which would have an adverse effect on our profitability and financial condition. Additionally, these losses are primarily based on the general partner’s estimates of the fair value of non-marketable securities held by the partnership and are subject to the inherent uncertainty associated with the valuation of securities for which there is no public market.

In addition, we may make investments from time to time in public companies. We did so in 2005 when we made an investment of 1.3 million shares of Overland Storage, Inc. Valuations of investments in publicly traded companies are subject to fluctuation based on the market prices. Declines in valuations of our investments in public companies could negatively affect our profitability and financial condition.

We Have Antitakeover Provisions in Place That Make It More Difficult for a Third Party to Acquire Us.    We have provisions in our articles of incorporation and bylaws, and are subject to certain provisions of Washington law, each of which could have the effect of rendering more difficult or discouraging an acquisition of ADIC that is deemed to be undesirable by our board of directors. These include provisions:

•	authorizing our board of directors, without any action by the shareholders, to issue up to 4 million shares of preferred stock with voting, liquidation, dividend and other rights and preferences superior to those of our common stock;

•	establishing that directors are elected for three-year terms; and

•	limiting the liability of, and providing indemnification to, our directors and officers.

We have also adopted a shareholder rights plan involving the issuance of preferred stock purchase rights designed to protect our shareholders from abusive takeover tactics by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board and are subject to certain provisions in the Washington business combination statute, which prevents some shareholders from engaging in certain business combinations with us without approval of our board of directors, and a Washington law provision that permits shareholders to act by written consent only if such consent is unanimous. These provisions, alone or together, may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price and the voting and other rights of the holders of common stock.

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

We May be Materially Affected by the WEEE and RoHS Directives.    The European Union has finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flame-retardants. In order to comply with the WEEE directive, we will be responsible for financing operations for the collection, treatment, disposal and recycling of past and future covered products. In order to comply with the RoHS directive, we may need to substantially alter product designs and/or find alternate suppliers for critical components used in those products. Because the specific legal requirements have not been finalized in most EU countries and because we have yet to fully assess the ramifications to our products, we are presently unable to reasonably estimate the amount of any costs that we may incur in order to comply with WEEE and RoHS. We cannot provide any assurance that compliance with WEEE and RoHS will not have a material adverse effect on our financial condition or results of operations.

We May Be Materially Affected By Global Economic and Political Conditions.    In recent periods, adverse economic conditions in the United States and throughout the world economy adversely affected our sales levels. Through 2004 and into 2005, we experienced lower than anticipated sales volumes, which we attribute in part to general economic uncertainties and resource constraints of our customers due to the implementation of many new regulatory requirements, including the internal financial controls requirements under Section 404 of the Sarbanes-Oxley Act. If general economic conditions fail to improve or continue to worsen, we may experience a material adverse impact on our revenues, operating results and financial condition. A prolonged continuation or worsening of adverse economic conditions may require us to re-evaluate our strategy of investing in research and development and sales and marketing, or to take other actions to reduce the cost of sales and operating expenses in future periods. Any such future actions could result in special charges or adversely affect our long-term competitive position. Further, we may be unable to reduce the cost of sales and operating expenses at a rate and level consistent with such future adverse sales environment, which would have an adverse effect on our results of operations and financial condition. Unstable global political conditions may also materially affect our financial condition and results of operations. Terrorist attacks or acts of war could disrupt our operations significantly as well as the operations of our customers, suppliers and sales channels.

We May Identify Material Weaknesses in our Internal Controls in the Future and Continue to Incur Substantial Expenditures in Connection with the Sarbanes-Oxley Act of 2002.    Beginning fiscal 2005, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and rules adopted thereunder by the Securities and Exchange Commission, we are required to include in our annual report a report of management on the company’s internal control over financial reporting. The independent registered public accounting firm auditing our financial statements is also required to attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. In January 2005, our independent registered public accounting firm reported to our Audit Committee a matter involving internal controls which our independent registered public accounting firm considered to be a material weakness in our financial reporting process, as defined by the Public Company Accounting Oversight Board in Auditing Standard No. 2. We addressed this weakness and our evaluation of internal controls did not identify any material weaknesses in our internal controls over financial reporting at October 31, 2005. Although no material weaknesses were reported at October 31, 2005, we are required to continually evaluate our internal controls and, in the future, we may identify material weaknesses in our internal controls over financial reporting. If we fail to maintain adequate internal controls, our business and results of operations could be harmed and we might not be able to provide reasonable assurance as to our financial results or meet our reporting obligations. In addition, we expended significant resources in fiscal 2005 in order to comply with the requirements of Section 404 in particular, and Sarbanes-Oxley in general, and we will likely continue to expend substantial amounts in the future. These expenditures may make it difficult for us to control or reduce the growth of our operating expenses, which could adversely affect our financial results.

Item 2.	Properties

We lease a facility in Redmond, Washington of approximately 65,000 square feet to house our corporate headquarters and our primary marketing, sales, research and development and global services organizations. Additionally, we lease two facilities located in Englewood, Colorado. The larger facility of 148,000 square feet is used for research and development, manufacturing operations and additional service operations. In early fiscal 2002, as a result of our move to the larger facility, we vacated a portion of the other 86,000 square foot Englewood facility. The lease on the vacated Englewood facility expires in December 2006. We are leasing approximately 77,000 square feet of a facility we previously owned in Böehmenkirch, Germany where we primarily perform service operations. We lease facilities for research and development in Richardson, Texas and Burnsville, Minnesota. We vacated a research and development facility located in Ithaca, New York in September 2005 which we will continue to lease until the lease expires in August 2011. We lease additional facilities throughout the United States, Asia and Europe for our regional sales offices and customer service and support personnel. Our operating leases have terms ranging from fiscal 2006 through 2014.

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

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol “ADIC.” As of January 9, 2006, there were approximately 492 shareholders of record. The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq National Market.

	High	Low
Fiscal Year 2005:
1st Quarter	$10.980	$8.650
2nd Quarter	$11.250	$6.760
3rd Quarter	$8.440	$6.450
4th Quarter	$9.630	$7.710
Fiscal Year 2004:
1st Quarter	$19.790	$12.150
2nd Quarter	$18.390	$10.370
3rd Quarter	$10.880	$7.500
4th Quarter	$10.100	$8.280

We have not paid any cash dividends on our common stock during the past two fiscal years, and we do not anticipate that we will pay cash dividends on shares of our common stock in the foreseeable future.

During the quarterly period ended October 31, 2005, we repurchased shares of our common stock on the open market as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (August 1 to August 31, 2005)	12,300	$7.98	12,300	3,123,635
Month #2 (September 1 to September 30, 2005)	—	$—	—	3,123,635
Month #3 (October 1 to October 31, 2005)	—	$—	—	3,123,635

Total	12,300	$7.98	12,300	3,123,635

In May 2002, our board of directors announced a stock repurchase program, and in May 2004, the number of total shares available for repurchase was increased to 5 million shares. In May 2005, after approximately 2 million shares had been repurchased under this authorization, the board of directors authorized increasing the repurchase authorization back up to 5 million shares. The authorization does not have an expiration date. In July 2005, we entered into a Rule 10b5-1 repurchase plan that allowed open-market repurchases of common stock during a period when we normally would not be active in the market. Our shares repurchased during the fourth quarter of fiscal 2005 were repurchased pursuant to the Rule 10b5-1 plan.

Item 6.	Selected Consolidated Financial Data

In the table below, we provide our selected historical consolidated financial data. We have prepared this information using our consolidated financial statements for the five years ended October 31, 2005. The information below for the year ended October 31, 2001 includes the results of Pathlight Technology, Inc., which was acquired May 11, 2001, for the entire period because it was a business combination accounted for as a pooling-of-interests. It is important to read this selected historical consolidated financial data along with our historical annual financial statements and related notes included in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Amounts are presented in thousands, except for per share data.

	Fiscal Years Ended October 31,
	2005	2004	2003	2002	2001
Consolidated Statements of Operations:
Revenue	$454,178	$454,819	$423,998	$337,599	$364,681
Cost of revenue	315,115	325,588	292,121	245,832	258,893
Pathlight acquisition costs	—	—	—	—	4,109

Gross profit	139,063	129,231	131,877	91,767	101,679
Operating expenses:
Sales and marketing	66,597	64,836	57,777	48,307	43,704
General and administrative	25,886	24,242	24,015	23,172	19,960
Research and development	42,493	37,925	40,609	32,230	27,763
Crossroads settlement costs	—	—	—	—	16,974
Acquisition expenses	—	—	—	1,475	8,837

Operating profit (loss)	4,087	2,228	9,476	(13,417)	(15,559)
Other income	6,030	3,365	6,035	11,864	38

Income (loss) before income taxes	10,117	5,593	15,511	(1,553)	(15,521)
Provision (benefit) for income taxes	(4,156)	(2,142)	3,020	(3,113)	(4,181)

Net income (loss)	$14,273	$7,735	$12,491	$1,560	$(11,340)

Basic net income (loss) per share	$0.23	$0.12	$0.20	$0.03	$(0.19)

Diluted net income (loss) per share	$0.23	$0.12	$0.20	$0.02	$(0.19)

	As of October 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$131,554	$94,695	$91,451	$96,191	$128,774
Marketable securities	121,025	138,238	109,738	86,649	51,402
Working capital	283,024	281,361	279,545	231,679	257,415
Total assets	496,087	475,030	450,157	398,629	398,862
Long-term debt, excluding current portion	—	—	967	984	1,170
Shareholders’ equity	359,898	363,898	354,338	328,226	329,968

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our operating performance improved in fiscal 2005, as evidenced by increases in net income and operating income of 85% and 83%, respectively, on essentially flat revenues compared to fiscal 2004. Additionally, we generated $48.6 million in cash from operations during fiscal 2005. During the fourth quarter of fiscal 2005, we reported both record total revenue and revenue from branded customers. Sales to branded customers were strong throughout the year, increasing 16% for the full year and 26% during the fourth quarter of fiscal 2005 compared to the same periods in fiscal 2004. This growth in revenue from branded customers is primarily attributable to increased sales of our technologically sophisticated enterprise products, particularly the Scalar i2000, and increased service revenue. The strong branded revenues were offset by a reduction in OEM revenue resulting from an anticipated decline in the sales of certain lower-margin entry-level products. We believe our current OEM relationships are stable as evidenced by a relatively consistent level of OEM sales over the past three quarters. In November 2005, we announced the first customer shipments of our new Scalar i500 mid-range library, which will be sold to both branded and OEM customers.

Gross profit increased to 31% in fiscal 2005 from 28% in fiscal 2004, primarily due to an increase in the proportion of product sales to branded customers and improved service margins. Gross profit during the fourth quarter of fiscal 2005 was at its highest level since the second quarter of fiscal 2003. Our investment in sales and marketing increased in fiscal 2005 to expand our sales team and further develop sales channels and skills to support our technologically evolving product lines. Research and development expenses also increased in fiscal 2005 due largely to new product development and charges associated with closing our Ithaca, New York and Santa Clara, California facilities. Our general and administrative expenses increased during fiscal 2005 due in large part to professional services fees related to our first year of Sarbanes-Oxley Section 404 compliance and to support ongoing tax and business strategy planning. We generated an income tax benefit in fiscal 2005 as a result of tax planning strategies and the resolution of tax contingencies related to achieving successful tax audit results. We expect that our long-term tax rate will be closer to, but lower than, statutory rates due to expected research and development tax credits, tax-exempt interest and net foreign tax benefits.

We expect to continue to make investments in research and development and sales and marketing in order to remain competitive and to solidify our market position as a provider of intelligent storage solutions. We have made advances in transforming our business from one that has historically been primarily focused on tape libraries to one with a broad portfolio of technologies and channels necessary to support software, disk and tape-based solutions in the rapidly evolving backup and archive storage markets. We believe our ability to serve broader markets with enterprise-level products and software and to develop technologically sophisticated, higher-margin branded products to replace entry-level products that become commoditized and subject to increasing price pressure at the OEM level will be key to our future success. In addition, we view a comprehensive global service and support offering as an integral component of our strategy and our total customer solution. In order to meet customer needs, the offerings of our global services group not only include the standard activities needed to ensure successful selection and on-going support of products, but are also directly coupled with meeting dynamic customer requirements and innovative product design that can help minimize the need for conventional service. Service infrastructure and technology investment have been, and are expected to continue to be, major priorities, as we scale to meet our organizational growth and the needs of our expanding installed base. We believe continued investment in sales and marketing and research and development is required in order to successfully penetrate new markets, reach new customers and expand our offerings.

In addition to reinvesting our available cash in our business, we expect to continue making targeted investments in promising, innovative enterprises, either directly or indirectly such as through private technology venture limited partnerships. Historically, we have concentrated our investments in technologies that are closely related to our strategic focus. Going forward, we expect to explore broadening our investment parameters to include alternative investments. Such investments may encompass a wider range of businesses and technologies than we have concentrated on in the past, but offer an attractive opportunity to enhance the returns we earn on our investable cash.

The competition in our industry is strong and we must work to reduce the cost of our existing products and integrate new technologies while retaining high quality standards and reliability. We have outsourced the production of our entry-level products, our new mid-level product and a portion of the repair of these products to third parties to allow us to take advantage of our suppliers’ economies of scale in component purchasing, manufacturing test and other areas associated with production and service of our higher volume, lower margin products. Our cost reduction efforts also include reorganization of our research and development and European operations as further described below.

In February 2005, we announced plans to close our research and development facilities in Ithaca, New York and Santa Clara, California. The purpose of these closures was to optimize efficiency and lower our cost structure by streamlining and integrating overhead from several acquisitions. The closures were completed during the fourth quarter of fiscal 2005, and during fiscal 2005 we recorded $1.8 million of charges related to these closures in research and development expense.

Also in February 2005, we began a reorganization of our European operations to create a shared services center in Switzerland. The purpose of this reorganization was to improve our ability to meet our customers’ needs; centralize our administrative support functions and operating and financial controls; streamline our reporting; and improve our operating cost model by streamlining and integrating overhead from several acquisitions. The reorganization will impact administrative team members, some of whom will be relocating within our European operations. The reorganization is expected to be complete by the second quarter of fiscal 2006. During fiscal 2005, we recorded $454,000 of charges related to the reorganization in general and administrative expense.

In May 2005, we completed a sale-leaseback transaction for our facility in Böehmenkirch, Germany, where we perform service operations for several products. We sold the facility for $4.5 million, and the total gain on this sale was approximately $3.2 million, $2.5 million of which was recorded during the 2005 fiscal year. The remaining gain has been deferred and will be recognized over the term of our lease with the purchaser.

In August 2005, we entered into an agreement with Tandberg Data ASA, a Norwegian manufacturer and distributor of entry-level tape automation data storage products, to design, develop and manufacture certain entry-level products that we expect will complement our product line through our own sales channels. We entered into this agreement to remain active in the market for entry-level products, but in a way that permitted us to dedicate our own resources to the strategy described above focusing on developing technologically sophisticated products.

During the first quarter of fiscal 2006, we will begin recording the fair value of our share-based compensation in our financial statements in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” For stock awards outstanding as of October 31, 2005, we anticipate recording stock compensation expense of $4.0 million during fiscal 2006, ranging from $662,000 to $1.4 million per quarter. Option grants in subsequent periods may increase non-cash compensation expense recorded in cost of revenue and operating expenses.

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

During fiscal 2005, we began presenting revenue and cost of revenue separately for products and services because our annual service revenue exceeded 10% of our total revenue for the first time. We have made a corresponding reclassification in the Consolidated Statements of Operations for fiscal 2004 and 2003. The following discussion and analysis gives effect to the reclassification.

Fiscal Year 2005 Compared to 2004

The following table presents our results of operations for fiscal 2005 and 2004. Percentage of revenue data is stated as a percentage of total revenue, except for product and service cost of revenue, which is stated as a percentage of the applicable revenue type (in thousands, except for percentages):

	Fiscal Years Ended October 31,
	2005		2004
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
Product	$398,527	88%	$409,371	90%
Service	55,651	12%	45,448	10%

	454,178	100%	454,819	100%

Cost of revenue:
Product	274,702	69%	290,660	71%
Service	40,413	73%	34,928	77%

	315,115	69%	325,588	72%

Gross profit	139,063	31%	129,231	28%

Operating expenses:
Sales and marketing	66,597	15%	64,836	14%
General and administrative	25,886	6%	24,242	5%
Research and development	42,493	9%	37,925	8%

	134,976	30%	127,003	28%

Operating profit	4,087	1%	2,228	0%

Other income (expense):
Interest income	5,465	1%	2,503	1%
Gain (loss) on securities and investment transactions, net	(59)	0%	73	0%
Gain on assets held for sale	2,549	1%	—	0%
Foreign currency transaction gains (losses), net	(1,452)	0%	1,114	0%
Other	(473)	0%	(325)	0%

	6,303	1%	3,365	1%

Income before benefit for income taxes	10,117	2%	5,593	1%
Benefit for income taxes	(4,156)	(1)%	(2,142)	0%

Net income	$14,273	3%	$7,735	2%

Percentage columns may not add due to rounding.

Revenue.    Product revenue includes sales of hardware and software data storage solutions, as well as installation and professional services related to these products. Service revenue includes revenue derived from contracts for field support provided to our branded customers and not otherwise included in the base price of the product. Product revenue decreased 3% during fiscal 2005 compared to fiscal 2004. This decrease is the net result of lower sales to OEM customers, which decreased 18% from fiscal 2004, offset in large part by an increase in branded product revenues. The reduction in OEM revenue resulted from an anticipated decline in the sale of certain lower-margin entry-level products. The increase in branded product sales is primarily due to increased sales of our branded

Scalar i2000 libraries. Service is a growing element of our business, with service revenues increasing 22% during fiscal 2005 primarily due to growth in our installed base of products at branded customers.

Total revenue was relatively flat between fiscal 2005 and fiscal 2004. Fiscal 2005 revenue was the net result of lower sales to OEM customers largely offset by growth of branded product sales and service revenues as described above. Total branded product and service revenue increased 16% during fiscal 2005. ADIC branded revenues represented 61% of sales in fiscal 2005 compared to 53% in fiscal 2004. Revenue from OEM customers comprised 39% of sales in fiscal 2005 compared to 47% in fiscal 2004. During fiscal 2006, we expect branded revenues as a percentage of sales to continue to increase as we maintain greater focus on enterprise-level products and software. We anticipate sales of our new Scalar i500 mid-range product, with its enterprise-class, differentiated technologies, will contribute to both branded and OEM revenues in fiscal 2006.

Dell and IBM, our two largest customers, accounted for fiscal 2005 revenues of $99.7 million (22%) and $71.6 million (16%), respectively, and comprised fiscal 2004 revenues of $109.9 million (24%) and $96.4 million (21%), respectively. Sales outside the United States accounted for 35% of our revenue in both fiscal 2005 and 2004.

Gross Profit.    Gross profit was 31% of revenue for fiscal 2005 compared to 28% of revenue for fiscal 2004. Gross profit margins depend on a number of factors, including channel and product mix, fixed infrastructure costs, price competition and tape drive costs. The increase in gross profit as a percentage of revenue in fiscal 2005 compared to fiscal 2004 is primarily a result of an increase in the proportion of product sales to our branded customers with lower sales to OEM customers and improved service margins. Branded customers typically purchase higher margin products. Product margin increased to 31% for fiscal 2005 from 29% for fiscal 2004. Service margin was 27% for fiscal 2005 as compared to 23% for the prior year. Service margin has been volatile quarter to quarter as the costs are relatively small and service revenues and costs do not always move in concert as the business grows. However, we have experienced an overall trend of improving service margins on an annual basis resulting from increasing utilization rates of our global services personnel and parts infrastructure. In fiscal 2006, we expect gross margin will be positively impacted by our product and channel mix. We continue to execute our strategy of changing our product mix by focusing on higher margin sales and increasing sales of our newer, more technologically sophisticated products that include elements of our proprietary storage management software and connectivity technology. We anticipate service margin will continue to be somewhat volatile quarter to quarter as the business continues to grow.

Sales and Marketing Expenses.    Sales and marketing expenses increased in absolute dollars and as a percentage of revenue during fiscal 2005 compared to fiscal 2004. The increase is primarily the result of increased labor costs as we have added headcount as part of our continued efforts to expand our sales channels in order to penetrate new markets, reach new customers and to support new product offerings. During fiscal 2006, we expect sales and marketing expenses to increase as we continue to grow the ADIC branded business by expanding our sales force to acquire customers and expand channels for sales of branded products.

General and Administrative Expenses.    General and administrative expenses increased in absolute dollars and as a percentage of revenue during fiscal 2005 compared to fiscal 2004. The increase in general and administrative expenses is largely due to higher professional services fees related to our first year of Sarbanes-Oxley Section 404 compliance in fiscal 2005 and to support ongoing tax and business strategy planning. During fiscal 2005, we recorded $454,000 in expenses related to a reorganization of our European operations. We expect general and administrative expenses to increase modestly during fiscal 2006, primarily due to the recording of stock compensation expense.

Research and Development Expenses.    Research and development expenses increased in absolute dollars and as a percentage of revenue during fiscal 2005 compared to fiscal 2004. The increase in research and development expenses during fiscal 2005 is largely due to higher material and prototype costs associated with product development efforts for products released in November 2005 and $1.8 million in reorganization costs associated with the closure of the Ithaca, New York and Santa Clara, California research and development facilities. We anticipate lower research and development spending during fiscal 2006, decreasing expenditures on traditional library products while emphasizing advanced solutions including our StorNext software and PVX disk appliance products. We believe the recent consolidation within our research and development operations will yield both innovation and efficiency benefits in certain product development areas. Further, we believe the potential for growth in the market for storage solutions affirms our investment in research and development.

Other Income (Expense).    Other income (expense) primarily consists of interest income, a gain on assets held for sale and net foreign currency transaction gains and losses. The increase in interest income in fiscal 2005 is primarily the result of higher average cash and investment balances during the year in addition to higher interest rates received on those balances. During the second half of 2005, we recorded a gain of $2.5 million related to the sale and leaseback of our facility in Böehmenkirch, Germany. The total gain on this sale was approximately $3.2 million. The remaining gain has been deferred and will be recognized over the term of our lease with the purchaser. Our foreign currency transaction losses in fiscal 2005 are primarily the result of the dollar strengthening against the euro during the year while our foreign currency transaction gains in fiscal 2004 were due to a generally weaker dollar against the euro. Our net foreign currency transaction gains and losses are impacted by fluctuations in the currency markets, which can cause this number to vary significantly year over year. In fiscal 2006, we expect interest income to increase due to the growth in our cash and marketable securities balances. Net foreign currency transaction gains and losses will be driven by prevailing market conditions.

Benefit for Income Taxes.    In fiscal 2005 and 2004 we had an effective tax benefit of 41% and 38%, respectively, although we had income before benefit for income taxes of $10.1 million and $5.6 million, respectively. The tax benefit in fiscal 2005 reflects a benefit from income taxes primarily due to resolution of various domestic tax audits. The remainder of the tax benefit in fiscal 2005 is comprised of our credit for research and development spending, our extraterritorial income exclusion and non-taxable interest income. The tax benefit in fiscal 2004 reflects the tax benefits of our credit for research and development spending, our extraterritorial income exclusion, non-taxable interest income and resolution of a tax contingency related to the favorable outcome of tax audits that have been concluded. The effective tax benefit is not expected to be sustainable as future tax benefits will not grow as rapidly as the statutory tax expense due to resolution in fiscal 2005 of cyclical audits. It is reasonable to anticipate that our fiscal 2006 tax rate will be closer to, but lower than, statutory rates due to expected research and development tax credits, tax-exempt interest and net foreign tax benefits.

Fiscal Year 2004 Compared to 2003

The following table presents our results of operations for fiscal 2004 and 2003. Percentage of revenue data is stated as a percentage of total revenue, except for product and service cost of revenue, which is stated as a percentage of the applicable revenue type (in thousands, except for percentages):

	Fiscal Years Ended October 31,
	2004		2003
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
Product	$409,371	90%	$390,727	92%
Service	45,448	10%	33,271	8%

	454,819	100%	423,998	100%

Cost of revenue:
Product	290,660	71%	264,934	68%
Service	34,928	77%	27,187	82%

	325,588	72%	292,121	69%

Gross profit	129,231	28%	131,877	31%

Operating expenses:
Sales and marketing	64,836	14%	57,777	14%
General and administrative	24,242	5%	24,015	6%
Research and development	37,925	8%	40,609	10%

	127,003	28%	122,401	29%

Operating profit	2,228	0%	9,476	2%

Other income (expense):
Interest income	2,503	1%	2,198	1%
Gain on securities and investment transactions, net	73	0%	2,722	1%
Foreign currency transaction gains, net	1,114	0%	1,569	0%
Other	(325)	0%	(454)	0%

	3,365	1%	6,035	2%

Income before provision (benefit) for income taxes	5,593	1%	15,511	4%
Provision (benefit) for income taxes	(2,142)	0%	3,020	1%

Net income	$7,735	2%	$12,491	3%

Percentage columns may not add due to rounding.

Revenue.    Total revenue increased 7% during fiscal 2004 from fiscal 2003. The increase was primarily due to higher sales to both branded and OEM customers. Branded revenues increased in all major geographical markets in fiscal 2004 compared to fiscal 2003. ADIC branded revenues represented 53% and 52% of sales in fiscal 2004 and 2003, respectively. Revenue from OEM customers comprised 47% and 48% of sales in fiscal 2004 and 2003, respectively. OEM sales growth was primarily due to increased sales of products introduced within the prior two years. Product revenue increased 5% during fiscal 2004 compared to fiscal 2003, also due to higher sales to both branded and OEM customers. Service revenue increased 37% during fiscal 2004 from fiscal 2003 primarily due to growth in our installed base of products at branded customers.

Dell and IBM accounted for fiscal 2004 revenues of $109.9 million (24%) and $96.4 million (21%) and fiscal 2003 revenues of $103.3 million (24%) and $96.1 million (23%). Sales outside the United States accounted for 35% of revenue in both fiscal 2004 and 2003.

Gross Profit.    Gross profit was 28% of revenue for fiscal 2004 compared to 31% of revenue for fiscal 2003. The decrease in gross profit as a percentage of revenue in fiscal 2004 compared to fiscal 2003 was primarily a result of decreased product margins, offset in part by increased service margins. Product margin was 29% for fiscal 2004 compared to 32% in fiscal 2003, primarily due to lower than expected sales volumes of branded enterprise products which caused growth in our fixed costs to outpace our product revenue growth. Service margin was 23% for fiscal 2004 compared to 18% for fiscal 2003 reflecting greater growth of service revenues relative to costs of expanding our service infrastructure.

Sales and Marketing Expenses.    Sales and marketing expenses increased in absolute dollars during fiscal 2005 compared to fiscal 2004. The increase was primarily the result of increased labor costs as we added headcount as part of our continued efforts to expand our sales channels in order to penetrate new markets, reach new customers and to support new product offerings.

General and Administrative Expenses.    General and administrative expenses were relatively flat, increasing 1% in fiscal 2004 compared to fiscal 2003.

Research and Development Expenses.    Research and development expenses decreased in absolute dollars and as a percentage of revenue during fiscal 2004 compared to fiscal 2003. Two primary factors contributed equally to the decrease in fiscal 2004 research and development expenses. The first was lower material costs in fiscal 2004 associated with product development efforts due to the timing of product introductions. The second was a reduction in incentive compensation expenses recorded in fiscal 2004 compared to fiscal 2003 when the Company met certain incentive compensation targets. An increase in depreciation and other facilities costs offset approximately one-half of these decreases.

Other Income (Expense).    Other income (expense) primarily consists of interest income, net foreign currency transaction gains and net gain on securities and investment transactions. The increase in interest income in fiscal 2004 was primarily the result of higher average cash and investment balances during the year. Our net foreign currency transaction gains are impacted by fluctuations in the currency markets. In fiscal 2004, we recorded equity investment losses of $799,000 that reflected a reduction in the fair value of investments related to our $5 million fiscal 2000 commitment to participate in a private technology venture limited partnership. These losses represent our pro rata share of the limited partnership’s net loss, which is primarily based on the general partner’s estimates of the fair value of non-marketable securities held by the partnership and, to a lesser extent, realized gains and losses from the partnership’s disposal of securities. In both years, securities gains primarily related to the conversion of one of our investments in a private company to cash and marketable equity securities, and the subsequent receipt of additional shares under earnout and escrow provisions and the sale of those securities.

Provision (Benefit) for Income Taxes.    In fiscal 2004 we had an effective tax benefit of 38% and in fiscal 2003 we had an effective tax expense of 19%. The tax benefit in fiscal 2004 reflects the tax benefits of our credit for research and development spending, our extraterritorial income exclusion, non-taxable interest income and release of a tax contingency related to the favorable outcome of completed tax audits. As a result of our modest income in 2003, taxes paid in various federal, state and international jurisdictions moderately exceeded the tax benefits related to the three items described above, reflecting a relatively low tax expense.

Exit Costs

Research and Development Facility Closures.    In February 2005, we announced plans to close our research and development facilities in Ithaca, New York and Santa Clara, California. The purpose of these closures was to optimize efficiency and reduce our cost structure by streamlining and integrating overhead from several acquisitions. Both facilities were abandoned and the closures were completed during the fourth quarter of fiscal 2005. The charges related to these closures are recorded in research and development expense. The activity for the year ended October 31, 2005 is as follows (in thousands):

	Workforce Reduction and Relocation Costs	Facility-Related Costs	Other Costs	Total
October 31, 2004	$—	$—	$—	$—
Charges	529	1,182	58	1,769
Cash payments	(529)	(19)	(58)	(606)
Noncash adjustments	—	(254)	—	(254)

October 31, 2005	$—	$909	$—	$909

The Santa Clara lease concluded in September 2005 and did not impact the facility-related exit costs. We accrued the net present value of the remaining lease payments for the Ithaca facility. Approximately 45% of the space in Ithaca has been subleased through the remaining lease term of August 2011, and approximately 7% of the space has been subleased through November 2008. The net present value of the subleases reduced the accrual for the remaining lease payments. Noncash adjustments include an asset impairment loss of $247,000 for the write-off of fixed assets in the Ithaca facility. The remaining equipment at these facilities was transferred to other ADIC locations.

Substantially all expected costs related to these facility closures were accrued during fiscal 2005. We do not expect any significant additional costs in fiscal 2006 or future years. The $1.8 million in exit costs is lower than our initial estimate primarily due to the inclusion of future income from subleasing approximately 52% of the Ithaca facility and lower actual workforce reduction and relocation costs. Our initial estimate, included on our Form 8-K filed with the SEC on February 4, 2005, ranged from $2.1 million to $4.0 million, excluding potential sublease income.

European Shared Services Reorganization.    In February 2005, we began a reorganization of our European operations to create a shared services center in Switzerland. The purpose of this reorganization is to improve our ability to meet our customers’ needs; centralize our administrative support functions and operating and financial controls; streamline our reporting; and improve our operating cost model by streamlining and integrating overhead from several acquisitions. The reorganization will impact administrative team members, some of whom will be relocating elsewhere within our European operations. The reorganization is expected to be complete by the second quarter of fiscal 2006. The charges related to the reorganization are recorded in general and administrative expense. The activity for the year ended October 31, 2005 is as follows (in thousands):

	Workforce Reduction and Relocation costs	Other Costs	Total
October 31, 2004	$—	$—	$—
Charges	454	—	454
Cash payments	—	—	—

October 31, 2005	$454	$—	$454

We expect to record additional charges related to the reorganization during the first half of fiscal 2006. We currently anticipate total additional charges as follows (in thousands):

Workforce reduction and relocation costs	$200
Other costs	25

$225

Other.    During fiscal 2001, we recorded a $2.3 million liability to reflect anticipated costs to exit a manufacturing and development site in Englewood, Colorado which was replaced by a larger facility in Englewood in fiscal 2002. These accrued costs represent our estimate of the net amount of lease payments related to unused capacity of the old facility. The activity for the years ended October 31, 2005, 2004 and 2003, is as follows (in thousands):

	2005	2004	2003
Balance at beginning of period	$497	$1,008	$1,641
Cash payments	(332)	(511)	(633)

Balance at end of period	$165	$497	$1,008

We believe the remaining accrual of $165,000 at October 31, 2005 is adequate to cover the cost of unused capacity in the facility through the end of the lease term in December 2006.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for fiscal 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Net cash flows provided by (used in):
Operating activities	$48,644	$31,679	$16,019
Investing activities	8,178	(26,434)	(27,044)
Financing activities	(19,051)	(2,658)	5,067
Effect of exchange rate changes on cash and cash equivalents	(912)	657	1,218

Net increase (decrease) in cash and cash equivalents	$36,859	$3,244	$(4,740)

In fiscal 2005, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, an increase in deferred revenue and a reduction of inventories, partially offset by an increase in accounts receivable. Deferred revenue increased primarily due to increased sales of hardware service contracts and software maintenance contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the contract period. Deferred revenue continues to be a significant contributor to our cash flow generation. The reduction in inventories was also due to strong sales during the fourth quarter, drawing down inventory levels. In particular, our finished goods inventories decreased 47% compared to the prior year. Accounts receivable increased primarily due to increased sales in the fourth quarter and the timing of collections from customers.

During fiscal 2004, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, an increase in deferred revenue and a decrease in accounts receivable, which were offset by increases in service parts for maintenance and inventories. Deferred revenue increased due to increased sales of hardware service contracts and software maintenance contracts and certain software licenses that require deferral under generally accepted accounting principles. Accounts receivable decreased primarily due to the timing of collections from customers. The increase in service parts for maintenance relates to the support of our growing installed base of products. Inventories increased primarily due to an increase in raw materials to support new products and customers.

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

Cash flows provided by (used in) investing activities included proceeds from certain securities transactions, primarily the maturities of marketable debt securities and sale of marketable equity securities of $279.8 million, $86.0 million and $84.5 million for fiscal 2005, 2004 and 2003, respectively. These proceeds were offset by purchases of marketable securities of $261.5 million, $113.7 million and $96.8 million during fiscal 2005, 2004 and 2003, respectively, and $776,000, $692,000 and $500,000 of investments in non-marketable securities of non-public technology businesses during the same respective periods. During fiscal 2005, we received proceeds of $4.5 million from the sale of our Böehmenkirch, Germany facility. During fiscal 2004, we received proceeds of $16.7 million from the disposal of assets held for sale, which primarily comprised inventory and leasehold improvements related to the Benchmark manufacturing outsourcing agreement completed during the year. Investments in property, plant and equipment were $13.9 million, $14.6 million and $14.3 million during fiscal 2005, 2004 and 2003, respectively. Capital expenditures during fiscal 2005 consisted primarily of computer hardware and software to support initiatives within our global services organization and tooling and equipment related to new product introductions. During fiscal 2004 capital expenditures consisted primarily of computer hardware and software to support initiatives within our global services and research and development organizations and tooling and equipment related to new product introductions. Capital expenditures during fiscal 2003 consisted primarily of computer hardware and software for our global information technology infrastructure and tooling and equipment related to new product introductions.

With respect to cash flows provided by (used in) financing activities, during fiscal 2005, 2004 and 2003, we received proceeds from the issuance of common stock under our Stock Purchase Plan and the exercise of stock options and stock warrants of $3.8 million, $8.1 million and $8.4 million, respectively. We repurchased $22.9 million, $9.5 million and $697,000 of our common stock during fiscal 2005, 2004 and 2003, respectively. During fiscal 2003, we borrowed $781,000 on a credit line from a German bank, which we repaid in full during the same year. Offsetting cash flows provided by financing activities in fiscal 2004 and 2003 were certain payments on short-term and long-term debt, which were $1.2 million and $3.4 million, respectively. All of our outstanding debt was repaid in full during the third quarter of fiscal 2004.

At October 31, 2005, our cash and cash equivalents totaled $131.6 million, up from $94.7 million at October 31, 2004. Our cash and cash equivalents and marketable securities totaled $252.6 million and $232.9 million at October 31, 2005 and 2004, respectively. Our working capital, the difference between current assets and current liabilities, was $283.0 million at October 31, 2005 compared to $281.4 million at October 31, 2004. The ratio of current assets to current liabilities was 3.4 to 1 and 3.9 to 1 at October 31, 2005 and 2004, respectively.

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

We continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash. In addition, in the past we have made and expect to continue to make investments in companies with whom we have identified potential synergies.

Off Balance Sheet Arrangements and Contractual Cash Commitments

The following table summarizes our contractual cash commitments as of October 31, 2005 (in thousands):

	Payments Due During Fiscal Years Ended October 31,
	Total	2006	2007-2008	2009-2010	Thereafter
Operating leases	$19,649	$5,383	$7,159	$4,445	$2,662
Purchase obligations	57,391	56,991	400	—	—
Other obligations	454	454	—	—	—

Total contractual cash obligations	$77,494	$62,828	$7,559	$4,445	$2,662

Operating lease amounts are presented before contractual subleases, which reduce our lease commitments. Also included in the operating lease amounts above are cash commitments related to a liability to reflect the anticipated costs of exiting facilities in Englewood, Colorado and Ithaca, New York. This liability represents our estimate of the net present value of lease payments, less any subleases, related to the abandoned facilities. We believe the remaining liability of $895,000 at October 31, 2005 is adequate to cover the net lease cost of each facility through the end of the lease terms in December 2006 and August 2011, respectively.

Purchase obligations include accounts payable to our vendors and three remaining annual payments of $200,000 for a $1.0 million patent license. Other obligations represent workforce reduction and relocation costs associated with our European reorganization.

Other commitments not included in the contractual cash commitments summary above include $2.2 million in funding of investments in two limited partnership venture capital funds. Additionally, we may have a potential payment that could be due in the event we terminate a contract with a certain supplier. Both of these commitments are described in Note 17 to the Consolidated Financial Statements. Our October 31, 2005 balance sheet includes liabilities for the purchase obligations and the exit costs under “Exit Costs” above. None of the other commitments mentioned above require accrual at October 31, 2005. We had no other material or unusual commitments as of October 31, 2005.

To improve the efficiencies of our European operations, during 2005 we outsourced our logistics to a third party in the Netherlands. In connection with this outsourcing arrangement, we provided a bank guarantee, with a restricted euro cash balance as collateral, to a third party agent in the Netherlands in

March 2005. This third party agent has taken responsibility for fiscal representation of ADIC in the Netherlands. The agreement with the agent includes this bank guarantee since the agent has liability for our international value-added tax with the Dutch taxing authorities. The bank guarantee may be increased or decreased based on assessments of the Dutch taxing authorities to the third party agent. The bank guarantee is an off balance sheet arrangement.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer agreements, sales returns, bad debts, cost of service revenue, inventory obsolescence, service parts for maintenance, warranty costs, investments, intangible assets, acquired in-process technology, deferred income taxes, potential tax exposures and legal proceedings. We base our estimates on a combination of specifically-identified items of which we are aware, historical trends, our expectations of the future and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate these losses based on specifically-identified at-risk receivables and the overall aging of our accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and our ability to recognize sales to certain customers may be affected.

Cost of Service Revenue

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

Service Parts for Maintenance

We value our service parts for maintenance at the lower of amortized cost or market. Amortization of the aggregate service parts is computed on a straight-line basis over the estimated useful life of three to seven years. Should the technology or our customers’ service needs change and cause a decrease in the estimated useful lives of such service parts, additional expense would be required.

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

Investments

We hold equity interests in private and publicly-traded companies and limited partnership interests in private technology venture limited partnerships. We also hold investment-grade marketable debt securities in government and commercial entities, frequently in the form of auction rate securities. We record an investment impairment charge when we obtain specific information that causes us to believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. For our interests in private technology venture limited partnerships, which are accounted for under the equity method, we record equity investment gains or losses equal to our pro rata share of the limited partnership’s income or loss. This income or loss is primarily based on the general partner’s estimates of the fair value of non-marketable securities held by the partnership and, to a lesser extent, realized gains and losses from the partnership’s disposal of securities. All estimates related to our non-marketable securities are subject to the inherent uncertainty associated with the valuation of securities for which there is no public market.

Intangible Assets

Upon our adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in the first quarter of fiscal 2003, we ceased amortizing goodwill and performed an initial review for impairment. Goodwill impairment has been reviewed annually thereafter, or more frequently when indicators of impairment are present. We did not record an impairment charge based on this initial review or our annual reviews performed during the third quarters of fiscal 2005, 2004 and 2003. Other intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over the estimated useful lives of the assets, which range from 51 months to seven years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.

Acquired In-Process Technology

When we enter into a business combination, we record an expense for the value of acquired in-process technology that has not reached technological feasibility and has no alternative future use as of the date of acquisition. Proposed new accounting literature may change in the future how we record acquired in-process technology that has not reached technological feasibility. The valuation of acquired in-process technology is typically based upon our estimates and valuations by a third-party appraiser.

Deferred Income Taxes

During fiscal 2005, we recorded a valuation allowance of $1.0 million to reduce our deferred tax assets relating to our foreign tax credits because we believe it is more likely than not that these assets will not be realized. We released $385,000 in valuation allowances in fiscal 2005 for selected state net operating losses because we believe it is more likely than not that these assets will be realized due to an increase in our pre-tax income. We do not have a valuation allowance on any other deferred tax assets because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance, in the event we were to determine that we would have a change in the realization of the net deferred tax asset in the future, an adjustment to the deferred tax asset or valuation allowance would be made.

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

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

Currently, approximately 58% of our total international sales are denominated in U.S. dollars; therefore we are exposed to foreign currency exchange rate risk. The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $2.0 million and $1.6 million decrease in income before benefit for income taxes during fiscal 2005 and 2004, respectively. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries. To hedge this exposure, we may enter into forward-currency exchange contracts from time to time. Such contracts provide for the exchange of one currency for another at an agreed-upon price at an agreed-upon settlement date. We had no such contracts outstanding as of October 31, 2005.

Interest Rate Risk

From time to time we invest in marketable debt securities as part of our cash management policy and not for trading purposes. We also invest in auction rate securities which have variable interest rates that typically reset every 7 to 49 days. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. All such investments held as of October 31, 2005 have effective maturity dates of less than one year. A hypothetical 10% adverse change in interest rates applied to our marketable debt securities for each of fiscal 2005 and 2004 would have resulted in a decrease of approximately $449,000 and $223,000 in income before benefit for income taxes during these years, respectively.

Market Risk

From time to time we invest in equity securities of public companies and have classified these securities as available for sale. These investments are subject to fluctuations in fair value due to the volatility of the stock market and the industries in which these companies operate. As of October 31, 2005, we had available for sale equity investments with a fair value of $10.6 million and a cost basis of approximately $9.5 million. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a non-cash impact on our financial position and operating results in future periods. A hypothetical 10% adverse change in the stock price of our marketable equity securities would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 8.	Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Advanced Digital Information Corporation:

We have completed an integrated audit of Advanced Digital Information Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Digital Information Corporation and its subsidiaries at October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 17, 2006

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	October 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$131,554	$94,695
Accounts receivable, net of allowances of $1,929 in 2005 and $1,319 in 2004	105,879	93,025
Inventories, net	26,218	38,728
Short-term marketable securities	121,025	138,238
Prepaid expenses and other	4,577	2,845
Deferred income taxes	11,318	10,757

Total current assets	400,571	378,288
Property, plant and equipment, net	42,499	45,913
Service parts for maintenance, net	26,491	29,993
Deferred income taxes	19,227	13,461
Investments	3,485	2,769
Goodwill	2,596	2,596
Intangible and other assets	1,218	2,010

	$496,087	$475,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,991	$47,991
Accrued liabilities	19,230	17,035
Income taxes payable	1,416	174
Current portion of deferred revenue	39,910	31,727

Total current liabilities	117,547	96,927
Long-term deferred revenue	18,242	13,605
Other long-term liabilities	400	600
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 61,455,694 issued and outstanding at October 31, 2005 (63,758,716 in 2004)	216,268	234,724
Retained earnings	142,150	127,877
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	770	1,301
Unrealized investment gains (losses)	710	(4)

Total shareholders’ equity	359,898	363,898

	$496,087	$475,030

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Years Ended October 31,
	2005	2004	2003
Revenue:
Product	$398,527	$409,371	$390,727
Service	55,651	45,448	33,271

	454,178	454,819	423,998

Cost of revenue:
Product	274,702	290,660	264,934
Service	40,413	34,928	27,187

	315,115	325,588	292,121

Gross profit	139,063	129,231	131,877

Operating expenses:
Sales and marketing	66,597	64,836	57,777
General and administrative	25,886	24,242	24,015
Research and development	42,493	37,925	40,609

	134,976	127,003	122,401

Operating profit	4,087	2,228	9,476

Other income (expense):
Interest income	5,465	2,503	2,198
Gain (loss) on securities and investment transactions, net	(59)	73	2,722
Gain on assets held for sale	2,549	—	—
Foreign currency transaction gains (losses), net	(1,452)	1,114	1,569
Other	(473)	(325)	(454)

	6,030	3,365	6,035

Income before provision (benefit) for income taxes	10,117	5,593	15,511

Provision (benefit) for income taxes:
Current	1,327	3,190	(2,495)
Deferred	(5,483)	(5,332)	5,515

	(4,156)	(2,142)	3,020

Net income	$14,273	$7,735	$12,491

Basic net income per share	$0.23	$0.12	$0.20

Diluted net income per share	$0.23	$0.12	$0.20

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended October 31, 2005, 2004 and 2003

(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 31, 2002	61,875	$222,687	$107,651	$(2,112)	$328,226
Shares repurchased	(113)	(697)	—	—	(697)
Purchases under Stock Purchase Plan	422	2,329	—	—	2,329
Exercise of stock options, including tax benefit of $3,844	1,512	9,866	—	—	9,866
Exercise of warrants	5	5	—	—	5
Comprehensive income:
Net income	—	—	12,491	—	—
Unrealized investment gains (losses):
Unrealized investment gains, net of tax of $60	—	—	—	111	—
Reclassification adjustment: loss included in net income, net of tax of $87	—	—	—	162	—
Foreign currency translation adjustment	—	—	—	1,845	—
Total comprehensive income	—	—	—	—	14,609

Balance at October 31, 2003	63,701	234,190	120,142	6	354,338
Shares repurchased	(1,010)	(9,510)	—	—	(9,510)
Purchases under Stock Purchase Plan	282	2,612	—	—	2,612
Exercise of stock options, including tax benefit of $1,971	761	7,378	—	—	7,378
Exercise of warrants	25	54	—	—	54
Comprehensive income (loss):
Net income	—	—	7,735	—	—
Unrealized investment gains (losses):
Unrealized investment losses, net of tax of $29	—	—	—	(54)	—
Reclassification adjustment: loss included in net income, net of tax of $1	—	—	—	2	—
Foreign currency translation adjustment	—	—	—	1,343	—
Total comprehensive income	—	—	—	—	9,026

Balance at October 31, 2004	63,759	234,724	127,877	1,297	363,898
Shares repurchased	(2,892)	(22,893)	—	—	(22,893)
Purchases under Stock Purchase Plan	325	2,342	—	—	2,342
Exercise of stock options, including tax benefit of $466	249	1,966	—	—	1,966
Stock grants	15	129	—	—	129
Comprehensive income (loss):
Net income	—	—	14,273	—	—
Unrealized investment gains:
Unrealized investment gains, net of tax of $384	—	—	—	714	—
Foreign currency translation adjustment	—	—	—	(531)	—
Total comprehensive income	—	—	—	—	14,456

Balance at October 31, 2005	61,456	$216,268	$142,150	$1,480	$359,898

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended October 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$14,273	$7,735	$12,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,624	24,538	21,014
Bad debt expense	899	211	14
Inventory obsolescence	2,300	3,335	4,334
Stock compensation	129	—	—
(Gain) loss on securities and investment transactions	59	(73)	(2,722)
Deferred income taxes	(6,840)	(2,898)	5,323
Tax benefit from exercise of stock options	466	1,971	3,844
Gain on assets held for sale	(2,549)	—	—
Loss on asset impairment	247	—	—
Other	358	81	131
Change in assets and liabilities:
Accounts receivable	(13,132)	6,616	(29,041)
Inventories	9,928	(8,465)	(15,467)
Prepaid expenses and other	(1,881)	(402)	(51)
Service parts for maintenance	(7,729)	(11,032)	(9,865)
Accounts payable	8,688	1,309	9,282
Accrued liabilities	2,062	(3,303)	7,228
Income taxes	1,292	(2,636)	848
Deferred revenue	13,450	14,692	8,656

Net cash provided by operating activities	48,644	31,679	16,019

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,855)	(14,644)	(14,296)
Proceeds from assets held for sale	4,498	16,740	—
Purchase of marketable securities	(261,464)	(113,744)	(96,778)
Proceeds from securities transactions	279,775	86,035	84,530
Purchase of other investments	(776)	(692)	(500)
Purchase of intangible assets	—	(200)	—
Return of investment on other investments	—	71	—

Net cash provided by (used in) investing activities	8,178	(26,434)	(27,044)

Cash flows from financing activities:
Repayment of short-term and long-term debt	—	(1,221)	(3,373)
Proceeds from short-term borrowings	—	—	781
Repurchase of common stock	(22,893)	(9,510)	(697)
Proceeds from issuance of common stock for stock options, stock warrants and Stock Purchase Plan	3,842	8,073	8,356

Net cash provided by (used in) financing activities	(19,051)	(2,658)	5,067

Effect of exchange rate changes on cash	(912)	657	1,218

Net increase (decrease) in cash and cash equivalents	36,859	3,244	(4,740)
Cash and cash equivalents at beginning of period	94,695	91,451	96,191

Cash and cash equivalents at end of period	$131,554	$94,695	$91,451

Supplemental Disclosure of Cash Flow Information

	Years Ended October 31,
	2005	2004	2003
Cash paid during the period for:
Interest	$2	$123	$211
Income taxes	2,541	1,826	734
Non-cash investing activity:
Gain deferred on sale-leaseback transaction	721	—	—
Patent license acquired with long-term payable	—	800	—
Conversion of cost basis investment into marketable securities	—	—	6,350

See the accompanying notes to these consolidated financial statements.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements consolidate the accounts of Advanced Digital Information Corporation (ADIC) and our wholly owned subsidiaries, including the subsidiaries representing our major international operations: ADIC Europe SARL (ADE), ADIC Germany GmbH & Co. KG (ADIC Germany), ADIC AG (ADIC Switzerland) and ADIC Limited (ADIC UK). The companies are collectively hereinafter referred to as “ADIC,” “we,” “our” and “us.” All intercompany transactions have been eliminated.

Nature of Operations

ADIC provides Intelligent Storage solutions for the open systems marketplace. Along with our value-added resellers (VARs), distributors, OEM partners and end user customers, we incorporate our proprietary hardware, software and connectivity solutions, as well as our service and support expertise, with third-party hardware and software products to deliver reliable, flexible and scalable storage solutions. Our storage solutions are designed to enable a broad range of business and governmental organizations to manage, access and protect their large-scale data more effectively. We sell our products on a global basis.

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

Estimates that are particularly susceptible to significant change in the near term are those related to customer agreements, sales returns, bad debts, cost of service revenue, inventory obsolescence, service parts for maintenance, warranty costs, investments, intangible assets, acquired in-process technology, deferred income taxes, potential tax exposures and legal proceedings.

Revenue Recognition

We rely on multiple distribution channels; our customers may be VARs, distributors, OEMs or end users. Revenue from hardware product sales is recognized in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which was adopted in fiscal 2003, and Staff Accounting Bulletin No. 104, “Revenue Recognition,” which was adopted in fiscal 2004. Under these pronouncements, we recognize revenue from hardware sales upon shipment provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining, the price is fixed and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end user acceptance, which typically occurs after delivery and installation are completed. Revenue equal to the separately stated price of extended and enhanced service contracts is deferred and recognized ratably over the number of months of the contract. We consign inventory at third-party warehouses for certain OEM partners. We recognize revenue when the warehouse ships inventory to the OEM partner. Libraries, software, service contracts and maintenance services may be sold separately or together. If

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold together, total revenue is allocated to the various elements based upon the relative fair value of each element, which is generally based on the price of that item sold on a separate basis.

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

Revenue from software sales is recognized when the criteria of Statement of Position No. 97-2, “Software Revenue Recognition” have been met. These criteria include persuasive evidence of an arrangement, delivery of the software, a fixed and determinable fee, probable collection and vendor-specific objective evidence of fair value for undelivered elements. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. We recognize revenue from software sales upon delivery provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining, the price is fixed and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end user acceptance, which typically occurs after delivery and installation are completed. Revenue from postcontract customer support agreements, which entitle customers to both support and upgrades during the term of the agreement, when-and-if available, is recognized ratably over the life of the agreement. EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” affirms that the revenue recognition guidance in SOP 97-2 also applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We do not currently have any non-software deliverables that are subject to the guidance of EITF 03-5.

Revenue from installations, professional services, repair and training is recognized when the work is completed.

Deferred Revenue

Deferred revenue primarily consists of unearned revenue from hardware service contracts and software maintenance contracts, both of which are typically billed at the beginning of the contract term and recognized as revenue over the contract period. The remainder of the deferred revenue balance comprises certain software licenses and hardware sales that require deferral under generally accepted accounting principles if the criteria described in the Revenue Recognition policy above are not met at the time the sale is made.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product and Service Revenue and Cost of Revenue

We present revenue and cost of revenue separately for products and services. Product revenue includes sales of hardware and software data storage solutions, as well as installation and professional services related to these products. Service revenue is derived from contracts for field support provided to our branded customers and not otherwise included in the base price of the product. Service does not include revenue or costs associated with basic warranty support on new branded or OEM products. We classify expenses as costs of service revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract. These estimates are based upon a variety of factors, including the nature of the support activity, the cost of stocking and shipping service parts for maintenance and the level of infrastructure required to support the activities that comprise service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

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

Changes in our accrued warranty balance for the year ended October 31, 2005 are as follows (in thousands):

Balance at October 31, 2004	$6,932
Accruals for warranties issued	11,146
Settlements during the period	(11,686)

Balance at October 31, 2005	$6,392

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping Costs

The cost of shipping products to customers is included in cost of revenue. Freight charged to customers is included in revenue.

Advertising Expense

Advertising expense includes costs associated with direct marketing, telemarketing, trade shows, promotions and public relations. These costs are expensed as incurred. Advertising expense for the years ended October 31, 2005, 2004 and 2003 was $6.0 million, $7.2 million and $7.4 million, respectively.

Research and Development Costs

Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for team member compensation, materials used in the development effort, facilities and other internal costs, as well as expenditures for third party professional services.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. Marketable securities are carried at fair value, which is based on quoted market prices. The fair value of our investments in marketable securities was greater than cost at October 31, 2005 and less than cost at October 31, 2004.

Concentrations

Our products are concentrated in the data storage solutions industry, which is highly competitive and rapidly changing. Significant technological changes in the industry could affect operating results adversely. Our inventories include devices and components that may be subject to rapid technological obsolescence. While we have programs to minimize the required inventories on hand and consider technological obsolescence in estimating required allowances, such estimates could change in the future. Additionally, we depend on a limited number of third-party manufacturers to supply us with our devices, components and entry-level and mid-range libraries. In many cases, specific versions of these components, devices and libraries are customized and are available only from a single supplier. Therefore, loss of certain suppliers could disrupt operations. We attempt to mitigate these risks by working closely with and performing financial reviews of key and strategic suppliers and purchasing business interruption insurance where appropriate.

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

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sell our products primarily through third-party resellers and OEMs. Total sales to Dell and IBM, our two largest customers, include OEM sales as well as sales of ADIC branded product as follows (in thousands):

	Years Ended October 31,
	2005		2004		2003
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Dell	$99,692	22%	$109,935	24%	$103,317	24%
IBM	71,600	16%	96,448	21%	96,118	23%

These two customers represented 40% and 44% of accounts receivable at October 31, 2005 and 2004, respectively.

We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all outstanding accounts receivable. Allowance for doubtful accounts receivable for the years ended October 31, 2005, 2004 and 2003 is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Income*	Deductions*	Balance at End of Year
Allowance for doubtful accounts receivable:
2005	$1,319	$899	$289	$1,929
2004	1,435	211	327	1,319
2003	1,379	14	(42)	1,435

*	Deductions represent amounts written off against the allowance, net of recoveries. During fiscal 2003, due to strong collection activity, our accounts receivable customer balances were very current and contributed to a lower allowance as a percentage of accounts receivable than we had historically recorded.

Cash and Cash Equivalents

We consider any highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of investments in money market funds and commercial paper in accordance with our cash management policy. The objectives of our cash management policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. Our cash and cash equivalents balance consists of the following (in thousands):

	October 31, 2005	October 31, 2004
Unrestricted cash and cash equivalents	$131,357	$94,695
Restricted cash	197	—

	$131,554	$94,695

Restricted cash is held per an agreement regarding international value-added tax obligations that is described more fully in Note 9. Cash equivalents exclude marketable debt securities with maturities of greater than three months at the date of purchase.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities and Other Investments

At times we invest in certain marketable debt and equity securities. Equity securities at October 31, 2005 consisted of stock in U.S. companies that operate in areas within our strategic focus. Debt securities consist of investment-grade government and commercial securities, including auction rate securities, purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” such investments are classified as available-for-sale. Under SFAS 115, unrealized investment gains and losses, net of taxes, are reflected as a net amount in a separate component of shareholders’ equity until realized. For the purpose of computing realized gains and losses, securities are identified on a specific- identification basis. We write down an investment and recognize a loss when events indicate there has been an impairment of value which is other-than-temporary.

Our investments in auction rate securities are recorded at fair value, which approximates cost due to the variable interest rates of these securities that typically reset every 7 to 49 days. As a result, we have no unrealized or realized investment gains or losses from these securities. Additionally, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities within the current operating cycle and therefore have classified them as short-term marketable securities in the Consolidated Balance Sheet. All income generated from these auction rate securities is recorded as interest income.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We evaluate the need for inventory allowances associated with obsolete, slow-moving and nonsalable inventory by reviewing current transactions and forecasted product demand. Allowance for excess and obsolete inventory for the years ended October 31, 2005, 2004 and 2003 is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Income	Deductions*	Balance at End of Year
Allowance for inventory obsolescence:
2005	$13,291	$2,300	$5,419	$10,172
2004	14,019	3,335	4,063	13,291
2003	10,713	4,334	1,028	14,019

*	Deductions represent dispositions of inventory written off against the allowance.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

We recognize lease expense on a straight-line basis over the initial lease term. We have operating leases on real property and equipment expiring at various dates through 2014. For leases that contain rent holidays or escalation clauses, we recognize rent expense on a straight-line basis and record the difference between the rent expense and rental amount payable as deferred rent. The deferred rent is amortized over the terms of the leases as an addition to, or reduction of, rent expense. Subleases are recorded as a reduction to rent expense and are recognized on a straight-line basis over the initial sublease term.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, except for property, plant and equipment of acquired entities which has been reduced for certain negative goodwill associated with their acquisition in fiscal 1998. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets as follows:

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

Long-Lived Assets

We evaluate the recoverability of long-lived assets, including property, plant and equipment and certain identifiable intangible assets, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When we determine that the carrying amount of long-lived assets may not be recoverable, we assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management to be commensurate with the risk inherent in the business. During the year ended October 31, 2005, we recorded an asset impairment loss of $247,000 for the write-off of fixed assets in the Ithaca, New York facility we exited in September 2005. This transaction is described in Note 16. We have not recorded any other material impairment losses.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service Parts for Maintenance

Service parts for maintenance are valued at the lower of amortized cost or market. Amortization of the aggregate service parts is computed on a straight-line basis over the estimated useful life of three to seven years.

Goodwill and Intangible Assets

Intangible assets resulting from past acquisitions include core technology and goodwill, which were recorded at their fair value. In fiscal 2004 we acquired licensed technology from an existing supplier. On November 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which required us to discontinue amortization of goodwill. As required by SFAS 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. In applying these criteria, we transferred net assembled workforce from intangible assets to goodwill in the first quarter of fiscal 2003. During the first quarter of fiscal 2003, we completed the initial assessment for impairment of goodwill required upon implementation of SFAS 142 and concluded that goodwill was not impaired. We are required to perform goodwill impairment tests on an annual basis or when indicators of impairment exist. We performed our annual goodwill impairment test in the third quarter of fiscal 2005, 2004 and 2003 and concluded that goodwill was not impaired. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Intangible assets other than goodwill are amortized over the periods estimated to be benefited as follows: core technology, seven years; and licensed technology, 51 months.

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

Deferred taxes result from the timing of tax deductions for depreciation, allowances and accrued expenses, the unrealized gain or loss associated with investments in equity securities and the difference between the tax basis and fair value of assets of acquired entities. In addition, we have deferred taxes resulting from net operating loss and general business credit carryforwards.

Foreign Currency Translations

The financial statements of ADE, ADIC Germany, ADIC Switzerland and ADIC UK have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Under the provisions of this statement, all assets and liabilities in the balance sheets of these subsidiaries, whose functional currency is the euro for ADE, ADIC Germany and ADIC Switzerland and British pound sterling for ADIC UK, are translated at year-end exchange rates. Translation gains and losses are accumulated in a separate component of shareholders’ equity.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Transactions and Forward Contracts

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change. In addition, we may enter into foreign currency forward contracts to hedge transactions which are not otherwise offset. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method and are typically three months or less in length. There were no outstanding contracts at October 31, 2005 or 2004.

During the third quarter of fiscal 2005 we entered into a forward extra option contract with an underlying put of 3.5 million euros that is a derivative as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity.” The forward contract was purchased by one of our European subsidiaries to offset the currency risk of an intercompany loan valued in U.S. dollars of the same amount. We elected not to designate this derivative instrument as a formal hedge and perform hedge accounting. The loan was repaid in October 2005 upon the expiration of the forward contract. Fair value changes of the contract are recorded in foreign currency transaction gains (losses) on the Consolidated Statement of Operations, resulting in a minimal gain in fiscal 2005.

Derivative Financial Instruments

In accordance with SFAS 133, all derivatives, whether designated in hedging relationships or not, are recognized on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Derivatives not designated or qualifying as a hedging instrument are adjusted to fair value through earnings. We may, from time to time, enter into derivative instruments to hedge against known or forecasted market exposures.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25.” In August 2005, our board of directors approved a grant of unrestricted shares of common stock to certain team members. The shares were valued at fair market value on the grant date. We recorded $129,000 in compensation expense for these grants. No other share-based or stock compensation cost is reflected in net income, as all stock options granted under our stock-based compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our net income and basic and diluted net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share data):

	Years Ended October 31,
	2005	2004	2003
Net income, as reported	$14,273	$7,735	$12,491
Add: stock-based compensation expense under APB No. 25 included in reported net income, net of tax	84	—	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(5,999)	(6,963)	(6,663)

Pro forma net income	$8,358	$772	$5,828

Basic net income per share:
As reported	$0.23	$0.12	$0.20
Pro forma	$0.13	$0.01	$0.09
Diluted net income per share:
As reported	$0.23	$0.12	$0.20
Pro forma	$0.13	$0.01	$0.09

The options granted during fiscal 2005, 2004 and 2003 expire between sixteen months and ten years after the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results for options granted during the fiscal years presented:

	Years Ended October 31,
	2005	2004	2003
Weighted average risk free interest rates	4.06%	3.51%	3.45%
Expected dividend yield	0%	0%	0%
Expected volatility	56%	78%	80%
Expected lives (in years)	3.4	5.2	6.0
Weighted average fair value, grants equal to fair market value	$3.73	$6.62	$6.24
Weighted average fair value, grants greater than fair market value	$—	$2.74	$—

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each share purchased under our stock purchase plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results for options granted during the fiscal years presented:

	Years Ended October 31,
	2005	2004	2003
Weighted average risk free interest rates	3.43%	1.45%	1.11%
Expected dividend yield	0%	0%	0%
Expected volatility	37%	65%	70%
Expected lives (in years)	0.5	0.5	0.5
Weighted average fair value	$2.15	$3.40	$3.27

The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

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

Reclassifications

During fiscal 2005, we concluded it was appropriate to classify our auction rate marketable securities as current investments. Previously, we classified these securities as cash equivalents because of an interest rate reset feature that provides short-term liquidity. Accordingly, we have revised the classification to report these securities as current investments in the line item short-term marketable securities in the Consolidated Balance Sheets. Further, we have also made corresponding reclassifications in our Consolidated Statements of Cash Flows for the years ended October 31, 2004 and October 31, 2003 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows or our previously reported Consolidated Statements of Operations for any period.

As of October 31, 2005 and 2004, $110.4 million and $132.2 million, respectively, of these current investments were classified as short-term marketable securities on our Consolidated Balance Sheets. For the year ended October 31, 2005, net cash provided by investing activities related to these current

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments is $21.8 million in our Consolidated Statements of Cash Flows. For the years ended October 31, 2004 and 2003, net cash used in investing activities related to these current investments was $43.2 million and $34.4 million, respectively, in our Consolidated Statements of Cash Flows.

During fiscal 2005, we began presenting revenue and cost of revenue separately for products and services because our annual service revenue exceeded 10% of our total revenue for the first time. We have made a corresponding reclassification in the Consolidated Statements of Operations for the years ended October 31, 2004 and October 31, 2003. Our accounting policy for product and service revenue and cost of revenue is described above.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For ADIC, the effective date will be the second quarter of fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005 and will become effective for ADIC beginning in fiscal 2006. We will adopt SFAS 123R using the modified prospective method with no restatement and will record stock compensation expense of approximately $7.8 million between the first quarter of fiscal 2006 through fiscal 2009 for stock awards outstanding as of October 31, 2005. Any additional impact

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods and the assumptions on which the value of those share-based payments is based.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29.” This statement amends APB 29 to eliminate an exception to the fair value measurement principle for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and were effective for ADIC beginning in the fourth quarter of fiscal 2005. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

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

In June 2005, the FASB issued final FASB Staff Position FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations.” The statement addresses obligations associated with the European Union’s Directive on Waste Electrical and Electronic Equipment (the Directive). The Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. It distinguishes between products put on the market after August 15, 2005 (new waste) and products put on the market before that date (historical waste). The FSP addresses historical waste and directs companies to apply the provisions of SFAS 143, “Accounting for Asset Retirement Obligations,” to the obligation associated with historical waste. The FSP is effective for the first reporting period ending after June 8, 2005, or the date of adoption of the law by the applicable EU-member country, and became effective for ADIC in the third quarter of fiscal 2005. This accounting principle did not have a significant impact on our financial position or results of operations. New waste will also be accounted for under SFAS 143, and the accounting for new waste is not expected to have a significant impact on our financial position or results of operations.

In September 2005, the EITF reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Under EITF 04-13, purchases and sales of inventory with the same counterparty should be considered a single nonmonetary transaction when transacted in contemplation of each other. Nonmonetary exchanges of inventory within the same line of business should be recognized at fair value when finished goods inventory is exchanged for the same or a different type of inventory within the same line of business. The EITF is effective for any transactions completed after March 15, 2006, or the second fiscal quarter of 2006 for ADIC. Adoption of EITF 04-13 is not expected to have a significant impact on our financial position or results of operations.

In November 2005, the FASB issued final FASB Staff Position FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in FAS123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of FAS 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in FAS 123R. FSP 123R-3 is effective upon initial adoption of FAS 123R and will become effective for ADIC the first quarter of fiscal 2006. We are currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not determined which method we will adopt, nor the expected impact on our financial position or results of operations.

2.    Benchmark Outsourcing Agreement

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

3.    Investments in Marketable Securities and Other Investments

We classify all of our marketable securities as available-for-sale because we intend to maintain a liquid portfolio to take advantage of investment opportunities. The cost, fair value and unrealized gains and losses of marketable securities are summarized as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
October 31, 2005:
Auction rate securities	$110,425	—	—	$110,425
Equity securities	9,508	1,092	—	10,600

	$119,933	$1,092	$—	$121,025

October 31, 2004:
Auction rate securities	$132,195	$—	$—	$132,195
Municipal obligations	6,049	—	(6)	6,043

	$138,244	$—	$(6)	$138,238

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. We have the ability to quickly liquidate auction rate securities within the current operating cycle despite the long-term nature of their stated contractual maturities and therefore have classified them as short-term marketable securities. These securities are classified in the table below based on their legal stated maturity dates. Our securities with multiple

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturities are mutual funds and similar instruments. The maturities of our debt securities as of October 31, 2005 are summarized as follows (in thousands):

1 to 10 years	$4,550
Greater than 10 years to 20 years	25,325
Greater than 20 years to 30 years	47,050
Greater than 30 years	18,500
Multiple maturities	15,000

$110,425

During fiscal 2005, 2004 and 2003, we sold certain marketable securities and realized gains and losses as follows (in thousands):

	Realized Gains	Realized Losses	Net Gains
2005	$—	$—	$—
2004	52	(4)	48
2003	1,738	(249)	1,489

We also hold strategic investments in private technology venture limited partnerships that are accounted for under the equity method. During fiscal 2005 and 2004, we recorded losses of $59,000 and $799,000, respectively, reflecting our pro rata share of the limited partnerships’ net losses. These loss amounts are primarily based on the general partners’ estimates of the fair value of non-marketable securities held by the partnerships and, to a lesser extent, realized gains and losses from the partnerships’ disposal of securities. No gains or losses were recorded in fiscal 2003.

From time to time, we make other strategic investments that are accounted for under the cost method. We review these non-marketable investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability. We did not record any write downs during fiscal 2005, 2004 or 2003. In November 2002, one of our strategic investments was converted to cash and marketable equity securities with a combined value of $8.4 million, and we recorded a gain on securities transactions of $651,000. During the remainder of fiscal 2003 and fiscal 2004, we received additional shares of marketable equity securities under earnout and escrow provisions of the November 2002 investment transaction noted above and recorded additional gains on securities transactions of $582,000 and $823,000, respectively, upon the receipt of these shares. There were no additional shares received nor any gains or losses on this investment during fiscal 2005.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Inventories

Inventories are comprised of the following (in thousands):

	October 31, 2005	October 31, 2004
Finished goods	$14,818	$27,976
Work-in-process	74	173
Raw materials	21,498	23,870

	36,390	52,019
Allowance for inventory obsolescence	(10,172)	(13,291)

	$26,218	$38,728

5.    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	October 31, 2005	October 31, 2004
Land and building	$—	$1,010
Machinery and equipment	36,775	31,071
Office equipment, including purchased software	43,979	38,307
Leasehold improvements	6,526	6,726

	87,280	77,114
Accumulated depreciation and amortization	(44,781)	(31,201)

	$42,499	$45,913

Depreciation and amortization expense was $15.2 million, $14.9 million and $14.7 million in fiscal 2005, 2004 and 2003, respectively.

In May 2005, we completed a sale-leaseback transaction for our facility in Böehmenkirch, Germany, where we perform service operations for several products. We sold the facility for $4.5 million, and the total gain on this asset held for sale was approximately $3.2 million, $2.5 million of which was recorded during the current fiscal year in gain on assets held for sale in the Consolidated Statements of Operations. The remaining gain has been deferred and will be recognized over the term of our lease with the purchaser. Our lease ends in December 2007, though we have the option to extend the lease one year. The future minimum lease payments are included in Note 17.

6.    Service Parts for Maintenance

Service parts for maintenance consist of the following (in thousands):

	October 31, 2005	October 31, 2004
Service parts for maintenance	$64,179	$60,035
Accumulated amortization	(37,688)	(30,042)

	$26,491	$29,993

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense, which is recorded in cost of revenue, was $10.7 million, $8.9 million and $5.7 million in fiscal 2005, 2004 and 2003, respectively.

7.    Intangible and Other Assets

Intangible and other assets consist of the following (in thousands):

	October 31, 2005			October 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Core technology	$3,804	$(3,305)	$499	$3,804	$(2,762)	$1,042
Licensed technology	1,000	(353)	647	1,000	(117)	883
Other assets	72	—	72	85	—	85

	$4,876	$(3,658)	$1,218	$4,889	$(2,879)	$2,010

We recorded intangible amortization expense of $779,000, $679,000 and $618,000 in fiscal 2005, 2004 and 2003, respectively. Intangibles held at October 31, 2005 are expected to become fully amortized during fiscal 2008. Total expected future amortization related to intangible assets is provided in the following table (in thousands):

Year Ended October 31,	Amortization
2006	$733
2007	235
2008	178

8.    Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	October 31, 2005	October 31, 2004
Accrued payroll and related liabilities	$7,960	$7,071
Warranties	6,392	6,932
Taxes, other than income	2,149	586
Other	2,729	2,446

	$19,230	$17,035

9.    Credit Agreements and Long-term Debt

Credit Agreements

We had borrowings under two operating lines provided by German banks that were repaid in full during fiscal 2003.

To improve the efficiencies of our European operations, during 2005 we outsourced our logistics to a third party in the Netherlands. In connection with this outsourcing arrangement, we provided a bank guarantee, with a restricted euro cash balance as collateral, to a third party agent in the Netherlands in March 2005. This third party agent has taken responsibility for fiscal representation of ADIC in the Netherlands. The agreement with the agent includes this bank guarantee since the agent has liability

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for our international value-added tax with the Dutch taxing authorities. The bank guarantee may be increased or decreased based on assessments of the Dutch taxing authorities to the third party agent. The bank guarantee is an off balance sheet arrangement. As of October 31, 2005 the restricted cash balance for the bank guarantee was $197,000.

Long-term Debt

We had a loan payable to a German bank, which was collateralized by the German manufacturing facility, that was repaid in full during fiscal 2004.

10.    Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended October 31,
	2005	2004	2003
Current income tax:
U.S. Federal	$1,592	$1,969	$(4,190)
Foreign	(490)	996	1,457
State and local	225	225	238

Total current	1,327	3,190	(2,495)

Deferred income tax:
U.S. Federal	(1,131)	(1,579)	4,635
Foreign	(1,324)	(897)	880
State and local	(427)	(150)	—
Tax contingency release	(2,601)	(2,706)	—

Total deferred	(5,483)	(5,332)	5,515

Total provision (benefit) for income taxes	$(4,156)	$(2,142)	$3,020

The provision (benefit) for federal income tax differs from the amount computed by applying the applicable statutory income tax rate to income before provision (benefit) for income taxes for the following reasons (in thousands):

	Years Ended October 31,
	2005	2004	2003
Federal income tax at statutory rate	$3,401	$1,958	$5,429
Impact of foreign operations	(128)	(6)	115
Foreign tax credit	(959)	(802)	(44)
Tax exempt interest income	(1,240)	(458)	(261)
Research and development tax credits	(1,813)	(1,011)	(1,961)
Activity of foreign subsidiaries	249	298	—
State income taxes	146	(389)	155
Change in valuation allowance	643	1,187	—
Tax contingency release and settlement costs	(2,201)	(2,706)	—
Export sales benefit	(2,648)	(410)	(572)
Other	394	197	159

	$(4,156)	$(2,142)	$3,020

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 2005 and 2004 are (in thousands):

	October 31, 2005	October 31, 2004
Deferred tax assets:
Allowance for inventory and spare parts	$13,230	$11,191
Net operating loss and credit carryforwards	13,248	13,817
Other	11,528	8,593

Gross deferred tax assets	38,006	33,601
Deferred tax assets valuation allowance	(1,830)	(1,187)

Net deferred tax assets	36,176	32,414

Deferred tax liabilities	(5,631)	(8,196)

Net deferred income taxes	$30,545	$24,218

Deferred U.S. income taxes are not provided for the earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. The domestic and foreign components of income before income taxes are as follows (in thousands):

	Years Ended October 31,
	2005	2004	2003
Domestic	$16,618	$6,095	$9,558
Foreign	(6,501)	(502)	5,953

	$10,117	$5,593	$15,511

Due to one of our acquisitions we have net loss carryforwards of approximately $3.1 million that start to expire in 16 years. Due to two other acquisitions we have net operating loss carryforwards of approximately $1.7 million that expire in 14 years. We also have net loss carryforwards from fiscal 2003 of approximately $6.6 million that expire in 18 years. Although realization is not assured, management believes, based on its current expectations and tax planning strategies, that it is more likely than not that the net deferred tax assets related to these net loss carryforwards will be realized.

During fiscal 2005, we recorded a valuation allowance of $1.0 million to reduce our deferred tax assets relating to our foreign tax credits because we believe it is more likely than not that these assets will not be realized. We released $385,000 in valuation allowances in fiscal 2005 for selected state net operating losses because we believe it is more likely than not that these assets will be realized due to changes in our pre-tax income. We do not have a valuation allowance on any other deferred tax assets because we believe that the assets are more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance, in the event we were to determine that we would have a change in the realization of the net deferred tax asset in the future, an adjustment to the deferred tax asset or valuation allowance would be made. During fiscal 2004, we recorded a valuation allowance of $1.2 million to reduce our deferred tax assets relating to our foreign tax credits and selected state net operating losses because it was more likely than not that these assets would not be realized. We did not have a valuation allowance on any other deferred tax assets for fiscal 2004.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded tax benefits of $2.6 million and $2.7 million for the release of tax contingencies related to the favorable outcome of tax audits that were concluded during fiscal 2005 and 2004, respectively.

11.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share data):

	Years Ended October 31,
	2005	2004	2003
Numerator:
Net income	$14,273	$7,735	$12,491
Denominator:
Denominator for basic net income per share—weighted average shares	62,726	64,023	62,569
Dilutive potential common shares from team member (employee) stock options	274	771	995

Denominator for diluted net income per share—adjusted weighted average shares and assumed conversions	63,000	64,794	63,564

Basic net income per share	$0.23	$0.12	$0.20

Diluted net income per share	$0.23	$0.12	$0.20

12.    Capital Stock

Share Repurchase Program

In May 2004, our board of directors authorized the repurchase of up to 5 million shares of common stock. In May 2005, after approximately 2 million shares had been repurchased under earlier authorizations, our board of directors increased the repurchase authorization back up to 5 million shares. The repurchase authorization does not have an expiration date. In July 2005, we entered into a Rule 10b5-1 repurchase plan that allowed open-market repurchases of common stock during a period when we normally would not be active in the market. During fiscal 2005, we repurchased 2.9 million shares, of which 1.3 million were repurchased pursuant to the Rule 10b5-1 plan. As of October 31, 2005, a total of 3.1 million shares remained available for purchase.

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

Stock Warrants

In connection with our acquisition of Pathlight Technology, Inc. on May 11, 2001, we assumed all outstanding warrants to purchase shares of common stock of Pathlight. Accordingly, after applying the

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable conversion ratio to the outstanding Pathlight warrants, we assumed warrants providing for the issuance of an aggregate of 308,291 shares of ADIC common stock at prices ranging from $1.235 to $7.401 per share. In June 2004, all remaining outstanding warrants expired without being exercised.

Common Stock Grants

In August 2005, our board of directors approved a grant of unrestricted shares of common stock to certain team members. The shares were valued at fair market value on the grant date. We recorded $129,000 in compensation expense for these grants representing 15,100 common shares.

13.    Stock-based Compensation Plans

At October 31, 2005, we had five stock option plans. Since its initial approval by our shareholders in February 2000, the large majority of new stock option grants have been made under our 1999 Stock Incentive Compensation Plan (1999 Plan). Additionally, from time to time new stock option grants are made from our 1996 Stock Option Plan (1996 Plan) as shares become available under that plan due to cancellation or expiration of outstanding options. In addition to these two plans, we also assumed a plan in connection with our acquisition of MountainGate in September 1999 and we assumed the outstanding options under the 1997 Pathlight Technology Plan (Pathlight Plan) in connection with our acquisition of Pathlight in May 2001. The Pathlight Plan consisted of options to purchase 520,502 shares. Substantially all of the options granted under that plan were incentive stock options with a ten-year life that became fully vested upon the acquisition. In fiscal 2002, the board of directors approved the 2002 Team Member Retention Stock Option Plan (2002 Plan), under which 540,000 shares were authorized for issuance upon exercise of options granted to existing team members. We will not make any additional grants under the Pathlight Plan or the 2002 Plan.

The terms of our 1996 Plan, 1999 Plan and 2002 Plan require the option price to be equal to or greater than the fair market value of our common stock on the date of grant. Options may be exercisable for all or part of the shares as determined by the individual option agreement; the majority of the options issued under these plans vest 25% per year for four years. Options granted prior to August 2002 and after July 2005 typically expire five years from the grant date, and options granted between August 2002 and July 2005 typically expire ten years from the grant date. All options granted under these plans have been nonqualified stock options. As of October 31, 2005, under all of our plans, options to purchase an aggregate of 5.2 million shares were outstanding, and options to purchase an additional 5.1 million shares were authorized for future grants under the plans.

Additionally, eligible team members may purchase shares of common stock on favorable terms through payroll deductions in accordance with our 1997 Stock Purchase Plan. This plan provides that the purchase price of the stock must not be less than 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Under this plan, 325,000, 282,000 and 422,000 shares of stock were issued during fiscal 2005, 2004 and 2003, respectively.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows (options in thousands):

	Options	Weighted Average Exercise Price
Balance at October 31, 2002	9,522	$12.56
Options granted	948	8.90
Options exercised	(1,512)	3.98
Options canceled	(622)	12.75
Options expired	(253)	18.67

Balance at October 31, 2003	8,083	13.51
Options granted, equal to fair market value	912	9.39
Options granted, greater than fair market value	178	9.98
Options exercised	(761)	7.11
Options canceled	(691)	12.39
Options expired	(565)	18.48

Balance at October 31, 2004	7,156	13.31
Options granted	1,036	8.62
Options exercised	(249)	6.02
Options canceled	(509)	9.66
Options expired	(2,190)	20.56

Balance at October 31, 2005	5,244	$10.06

At October 31, 2005, a total of 2.9 million options were exercisable at a weighted average exercise price of $10.97. At October 31, 2004, a total of 4.0 million options were exercisable at a weighted average exercise price of $16.12.

The following table summarizes information about stock options outstanding at October 31, 2005 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.1230 - $ 3.4560	24	42 mos	$2.3224	24	$2.3224
$ 5.2550 - $ 7.7100	767	78 mos	$5.6465	484	$5.5338
$ 8.2600 - $11.5250	3,674	50 mos	$9.5022	1,685	$9.9986
$12.4400 - $18.0625	545	30 mos	$15.2569	423	$15.5072
$20.0625 - $23.2050	234	4 mos	$21.8945	234	$21.8945

14.    Bonus Plan

We currently have a non-contributory bonus plan for all team members except certain team members based outside the United States and commissioned staff. Distributions under the bonus plan are generally based upon a combination of team member salaries and achievement of Company and individual performance goals. The board frequently establishes a threshold level of financial performance that must be achieved before distributions are made under the bonus plan. We did not

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

achieve the financial performance thresholds set by the board for fiscal 2005. With the exception of guarantees, no distributions were paid to team members for fiscal 2005. For fiscal 2004, the board established a threshold level of financial performance for certain high-level team members. We did not achieve that level of performance in fiscal 2004. With the exception of guarantees, no distributions were paid to these high-level team members for fiscal 2004. We achieved a significant number of our financial and non-financial performance goals during fiscal 2003. Therefore, all eligible team members received a partial payout of their target bonus for fiscal 2003. ADIC’s contributions to the plan totaled $28,000, $185,000 and $6.7 million for fiscal 2005, 2004 and 2003, respectively.

15.    Defined Contribution 401(k) Plan

We offer a defined contribution 401(k) plan for our team members in the United States as well as certain team members outside of the United States. ADIC’s matching contributions to the plan were $1.4 million, $1.6 million and $1.3 million for fiscal 2005, 2004 and 2003, respectively.

16.    Exit Costs

Research and Development Facility Closures

In February 2005, we announced plans to close our research and development facilities in Ithaca, New York and Santa Clara, California. The purpose of these closures was to optimize efficiency and reduce our cost structure by streamlining and integrating overhead from several acquisitions. Both facilities were abandoned and the closures were completed during the fourth quarter of fiscal 2005. The charges related to these closures are recorded in research and development expense. The activity for the year ended October 31, 2005 is as follows (in thousands):

	Workforce Reduction and Relocation Costs	Facility-Related Costs	Other Costs	Total
October 31, 2004	$—	$—	$—	$—
Charges	529	1,182	58	1,769
Cash payments	(529)	(19)	(58)	(606)
Noncash adjustments	—	(254)	—	(254)

October 31, 2005	$—	$909	$—	$909

The Santa Clara lease concluded in September 2005 and did not impact the facility-related exit costs. We accrued the net present value of the remaining lease payments for the Ithaca facility. Approximately 45% of the space in Ithaca has been subleased through the remaining lease term of August 2011, and approximately 7% of the space has been subleased through November 2008. The net present value of the subleases reduced the accrual for the remaining lease payments. Noncash adjustments include an asset impairment loss of $247,000 for the write-off of fixed assets in the Ithaca facility. The remaining equipment at these facilities was transferred to other ADIC locations.

Substantially all expected costs related to these facility closures were accrued during fiscal 2005. We do not expect any significant additional costs in fiscal 2006 or future years. The $1.8 million in exit costs is lower than our initial estimate primarily due to the inclusion of future income from subleasing approximately 52% of the Ithaca facility and lower actual workforce reduction and relocation costs. Our initial estimate, included on our Form 8-K filed with the SEC on February 4, 2005, ranged from $2.1 million to $4.0 million, excluding potential sublease income.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

European Shared Services Reorganization

In February 2005, we began a reorganization of our European operations to create a shared services center in Switzerland. The purpose of this reorganization was to improve our ability to meet our customers’ needs; centralize our administrative support functions and operating and financial controls; streamline our reporting; and improve our operating cost model by streamlining and integrating overhead from several acquisitions. The reorganization will impact administrative team members, some of whom will be relocating elsewhere within our European operations. The reorganization is expected to be complete by the second quarter of fiscal 2006. The charges related to the reorganization are recorded in general and administrative expense. The activity for the year ended October 31, 2005 is as follows (in thousands):

	Workforce Reduction and Relocation Costs	Other Costs	Total
October 31, 2004	$—	$—	$—
Charges	454	—	454
Cash payments	—	—	—

October 31, 2005	$454	$—	$454

We expect to record additional charges related to the reorganization during the first half of fiscal 2006. We currently anticipate total additional charges as follows (in thousands):

Workforce reduction and relocation costs	$200
Other costs	25

$225

Other

During fiscal 2001, we recorded a $2.3 million liability to reflect anticipated costs to exit a manufacturing and development site in Englewood, Colorado which was replaced by a larger facility in Englewood in fiscal 2002. These accrued costs represent our estimate of the net amount of lease payments related to unused capacity of the old facility. The activity for the years ended October 31, 2005, 2004 and 2003, is as follows (in thousands):

	2005	2004	2003
Balance at beginning of period	$497	$1,008	$1,641
Cash payments	(332)	(511)	(633)

Balance at end of period	$165	$497	$1,008

We believe the remaining accrual of $165,000 at October 31, 2005 is adequate to cover the cost of unused capacity in the facility through the end of the lease term in December 2006.

17.    Commitments and Contingencies

As of October 31, 2005 we leased facilities in Redmond, Washington; Englewood, Colorado; Ithaca, New York; Richardson, Texas; Burnsville, Minnesota; Munich, Germany; Böehmenkirch, Germany; Paris, France; Zurich, Switzerland and London, England for administrative, sales and

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketing, research and development, operations and warehouse activities. Additional sales and service offices are leased at various sites in the United States, Europe and Asia.

Our noncancelable operating leases, some of which include rent holidays and escalation clauses, have terms ranging from fiscal 2006 through 2014. We also hold noncancelable operating subleases, with terms ranging from fiscal 2006 through 2011. Minimum annual future rental commitments for these leases and subleases at October 31, 2005, are shown in the following table (in thousands):

Year Ended October 31,	Minimum Lease Rentals	Minimum Sublease Rentals	Minimum Net Lease Rentals
2006	$5,383	$(127)	$5,256
2007	4,205	(129)	4,076
2008	2,954	(129)	2,825
2009	2,298	(109)	2,189
2010	2,147	(107)	2,040
Thereafter	2,662	(89)	2,573

Aggregate rent expense was $6.3 million in fiscal 2005, $5.8 million in fiscal 2004 and $6.1 million in fiscal 2003. We received $23,000 from sublease rentals during fiscal 2005 and had no sublease rentals in fiscal 2004 or 2003. A net amount of $730,000 for future lease costs less sublease rentals associated with our Ithaca facility is included in our exit cost liability and recorded in accounts payable.

We are obligated to make three remaining annual payments of $200,000 through fiscal 2008 for a $1.0 million patent license that is recorded as an intangible asset. These future obligations are recorded in accounts payable and other long-term liabilities at October 31, 2005.

As of October 31, 2005, we had commitments to provide an additional $2.2 million in capital funding towards strategic investments we currently hold in two limited partnership venture capital funds. We will invest funds as requested until our remaining commitments are satisfied.

As part of our agreement with a contract manufacturer, we could find it expedient to pay a fee to gain ownership of certain manufacturing and manufacturing test process information and fixtures for one of our products. At this time we are unable to reasonably estimate the amount of the potential payment, if any. Accordingly, no provision for this potential liability has been made in our consolidated financial statements.

From time to time we are involved in legal proceedings and governmental investigations that arise in the ordinary course of business. We do not expect any of these proceedings or investigations to have a material adverse effect on our business, financial condition, liquidity or operating results. However, legal claims and governmental investigations are inherently uncertain, and we cannot assure that we will not be adversely affected in the future by such events.

18.    Geographic Information

Major operations outside the United States consist of ADE in France, ADIC Germany, ADIC Switzerland and ADIC UK, all of which are wholly owned subsidiaries. Certain information regarding operations in this geographic segment is presented in the table below. Transfers between geographic segments are made at arms-length prices consistent with rules and regulations of governing tax authorities. The profits on these transfers are not recognized until sales are made to non-affiliated customers.

ADVANCED DIGITAL INFORMATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excluded from U.S. revenue are transfers from the U.S. to ADE, ADIC Germany, ADIC Switzerland and ADIC UK of $33.4 million, $42.8 million and $42.0 million in fiscal 2005, 2004 and 2003, respectively. Included in U.S. sales are export sales to unaffiliated customers of $64.3 million, $72.3 million and $64.1 million in fiscal 2005, 2004 and 2003, respectively. Sales to OEMs, where ownership transfers at a third party warehouse, are not necessarily reflective of the final destination of the product.

International sales are comprised of U.S. export sales to unaffiliated customers and sales of our non-U.S. subsidiaries. Total international sales were $160.6 million, $159.2 million and $147.7 million in fiscal 2005, 2004 and 2003, respectively. Included in the following table are net sales and long-lived assets attributed to our entities based on country of domicile (in thousands):

	Years Ended October 31,
	2005	2004	2003
Net sales:
United States	$357,849	$367,865	$340,442
Europe	96,329	86,954	83,556

	$454,178	$454,819	$423,998

Long-lived assets:
United States	$59,126	$59,991	$60,930
Europe	13,678	20,521	17,300

	$72,804	$80,512	$78,230

Within Europe, approximately 37% of our long-lived assets at October 31, 2005 were located in Germany.

19.    Quarterly Information (unaudited)

	(In thousands, except for per share data)
	2005
	Q1	Q2	Q3	Q4
Revenue	$110,820	$106,171	$111,015	$126,172
Gross profit	$32,793	$32,736	$33,257	$40,277
Operating profit (loss)	$(1,419)	$41	$1,095	$4,370
Net income (loss)	$(270)	$733	$7,380	$6,430
Basic net income (loss) per share	$0.00	$0.01	$0.11	$0.11
Diluted net income (loss) per share	$0.00	$0.01	$0.11	$0.11

	(In thousands, except for per share data)
	2004
	Q1	Q2	Q3	Q4
Revenue	$118,305	$111,067	$110,034	$115,413
Gross profit	$34,319	$31,325	$29,647	$33,940
Operating profit (loss)	$4,663	$(1,420)	$(3,263)	$2,248
Net income (loss)	$4,768	$(1,320)	$(1,406)	$5,693
Basic net income (loss) per share	$0.07	$(0.02)	$(0.02)	$0.09
Diluted net income (loss) per share	$0.07	$(0.02)	$(0.02)	$0.09

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.

Our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2005, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, an internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

We, the management of Advanced Digital Information Corporation, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets of the Company; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets, that could have a material effect on our financial statements, would be prevented or detected on a timely basis.

We have assessed the effectiveness of our internal control over financial reporting as of October 31, 2005. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control – Integrated Framework.” The assessment included review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the operating effectiveness of the controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this assessment, we concluded that, as of October 31, 2005, we maintained effective internal control over financial reporting.

Our company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, audited our assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005, as stated in their report appearing under Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item will be included in our Proxy Statement to be filed in connection with our annual meeting of shareholders to be held on March 15, 2006 and is incorporated herein by reference to the sections entitled “Election of Directors,” “Board of Directors, Committees and Corporate Governance,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Code of Ethics” in the Proxy Statement. Such Proxy Statement will be filed within 120 days of our fiscal year end, October 31, 2005.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Compensation of Executive Officers,” “Report of the Compensation Committee on Annual Compensation” and “Performance Graph” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Management and Principal Shareholders” in the Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information about our equity compensation plans in effect as of October 31, 2005 that provide for the award of securities or the grant of options, warrants or rights to purchase the securities to team members of the Company or its subsidiaries or to any other person.

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(#)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(#)
Equity compensation plans approved by security holders	4,872,821		$10.22		6,199,194	(1)(2)(3)
Equity compensation plans not approved by security holders	347,500	(4)	$8.37	(4)	392,168

Total	5,220,321		$10.09		6,591,362	(1)(2)(3)

(1)	Under the 1999 Stock Incentive Plan, a maximum of 1,200,000 shares of common stock may be issued as stock awards. To date, no stock awards have been issued under this Plan.
(2)	Includes 1,508,110 shares of common stock that may be issued under the Company’s 1997 Stock Purchase Plan, which is intended to qualify under Section 423 of the Code.
(3)	Pursuant to a program administered under the Company’s 1999 Stock Incentive Plan (the “Program”) each director who is not an employee of the Company (an “Eligible Director”) will automatically receive a nonqualified stock option to purchase 24,000 shares of common stock upon his or her initial election or appointment. The Program also provides for an automatic annual grant of options to purchase 6,000 shares of common stock to each Eligible Director on the date of each annual meeting of shareholders.
(4)	In connection with the acquisition of Pathlight Technologies, Inc. in May 2001, the Company assumed stock options that had been issued by Pathlight. As of October 31, 2005, assumed options to purchase 23,874 shares of common stock remained outstanding. These outstanding assumed options have a weighted average exercise price of $2.32 per share. If an assumed option is not exercised, no additional option to purchase shares of our common stock will be issued in place of such unexercised option. The above table does not include any information about these assumed options.

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

On the date the plan was approved by the Board, the Compensation Committee, as Plan Administrator, approved one-time special retention grants of options covering all 540,000 shares available under the plan to 39 non-executive key Team Members. None of the Company’s executive officers received option grants under this plan. All options granted under this plan vest at a rate of

25% per year over a four-year period, have a term of five years from the date of grant, and an exercise price of $8.37 per share, which was the fair market value of the Company’s common stock on the grant date. As of October 31, 2005, options to purchase 347,500 shares remained outstanding under this plan. Shares subject to options granted under the Team Member Retention Plan that have lapsed or terminated do not become available for future option grants and no further grants will be made under the plan. Options granted under the Team Member Retention Plan may not be transferred by the optionee other than by will or the laws of descent or distribution, except for certain transfers that may be permitted by the Plan Administrator. Unless otherwise determined by the Plan Administrator, an optionee whose relationship with the Company or any related corporation ceases for any reason (other than termination for cause, retirement, death or disability, as such terms are defined in the plan) may exercise the portion of the option that is vested as of the date of termination prior to the earlier of the option’s specified expiration date and the three-month period following such cessation. Unless otherwise determined by the Plan Administrator, in the event the optionee is terminated for cause, the options terminate upon the optionee’s notification of such cause. Unless otherwise determined by the Plan Administrator, in the event the optionee retires, dies or becomes disabled, the portion of the option that is vested as of the date of retirement, death or disability may be exercised prior to the earlier of the option’s specified expiration date and one year from the date of the optionee’s termination date. Notwithstanding the foregoing, if the optionee dies after termination but while the option is still otherwise exercisable, the portion of the option that is vested as of the date of termination may be exercised prior to the earlier of the option’s specified expiration date and one year from the date of death, unless the Plan Administrator determines otherwise.

Special Director Option Grants

As of October 31, 2005, no options to purchase shares remained outstanding under special option grants that were made to the Company’s nonemployee directors in August 2000. These options were granted in connection with a Company-wide adjustment stock option grant. These option grants are administered by the Compensation Committee of the Board. The term of each option is five years from the date of grant, and the options vested in full one year from the date of grant. Restrictions relating to transferability of these options and the terms on which they may be exercised in the event the optionee’s relationship with the Company ceases are substantially similar to those described under the description of the Company’s Team Member Retention Plan above.

1999 Team Member Plan

In connection with the acquisition of MountainGate Imaging Systems Corporation in August 1999, ADIC assumed MountainGate’s stock option plan. This plan, which was subsequently renamed the 1999 Team Member Plan, had been approved by MountainGate’s shareholders. As of October 31, 2005, no options to purchase shares of common stock were outstanding under this plan, and 392,168 shares remained available for future grant. All options granted under this plan vest at a rate of 25% per year over a four-year period, have a term of five years from the date of grant, and must be granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date. Restrictions relating to transferability of the options granted under the 1999 Team Member Plan and the terms on which they may be exercised in the event the optionee’s relationship with the Company ceases are substantially similar to those described under the description of the Team Member Retention Plan above.

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

(3)    Exhibits. See page 65 for index to exhibits.

INDEX TO EXHIBITS

(Item 15b)

Exhibit Number		Description	Reference
3.1		Restated Articles of Incorporation of ADIC (Exhibit 3.1)	(A	)

3.2		Restated Bylaws of ADIC (Exhibit 3.2)	(B	)

4.1		Rights Agreement, dated as of August 12, 1996, between ADIC and ChaseMellon Shareholders Services, L.L.C., as Rights Agent (Exhibit 4.2)	(C	)

4.2		Specimen Common Stock Certificate (Exhibit 4.2)	(D	)

10.1		Lease Agreement and Work Letter Agreement between The Quadrant Corporation and ADIC (Exhibit 10.1)	(E	)

10.2		Lease Agreement between Opus Northwest LLC and ADIC (Exhibit 10.1)	(F	)

10.3	*	ADIC Bonus Plan (Exhibit 10.3)	(B	)

10.4	*	Amended 1997 Stock Purchase Plan (Appendix C)	(G	)

10.5	*	ADIC 1996 Stock Option Plan (Exhibit 99.2)	(H	)

10.6	*	ADIC 1999 Stock Incentive Compensation Plan (Appendix B)	(G	)

10.7	*	1997 Stock Option Plan of Pathlight Technology, Inc (Exhibit 99.3)	(I	)

10.8	*	ADIC 2002 Team Member Retention Stock Option Plan (Exhibit 10.9)	(D	)

10.9	*	1999 Team Member Plan (Exhibit 99.1)	(H	)

10.10	*	Outside Directors August 2000 Stock Option Program (Exhibit 99.1)	(I	)

10.11	*	Form of Indemnification Agreement (Exhibit 10.5)	(J	)

10.12	*	Schedule of Indemnification Agreements

10.13	*	Form of Change of Control Agreement (Exhibit 10.1)	(K	)

10.14	*	Schedule of Change of Control Agreements

10.15	*	Letter agreement with William Britts regarding expatriate related expenses (Exhibit 10.15)	(B	)

10.16	*	Form of 1999 Stock Incentive Compensation Plan Non-Qualified Stock Option Agreement (Exhibit 10.16)	(L	)

10.17	*	Form of 1999 Stock Incentive Compensation Plan Non-Qualified Stock Option Agreement for Non-Employee Directors (Exhibit 10.17)	(L	)

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President-Finance and Operations of Advanced Digital Information Corporation, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description	Reference

32.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President-Finance and Operations of Advanced Digital Information Corporation, as adopted pursuant to 1 U.S.C. Section 1350 pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(A)	Incorporated by reference to designated exhibit to Form S-4 (File No. 333-55652), filed on February 14, 2001.

(B)	Incorporated by reference to designated exhibits to the Annual Report on Form 10-K (File No. 000-21103), filed on January 28, 2004.

(C)	Incorporated by reference to designated exhibit to Form 10-12G/A (File No. 000-21103), filed on August 22, 1996.

(D)	Incorporated by reference to designated exhibits to the Annual Report on Form 10-K (File No. 000-21103), filed on January 28, 2003.

(E)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K (File No. 000-21103), filed on January 23, 1998.

(F)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q (File No. 000-21103), filed on September 12, 2001.

(G)	Incorporated by reference to designated appendixes of the Proxy Statement (Def 14A) filed on January 30, 2004.

(H)	Incorporated by reference to designated exhibits of Registration Statement No. 333-93429 on Form S-8, filed on December 22, 1999.

(I)	Incorporated by reference to designated exhibits of Registration Statement No. 333-61082 on Form S-8, filed on May 17, 2001.

(J)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K (File No. 000-21103), filed on January 16, 1997.

(K)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q (File No. 000-21103), filed on September 1, 1999.

(L)	Incorporated by reference to designated exhibits to the Annual Report on Form 10-K (File No. 000-21103), filed on January 13, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

PETER H. VAN OPPEN

Peter H. van Oppen

Chair and Chief Executive Officer

Dated: January 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PETER H. VAN OPPEN Peter H. van Oppen	Chair and Chief Executive Officer (Principal Executive Officer)	January 13, 2006

JON W. GACEK Jon W. Gacek	Chief Financial Officer and Executive Vice President-Finance and Operations (Principal Financial and Accounting Officer)	January 13, 2006

TOM A. ALBERG Tom A. Alberg	Director	January 13, 2006

CHRISTOPHER T. BAYLEY Christopher T. Bayley	Director	January 13, 2006

FRANK M. (“PETE”) HIGGINS Frank M. (“Pete”) Higgins	Director	January 13, 2006

JOHN W. STANTON John W. Stanton	Director	January 13, 2006

WALTER F. WALKER Walter F. Walker	Director	January 13, 2006