Form 10-K/A
period 2005-10-31
ADVANCED DIGITAL INFORMATION CORP
filed 2006-02-08
CIK 770403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

Form 10-K/A

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

EXPLANATORY NOTE

Advanced Digital Information Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2005, originally filed with the Securities and Exchange Commission on January 16, 2006 (the “Original Filing”), for the purpose of amending Exhibit 10.14, Schedule of Change of Control Agreements, to the Original Filing. We are also updating the signature page and Exhibits 31.1 and 31.2.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 15 of Part IV, as amended, is set forth below. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the filing date of the Original Filing and reflects only the changes discussed above. No other information included in the Original Filing, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a. The following documents are filed as part of this report:

(1) Financial Statements: See listing of Financial Statements included as a part of the Original Filing in Item 8 of Part II.

(2) All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits. See pages 3-4 for index to exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

/s/ PETER H. VAN OPPEN
Peter H. van Oppen
Chair and Chief Executive Officer

Dated: February 8, 2006

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
3.1	Restated Articles of Incorporation of ADIC (Exhibit 3.1)	(A)

3.2	Restated Bylaws of ADIC (Exhibit 3.2)	(B)

4.1	Rights Agreement, dated as of August 12, 1996, between ADIC and ChaseMellon Shareholders Services, L.L.C., as Rights Agent (Exhibit 4.2)	(C)

4.2	Specimen Common Stock Certificate (Exhibit 4.2)	(D)

10.1	Lease Agreement and Work Letter Agreement between The Quadrant Corporation and ADIC (Exhibit 10.1)	(E)

10.2	Lease Agreement between Opus Northwest LLC and ADIC (Exhibit 10.1)	(F)

10.3*	ADIC Bonus Plan (Exhibit 10.3)	(B)

10.4*	Amended 1997 Stock Purchase Plan (Appendix C)	(G)

10.5*	ADIC 1996 Stock Option Plan (Exhibit 99.2)	(H)

10.6*	ADIC 1999 Stock Incentive Compensation Plan (Appendix B)	(G)

10.7*	1997 Stock Option Plan of Pathlight Technology, Inc (Exhibit 99.3)	(I)

10.8*	ADIC 2002 Team Member Retention Stock Option Plan (Exhibit 10.9)	(D)

10.9*	1999 Team Member Plan (Exhibit 99.1)	(H)

10.10*	Outside Directors August 2000 Stock Option Program (Exhibit 99.1)	(I)

10.11*	Form of Indemnification Agreement (Exhibit 10.5)	(J)

10.12*	Schedule of Indemnification Agreements	†

10.13*	Form of Change of Control Agreement (Exhibit 10.1)	(K)

10.14*	Schedule of Change of Control Agreements

10.15*	Letter agreement with William Britts regarding expatriate related expenses (Exhibit 10.15)	(B)

10.16*	Form of 1999 Stock Incentive Compensation Plan Non-Qualified Stock Option Agreement (Exhibit 10.16)	(L)

10.17*	Form of 1999 Stock Incentive Compensation Plan Non-Qualified Stock Option Agreement for Non-Employee Directors (Exhibit 10.17)	(L)

21.1	Subsidiaries of the Registrant	†

23.1	Consent of Independent Registered Public Accounting Firm	†

31.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President-Finance and Operations of Advanced Digital Information Corporation, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description	Reference
32.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†

32.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President-Finance and Operations of Advanced Digital Information Corporation, as adopted pursuant to 1 U.S.C. Section 1350 pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†

*	Management contract or compensatory plan or arrangement.
†	Previously filed.
(A)	Incorporated by reference to designated exhibit to Form S-4 (File No. 333-55652), filed on February 14, 2001.
(B)	Incorporated by reference to designated exhibits to the Annual Report on Form 10-K (File No. 000-21103), filed on January 28, 2004.
(C)	Incorporated by reference to designated exhibit to Form 10-12G/A (File No. 000-21103), filed on August 22, 1996.
(D)	Incorporated by reference to designated exhibits to the Annual Report on Form 10-K (File No. 000-21103), filed on January 28, 2003.
(E)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K (File No. 000-21103), filed on January 23, 1998.
(F)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q (File No. 000-21103), filed on September 12, 2001.
(G)	Incorporated by reference to designated appendixes of the Proxy Statement (Def 14A) filed on January 30, 2004.
(H)	Incorporated by reference to designated exhibits of Registration Statement No. 333-93429 on Form S-8, filed on December 22, 1999.
(I)	Incorporated by reference to designated exhibits of Registration Statement No. 333-61082 on Form S-8, filed on May 17, 2001.
(J)	Incorporated by reference to designated exhibit to the Annual Report on Form 10-K (File No. 000-21103), filed on January 16, 1997.
(K)	Incorporated by reference to designated exhibit to the Quarterly Report on Form 10-Q (File No. 000-21103), filed on September 1, 1999.
(L)	Incorporated by reference to designated exhibits to the Annual Report on Form 10-K (File No. 000-21103), filed on January 13, 2005.