Form 10-Q
period 2006-01-31
ADVANCED DIGITAL INFORMATION CORP
filed 2006-03-13
CIK 770403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

The total shares of common stock without par value outstanding as of January 31, 2006 is 61,873,701.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Advanced Digital Information Corporation

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	January 31, 2006	October 31, 2005
Assets
Current assets:
Cash and cash equivalents	$262,194	$131,554
Accounts receivable, net of allowances of $1,877 in 2006 and $1,929 in 2005	89,121	105,879
Inventories, net	29,956	26,218
Short-term marketable securities	3,083	121,025
Prepaid expenses and other	3,611	4,577
Deferred income taxes	11,635	11,318

Total current assets	399,600	400,571
Property, plant and equipment, net of accumulated depreciation of $48,508 in 2006 and $44,781 in 2005	43,248	42,499
Service parts for maintenance, net of accumulated amortization of $37,144 in 2006 and $37,688 in 2005	26,394	26,491
Deferred income taxes	20,875	19,227
Investments	3,179	3,485
Goodwill	2,596	2,596
Intangible and other assets, net of accumulated amortization of $3,853 in 2006 and $3,658 in 2005	1,024	1,218

	$496,916	$496,087

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,090	$56,991
Accrued liabilities	18,763	19,230
Income taxes payable	1,749	1,416
Current portion of deferred revenue	39,424	39,910

Total current liabilities	110,026	117,547
Long-term deferred revenue	19,242	18,242
Other long-term liabilities	200	400
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 61,873,701 issued and outstanding (61,455,694 in 2005)	221,110	216,268
Retained earnings	145,617	142,150
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	754	770
Unrealized investment gains (losses)	(33)	710

Total shareholders’ equity	367,448	359,898

	$496,916	$496,087

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three months ended January 31,
	2006	2005
Revenue:
Product	$105,342	$97,630
Service	13,899	13,190

	119,241	110,820

Cost of revenue:
Product	73,083	68,535
Service	11,106	9,492

	84,189	78,027

Gross profit	35,052	32,793

Operating expenses:
Sales and marketing	17,447	16,682
General and administrative	6,889	6,273
Research and development	9,849	11,257

	34,185	34,212

Operating profit (loss)	867	(1,419)

Other income (expense):
Interest income	2,005	1,045
Gain on securities and investment transactions, net	9	34
Foreign currency transaction gains, net	109	93
Other	77	(85)

	2,200	1,087

Income (loss) before benefit for income taxes	3,067	(332)
Benefit for income taxes	(400)	(62)

Net income (loss)	$3,467	$(270)

Basic net income (loss) per share	$0.06	$0.00

Diluted net income (loss) per share	$0.06	$0.00

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended January 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,467	$(270)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,724	6,262
Bad debt expense	(41)	260
Inventory obsolescence	990	876
Gain on securities and investment transactions	(9)	(34)
Stock-based compensation	1,395	—
Deferred income taxes	(1,552)	15
Tax benefit from exercise of stock options	—	50
Excess tax benefit from exercise of stock options	(427)	—
Other	(67)	21
Change in assets and liabilities:
Accounts receivable	16,770	8,494
Inventories	(3,936)	3,795
Prepaid expenses and other assets	965	(1,615)
Service parts for maintenance	(2,727)	(2,199)
Accounts payable	(7,403)	(4,256)
Accrued liabilities	(381)	806
Income taxes	750	(224)
Deferred revenue	489	3,306

Net cash provided by operating activities	15,007	15,287

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,057)	(2,790)
Purchase of marketable securities	(236,979)	(68,803)
Proceeds from maturities of securities	344,270	46,590
Proceeds from sales of securities	10,301	—
Purchase of other investments	(477)	(429)

Net cash provided by (used in) investing activities	112,058	(25,432)

Cash flows from financing activities:
Proceeds from issuance of common stock for stock options	3,020	381
Excess tax benefit from exercise of stock options	427	—

Net cash provided by financing activities	3,447	381

Effect of exchange rate changes on cash and cash equivalents	128	39

Net increase (decrease) in cash and cash equivalents	130,640	(9,725)
Cash and cash equivalents at beginning of period	131,554	94,695

Cash and cash equivalents at end of period	$262,194	$84,970

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three months ended January 31, 2006

(In thousands)

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 31, 2005	61,456	$216,268	$142,150	$1,480	$359,898
Exercise of stock options, including tax benefit of $427	418	3,447	—	—	3,447
Stock-based compensation		1,395	—	—	1,395
Comprehensive income (loss):
Net income	—	—	3,467	—	—
Change in unrealized investment gains (losses):
Reclassification adjustment: gain included in net income, net of tax of $277	—	—	—	(515)	—
Unrealized investment losses, net of tax of $123	—	—	—	(228)	—
Change in foreign currency translation adjustment	—	—	—	(16)	—
Total comprehensive income	—	—	—	—	2,708

Balance at January 31, 2006	61,874	$221,110	$145,617	$721	$367,448

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements

January 31, 2006

(Unaudited)

Note 1. Financial statement presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of Advanced Digital Information Corporation and its subsidiaries (ADIC or the Company). All significant intercompany transactions, balances and profits have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three-month period ended January 31, 2006 are not necessarily indicative of results to be expected for a full year.

Note 2. Summary of significant accounting policies

The significant accounting policies used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended October 31, 2005. Additional significant accounting policies for fiscal 2006 are disclosed below.

Stock-based Compensation

On November 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004),” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. FAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to application of FAS 123(R). We have applied the provisions of SAB 107 in our adoption of FAS 123(R).

We adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of our 2006 fiscal year. We also elected to use the method available under FASB Staff Position FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in FAS 123(R) for stock-based payments. In accordance with the modified prospective transition method, our condensed consolidated financial statements for periods prior to the first quarter of fiscal 2006 have not been restated to reflect this change. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the first quarter of fiscal 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, October 31, 2005 and stock-based awards granted subsequent to October 31, 2005.

The compensation cost for awards granted prior to October 31, 2005 is based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 while awards granted after October 31, 2005 follow the provisions of FAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

Upon adoption of FAS 123(R), we continued to use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FAS 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Note 3. Stock-based compensation plans

Effective November 1, 2005, we adopted FAS 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective application transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. Previously, we applied APB 25 and related Interpretations, as permitted by FAS 123.

Determining Fair Value Under FAS 123(R)

Valuation and Amortization Method. We estimate the fair value of stock-based awards granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted during the three months ended January 31, 2006 and 2005 vest 25% per year over four years and have contractual terms of five and ten years, respectively. Stock purchases under our stock purchase plan have an expected life of six months, which is equal to the offering period.

Expected Volatility. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The volatility factor we use in the Black-Scholes option valuation model is based on our historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no shares purchased under our stock purchase plan during the three months ended January 31, 2006 and 2005, respectively. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three months ended January 31,
	2006	2005
Expected life (in years)	3.0	6.0
Expected volatility	48%	76%
Risk-free interest rate	4.39%	3.77%
Expected dividend yield	0%	0%
Expected forfeiture rate	32%	35%
Fair value	$3.71	$6.58

Stock-based Compensation Under FAS 123(R)

The following table summarizes stock-based compensation expense related to stock-based awards under FAS 123(R) for the three months ended January 31, 2006 which was incurred as follows (in thousands):

Three months ended January 31, 2006
Stock-based compensation:
Cost of revenue	$281
Sales and marketing	378
General and administrative	328
Research and development	408

Total stock-based compensation	$1,395

At January 31, 2006 we had 2.3 million non-vested stock options that had a weighted average grant date fair value of $5.05. As of January 31, 2006, we had $6.6 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of 2.4 years.

The following table presents the impact of our adoption of FAS 123(R) on selected line items from our condensed consolidated financial statements for the three months ended January 31, 2006 (in thousands, except per share amounts):

	Three months ended January 31, 2006
	As Reported Following FAS 123 (R)	If Reported Following APB 25
Condensed consolidated statement of operations:
Operating profit	$867	$2,262
Income before benefit for income taxes	3,067	4,462
Net income	3,467	4,374
Net income per share
Basic	0.06	0.07
Diluted	0.06	0.07
Condensed consolidated statement of cash flows:
Net cash provided by operating activities	15,007	15,434
Net cash provided by financing activities	3,447	3,020

Stock Option Activity

At January 31, 2006, we had five stock option plans. Additional information regarding these plans is disclosed in our Annual Report on Form 10-K for the year ended October 31, 2005. As of January 31, 2006, under all of our plans, options to purchase an aggregate of 4.6 million shares were outstanding, and options to purchase an additional 5.4 million shares were authorized for future grants under the plans. We issue new shares for option exercises.

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows (options in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 31, 2005	5,244	$10.06
Options granted	102	10.06
Options exercised	(418)	7.23
Options canceled	(90)	8.66
Options expired	(237)	14.95

Outstanding at January 31, 2006	4,601	$10.09	4.1 years	$5,428

Exercisable at January 31, 2006	2,289	$11.29	2.9 years	$2,315

At October 31, 2005, a total of 2.9 million options were exercisable at a weighted-average exercise price of $10.97. The aggregate intrinsic value of options outstanding at January 31, 2006 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 2.6 million options that had exercise prices that were lower than the $10.01 closing market price of our common stock at January 31, 2006. The total intrinsic value of options exercised during the three months ended January 31, 2006 was $1.2 million, determined as of the date of exercise. The total fair value of options that vested and forfeited during the quarter ended January 31, 2006 was $758,000 and $1.2 million, respectively.

The following table summarizes information about stock options outstanding at January 31, 2006 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.1230 - $ 3.4560	20	46 mos	$2.1212	20	$2.1212
$ 5.2550 - $ 7.7100	555	76 mos	$5.7234	311	$5.7111
$ 8.2600 - $ 11.5250	3,378	50 mos	$9.5499	1,374	$10.1524
$12.4400 - $ 18.0625	515	27 mos	$15.2886	451	$15.5093
$23.2050	133	3 mos	$23.2050	133	$23.2050

Pro Forma Information Under FAS 123 and APB 25

Prior to fiscal 2006, stock-based compensation plans were accounted for using the intrinsic value method prescribed in APB 25 and related Interpretations. No stock-based compensation was reflected in net loss in the three months ended January 31, 2005, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, our net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	Three months ended January 31,
	2006	2005
Net income (loss), as reported	$3,467	$(270)
Add: stock-based compensation included in net income (loss), net of tax	907	—
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(907)	(1,770)

Pro forma net income (loss)	$3,467	$(2,040)

Basic net income (loss) per share:
As reported	$0.06	$0.00

Pro forma	$0.06	$(0.03)

Diluted net income (loss) per share:
As reported	$0.06	$0.00

Pro forma	$0.06	$(0.03)

Note 4. Earnings per share

For the three months ended January 31, 2006 and 2005, respectively, options to purchase 3.5 million and 2.6 million shares of common stock, which would be equal to 930,000 and 425,000 adjusted weighted average shares, were not included in the computation of diluted net income (loss) per share because they were antidilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended January 31, 2006 and 2005 (in thousands, except for per share data):

	Three months ended January 31,
	2006	2005
Numerator:
Net income (loss)	$3,467	$(270)

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	61,619	63,791
Dilutive potential common shares from team member (employee) stock options	223	—

Denominator for diluted net income (loss) per share—adjusted weighted average shares and assumed conversions	61,842	63,791

Basic net income (loss) per share	$0.06	$0.00

Diluted net income (loss) per share	$0.06	$0.00

Note 5. Inventories

Inventories are comprised of the following (in thousands):

	January 31, 2006	October 31, 2005
Finished goods	$14,960	$14,818
Work-in-process	137	74
Raw materials	25,531	21,498

	40,628	36,390
Allowance for inventory obsolescence	(10,672)	(10,172)

	$29,956	$26,218

Note 6. Investments in marketable securities and other investments

At January 31, 2006, the cost basis and the fair value of the marketable securities we held was $3.1 million. The difference between the cost basis and fair value of $51,000, net of taxes of $18,000, is recorded as an unrealized investment loss. At January 31, 2006, marketable securities were comprised of equity securities. During the quarter ended January 31, 2006, we also invested in investment-grade government and commercial debt securities purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. The objectives of our cash management policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. Consistent with our investment policy, effective investment maturities of these investments did not exceed 24 months at the date of purchase. As of January 31, 2006 we did not hold any debt securities as these securities had all matured during the quarter. During the quarter ended January 31, 2006, sales of marketable securities resulted in gains of $793,000.

We also hold strategic investments in two private technology venture limited partnerships that are accounted for under the equity method. During the three months ended January 31, 2006 and 2005, we recorded a $784,000 loss reflecting our pro rata share of the limited partnerships’ net losses and a $34,000 gain reflecting our pro rata share of the limited partnerships’ net income, respectively. These income and loss amounts are primarily based on the general partners’ estimates of the fair value of non-marketable securities held by the partnerships and, to a lesser extent, realized gains and losses from the partnerships’ disposal of securities.

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

Changes in our accrued warranty balance for the three months ended January 31, 2006 are as follows (in thousands):

Balance at October 31, 2005	$6,392
Accruals for warranties issued	2,943
Settlements during the period	(2,779)

Balance at January 31, 2006	$6,556

Note 8. Exit costs

European Shared Services Reorganization

In February 2005, we began a reorganization of our European operations to create a shared services center in Switzerland. The purpose of this reorganization is to improve our ability to meet our customers’ needs; centralize our administrative support functions and operating and financial controls; streamline our reporting; and improve our operating cost model by streamlining and integrating overhead from several acquisitions. The reorganization impacts administrative team members, some of whom will be relocating within our European operations. The reorganization is expected to be substantially complete by the second quarter of fiscal 2006. The charges related to the reorganization are recorded in general and administrative expense. The activity for the quarter ended January 31, 2006 is as follows (in thousands):

	Workforce Reduction and Relocation Costs	Other Costs	Total
October 31, 2005	$454	$—	$454
Charges	71	—	71
Cash payments	(206)	—	(206)
Noncash adjustments	(3)	—	(3)

January 31, 2006	$316	$—	$316

We expect to record substantially all additional charges related to the reorganization during the second quarter of fiscal 2006 as follows (in thousands):

Workforce reduction and relocation costs	$150
Other costs	25

$175

Facility Exits

During fiscal 2001, we recorded a $2.3 million liability to reflect anticipated costs to exit a manufacturing and development site in Englewood, Colorado which was replaced by a larger facility in Englewood in fiscal 2002. These accrued costs represent our estimate of the net amount of lease payments related to unused capacity of the old facility.

During fiscal 2005, we recorded a $1.2 million liability to reflect anticipated costs to exit a research and development facility in Ithaca, New York, net of anticipated sublease income. These accrued costs represent our estimate of the net amount of lease and sublease payments related to abandonment of the facility.

The activity for the three months ended January 31, 2006 and 2005, respectively, for these facility exits is as follows (in thousands):

	Three months ended January 31,
	2006	2005
Balance at beginning of period	$1,074	$497
Cash payments	(87)	(81)

Balance at end of period	$987	$416

We believe the remaining accrual of $1.0 million at January 31, 2006 is adequate to cover the facility costs through the end of the lease terms at the respective facilities.

Note 9. Bank guarantee

To improve the efficiencies of our European operations, during 2005 we outsourced our logistics to a third party in the Netherlands. In connection with this outsourcing arrangement, we provided a bank guarantee, with a restricted euro cash balance as collateral, to a third party agent in the Netherlands. As of January 31, 2006 the restricted cash balance was approximately $197,000. This third party agent has taken responsibility for fiscal representation of ADIC in the Netherlands. The agreement with the agent includes this bank guarantee since the agent has liability for our international value-added tax with the Dutch taxing authorities. The bank guarantee may be increased or decreased based on assessments of the Dutch taxing authorities to the third party agent. The bank guarantee is an off-balance sheet arrangement.

Note 10. Recent accounting pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and became effective November 1, 2005. Adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004).” This statement addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. FAS 123(R) eliminates the ability to account for stock-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005. We adopted FAS 123(R) on November 1, 2005. The impact from our adoption of FAS 123(R) is further described in Notes 2 and 3.

In November 2005, the FASB issued final FASB Staff Position FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in FAS123(R) for stock-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123(R) using either the modified retrospective or modified prospective method. We elected to use this transition method to calculate our APIC pool at adoption of FAS 123(R).

In February 2006, the FASB issued final FASB Staff Position FAS No. 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” was finalized. The FSP amends FAS 123(R) for awards with contingent events that are not probable and outside the control of the employee that are settled in cash to classify such awards as an equity award. If the contingent event later becomes probable and the award had been reported as an equity award, the change in classification would be accounted for as a modification. This FSP did not have an impact on our financial statements or results of operations since we do not have such awards.

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

In November 2005, the FASB issued final FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For ADIC, the FSP is effective the second quarter of fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

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

A number of factors could cause our actual results to differ materially from those contained in the forward-looking statements. Risk factors are detailed in our Annual Report on Form 10-K for the year ended October 31, 2005 filed with the Securities and Exchange Commission (SEC) on January 17, 2006 and are incorporated herein by reference. They include changes in global economic and political conditions; seasonal trends; our lack of backlog; increased competition and pricing pressures; our need to continually develop successful new products; uncertain results of research and development spending; reliance on tape technology for a substantial portion of our revenue; our strategy to extend products and services beyond the tape library market; our dependence on a limited number of global suppliers and contract manufacturers; our concentration of manufacturing in one location; our reliance on indirect sales channels and OEM sales; product liability risks; claims of infringement or other risks relating to development and use of intellectual property; the performance of our investments in other entities; our ability to retain key personnel; ongoing service obligations; our expectation that the adoption of FAS 123(R) will have a material impact on our results of operations; international operations; regulatory compliance and foreign currency fluctuations. The foregoing list of factors is not exhaustive. You should carefully consider these factors and other uncertainties and potential events described in the Risk Factors section of our Annual Report on Form 10-K and other documents filed from time to time with the SEC.

General

ADIC is a leading provider of Intelligent Storage™ solutions for the open systems marketplace. We design, market, sell and support hardware and software products that help a broad range of business and governmental organizations store, manage, access and protect their large-scale data more effectively. Currently, we derive substantially all of our revenue from the sale of tape and disk-based storage solutions, storage software, connectivity solutions and related services and support. We distribute our products primarily through value-added resellers (VARs), distributors and OEMs, and we also sell directly to certain end users.

Revenue for the first quarter of fiscal 2006 increased 8% from the same period a year ago to $119.2 million. This is a record for first quarter revenue and our second highest quarterly revenue in our history. Net income increased $3.7 million during the first quarter of fiscal 2006 to $3.5 million from a loss of $270,000 during the first quarter of fiscal 2005. The increase in net income was primarily the result of increased revenue and other income, with relatively similar gross profit margins and flat operating expenses compared to the first quarter of fiscal 2005.

The first quarter of our fiscal year typically represents a strong period for OEM revenues, as it includes the fiscal year-ends of our two largest OEM customers. This quarter’s results followed that trend, with OEM revenues increasing 16% from the fourth quarter of fiscal 2005 and 8% from the first quarter of fiscal 2005. Branded sales are typically weaker in the first quarter than the preceding fourth quarter as was the case this quarter. Branded revenues decreased 17% from the fourth quarter of fiscal 2005 but increased 7% from the first quarter of fiscal 2005. The decrease from the fourth quarter of fiscal

2005 was largely due to a seasonal slowdown in our Federal Systems business, while the increase from the prior year was primarily due to increased sales of our Scalar® i2000™ and other enterprise products.

Our newly released Scalar i500™ mid-range library also contributed to increased revenues from sales to both branded and OEM customers, although we believe it did cannibalize revenues from certain other products. In November 2005, we announced the first customer shipments of the Scalar i500, which is sold through branded channels, and closely related products that are sold through major OEM channels. We believe we are currently in a very favorable product cycle with our Scalar i2000 product’s performance and the current quarter sales of the Scalar i500 in branded and OEM channels.

Gross profit margin for the quarter decreased compared to the fourth quarter of fiscal 2005 primarily due to lower branded revenues after our record branded revenues in the fourth quarter. Gross profit compared to the first quarter of fiscal 2005 was down very slightly. The slight decrease was the net result of reduced service margins partially offset by higher product margins compared to the first quarter of fiscal 2005. Operating expenses for the quarter were flat compared to the first quarter of fiscal 2005 despite the inclusion of non-cash stock-based compensation recognized in the first quarter of fiscal 2006.

During the quarter, sales and marketing expenses increased compared to the first quarter of fiscal 2005 primarily due to higher personnel-related costs, including stock-based compensation. Research and development expenses decreased compared to the prior year primarily due to lower material and prototype costs associated with product development efforts. Our general and administrative expenses increased during the three months ended January 31, 2006 primarily as a result of higher personnel costs, including stock-based compensation.

We consider total cash and marketable securities and net cash provided by operating activities important measures of our financial position and performance. Total cash and marketable securities grew to $265.3 million at the end of the period compared to $252.6 million at October 31, 2005 and $245.4 million at January 31, 2005. Net cash provided by operating activities was $15.0 million and $15.3 million for the first quarter of fiscal 2006 and 2005, respectively.

We expect to continue to make investments in research and development and sales and marketing in order to remain competitive and to solidify our market position as a provider of intelligent storage solutions. We have made and continue to make advances in transforming our business from one that historically was focused on tape libraries to one with a broad portfolio of technologies and channels necessary to support software, disk and tape-based solutions in the rapidly evolving backup and archive storage markets. We believe the success of our iLayer products confirms our ongoing investment in intelligent storage solutions. Our ability to serve broader markets with enterprise-level products and software and to continue to develop technologically sophisticated, higher-margin branded products will continue to be key to our future success. We have shifted our research and development efforts to the highest growth opportunities in our markets, with emphasis on both software and hardware products. In addition, we view a comprehensive global service and support offering as an integral component of our strategy and our total customer solution. Service infrastructure and technology investment have been, and are expected to continue to be, major priorities, as we scale to meet our organizational growth and the needs of our expanding installed base of customers in new geographies.

The competition in our industry is strong and we must constantly work to reduce the cost of our existing products while retaining high quality standards and reliability. We outsource the production of our Scalar i500 and entry-level products and a portion of the repair of these products to third party manufacturers to allow us to take advantage of our suppliers’ economies of scale in component purchasing, manufacturing, test and other areas associated with production of our higher volume, lower margin products.

Our cost reduction efforts also include reorganization of our research and development and European operations. The research and development reorganization was completed in the fourth quarter of fiscal 2005. During the first quarter of fiscal 2006 we had lower personnel and facilities expenses in research and development related to these operations and we expect these operational efficiencies and lower costs to continue in fiscal 2006 and beyond. We anticipate our European operations reorganization to be substantially complete in the second quarter of fiscal 2006. During the first quarter of fiscal 2006, we recorded $71,000 of charges related to this reorganization in general and administrative expense.

During the first quarter of fiscal 2006, we began recording the fair value of our stock-based compensation in our financial statements in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004).” Previous financial periods were not required to be revised to reflect this change. Stock-based compensation recognized under FAS 123(R) for the three months ended January 31, 2006 was $1.4 million, which reduced both basic and diluted earnings per share by $0.01. Stock-based compensation recorded during the quarter related to stock options and shares under our stock purchase plan. We anticipate an additional $6.6 million in stock-based compensation through fiscal 2010 for awards outstanding as of January 31, 2006. Additional impact resulting from adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be impacted by actual exercise behavior and the relative market prices at exercise.

Results of Operations

The following table presents our results of operations for the first quarter of fiscal 2006 and 2005. Percentage of revenue data is stated as a percentage of total revenue, except for product and service cost of revenue, which is stated as percentage of the applicable revenue type (in thousands, except for percentages):

	Three months ended January 31,
	2006		2005
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
Product	$105,342	88%	$97,630	88%
Service	13,899	12%	13,190	12%

	119,241	100%	110,820	100%

Cost of revenue:
Product	73,083	69%	68,535	70%
Service	11,106	80%	9,492	72%

	84,189	71%	78,027	70%

Gross profit	35,052	29%	32,793	30%

Operating expenses:
Sales and marketing	17,447	15%	16,682	15%
General and administrative	6,889	6%	6,273	6%
Research and development	9,849	8%	11,257	10%

	34,185	29%	34,212	31%

Operating profit (loss)	867	1%	(1,419)	-1%

Other income (expense):
Interest income	2,005	2%	1,045	1%
Gain on securities and investment transactions, net	9	0%	34	0%
Foreign currency transaction gains, net	109	0%	93	0%
Other	77	0%	(85)	0%

	2,200	2%	1,087	1%

Income (loss) before benefit for income taxes	3,067	3%	(332)	0%
Benefit for income taxes	(400)	0%	(62)	0%

Net income (loss)	$3,467	3%	$(270)	0%

Percentage columns may not add due to rounding.

Revenue. Product revenue includes sales of hardware and software data storage solutions. Service revenue includes revenue derived from contracts for field support provided to our branded-product customers. Product revenue increased 8% during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Product sales to both branded and OEM customers increased compared to the prior year. Growth in sales of the Scalar i2000 and other enterprise-level products comprised the majority of the increase in product revenue from branded customers. Our newly released Scalar i500 product also contributed to increased product revenues from sales to both branded and OEM customers. Service revenue increased 5% during the first quarter of fiscal 2006 compared to the same period of fiscal 2005 due to continued growth in our installed base of products at branded customers.

Total revenue increased 8% during the first quarter of fiscal 2006 from the comparable quarter of fiscal 2005. This increase is primarily the result of increased product sales as described above. During the first quarter of fiscal 2006, sales to branded and OEM customers increased 7% and 8%, respectively, compared to the same period a year ago. ADIC branded revenues represented 58% of revenue and sales to OEM customers comprised 42% of revenue for the first quarters of both fiscal 2006 and 2005. We expect total revenue for the second quarter of fiscal 2006 to be comparable to the first quarter of fiscal 2006 and anticipate our channel mix to shift toward a higher portion of branded revenues.

Gross Profit. Gross profit decreased to 29% of revenue for the three months ended January 31, 2006 compared to 30% of revenue for the same period in fiscal 2005. Gross profit margins depend on a number of factors, including sales channel and product mix, fixed infrastructure costs, price competition and tape drive costs. The slight decrease in gross profit as a percentage of sales during the first quarter of fiscal 2006 is the net result of reduced service margins partially offset by higher product margins.

Service margin decreased to 20% for the quarter ended January 31, 2006 from 28% for the quarter ended January 31, 2005, due to service costs increasing at a greater rate than service revenue growth. Service cost of revenue increases were primarily related to the cost of service contracts purchases from third-parties and our global services parts infrastructure, each of which represented approximately 40% of the increase. These types of costs increase as our customer base expands into new geographies.

Product gross margin increased to 31% compared to 30% in the prior year. During the first quarter of fiscal 2006, our product mix had a higher proportion of our higher-margin enterprise-class product sales than the comparable period in fiscal 2005. Our channel mix was relatively constant with the same portion of sales to branded and OEM customers in the first quarter of both fiscal 2006 and 2005.

We anticipate an improving gross margin during fiscal 2006 as we continue to execute our strategy of shifting our channel and product mix by focusing on higher-margin sales and increasing sales of our newer, more technologically sophisticated products. New products tend to have lower gross profit margins in the first months after release, improving as volumes increase. We anticipate our newly released Scalar i500 will have margin improvement later in fiscal 2006. We expect service margin will continue to be volatile quarter to quarter as it has a small cost base, and costs will tend to increase as we penetrate new markets.

Sales and Marketing Expenses. Sales and marketing expenses increased in absolute dollars yet remained flat as a percentage of revenue during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase was primarily due to increased personnel-related costs, largely $378,000 of stock-based compensation. We expect sales and marketing expenditures to increase moderately in the second quarter of fiscal 2006 due to promotional activities and increased headcount.

General and Administrative Expenses. General and administrative expenses increased in absolute dollars and remained flat as a percentage of revenue during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase was primarily due to higher personnel costs, including approximately $328,000 in stock-based compensation. We expect general and administrative expenses to remain relatively flat during the second quarter of fiscal 2006.

Research and Development Expenses. Research and development expenses decreased in absolute dollars and as a percentage of revenue during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The decrease is primarily due to lower material and prototype costs associated with product development efforts. We closed two research and development facilities during fiscal 2005, which reduced related facilities and personnel expenses in the first quarter of fiscal 2006 compared to the prior year. The decreases were partially offset by the inclusion of $408,000 of stock-based compensation expense. We expect research and development expenses to increase slightly during the second quarter of fiscal 2006.

Other Income. Other income primarily consists of interest income net foreign currency transaction gains and net gains on securities and investment transactions. The increase in interest income is primarily the result of higher interest rates during the first quarter of fiscal 2006. Our foreign currency transaction gains are the result of the euro strengthening against the dollar during both the first quarter of fiscal 2006 and 2005, respectively. Our net foreign currency transaction gains are impacted by fluctuations in the currency markets, and there is no assurance that we will continue to experience gains in the future. The net gain on securities and investment transactions during the first quarter of fiscal 2006 is the net result of gains on sales of marketable securities of $793,000 largely offset by $784,000 for our pro rata share of losses from our equity method investments. During the second quarter of fiscal 2006, we expect interest income to remain relatively flat. Net foreign currency transaction gains (losses) and net gain (loss) on securities and investment transactions will be driven by prevailing market conditions.

Benefit for Income Taxes. In the first quarter of fiscal 2006 and 2005 we had an effective tax benefit of 13% and 19%, respectively, although we had income before benefit for income taxes of $3.1 million for the first quarter of fiscal 2006, while we had $332,000 in losses before benefit for income taxes for the first quarter of fiscal 2005. The tax benefit for the first quarter of fiscal 2006 was the result of the reversal of a tax valuation allowance related to taxes paid outside the United States and the release of a tax contingency related to final resolution of state income tax issues. The effective tax rate includes tax expense (benefit) for various federal, state and international jurisdictions at statutory rates, which are reduced for tax benefits relating to our business credits, extraterritorial income exclusion and non-taxable interest income. For the remainder of fiscal 2006, we expect to record a provision for income tax expense; however, our effective tax rate may fluctuate based on a number of factors including variations in estimated taxable income in our geographic locations, unforeseen changes in the valuation of our net deferred tax assets, changes in our estimates regarding resolution of open tax matters or changes in tax laws or our interpretations of them.

Exit Costs

European Shared Services Reorganization

In February 2005, we began a reorganization of our European operations to create a shared services center in Switzerland. The purpose of this reorganization is to improve our ability to meet our customers’ needs; centralize our administrative support functions and operating and financial controls; streamline our reporting; and improve our operating cost model by streamlining and integrating overhead from several acquisitions. The reorganization will impact administrative team members, some of whom will be relocating within our European operations. The reorganization is expected to be substantially complete by the second quarter of fiscal 2006. The charges related to the reorganization are recorded in general and administrative expense. The activity for the quarter ended January 31, 2006 is as follows (in thousands):

	Workforce Reduction and Relocation Costs	Other Costs	Total
October 31, 2005	$454	$—	$454
Charges	71	—	71
Cash payments	(206)	—	(206)
Noncash adjustments	(3)	—	(3)

January 31, 2006	$316	$—	$316

We expect to record substantially all additional charges related to the reorganization during the second quarter of fiscal 2006 as follows (in thousands):

Workforce reduction and relocation costs	$150
Other costs	25

$175

Facility Exits

During fiscal 2001, we recorded a $2.3 million liability to reflect anticipated costs to exit a manufacturing and development site in Englewood, Colorado which was replaced by a larger facility in Englewood in fiscal 2002. These accrued costs represent our estimate of the net amount of lease payments related to unused capacity of the old facility.

During fiscal 2005, we recorded a $1.2 million liability to reflect anticipated costs to exit a research and development facility in Ithaca, New York, net of anticipated sublease income. These accrued costs represent our estimate of the net amount of lease and sublease payments related to abandonment of the facility.

The activity for the three months ended January 31, 2006 and 2005, respectively, for these facility exits is as follows (in thousands):

	Three months ended January 31,
	2006	2005
Balance at beginning of period	$1,074	$497
Cash payments	(87)	(81)

Balance at end of period	$987	$416

We believe the remaining accrual of $1.0 million at January 31, 2006 is adequate to cover the facility costs through the end of the lease terms at the respective facilities.

Liquidity and Capital Resources

The following table summarizes our statement of cash flows for the three months ended January 31, 2006 and 2005 (in thousands):

	Three months ended January 31,
	2006	2005
Beginning cash and cash equivalents	$131,554	$94,695
Net cash flows provided by (used in):
Operating activities	15,007	15,287
Investing activities	112,058	(25,432)
Financing activities	3,447	381
Effect of exchange rate changes on cash and cash equivalents	128	39

Net increase (decrease) in cash and cash equivalents	130,640	(9,725)

Ending cash and cash equivalents	$262,194	$84,970

During the first quarter of fiscal 2006, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization and a decrease in accounts receivable, which were offset by a decrease in accounts payable and an increase in inventories. Accounts receivable decreased primarily due to collections from our customers and a reduction in sales from the prior quarter. Accounts payable decreased primarily due to the timing of payments to suppliers. We increased our inventory, principally raw materials, during the first quarter of fiscal 2006 primarily to meet expected increases in demand for our iLayer products.

During the first quarter of fiscal 2005, the difference between reported net loss and cash provided by operating activities was primarily due to depreciation and amortization, decreases in accounts receivable and inventories and an increase in deferred revenue, which were offset by a decrease in accounts payable and an increase in service parts for maintenance. Accounts receivable decreased primarily due to the timing of sales to and collections from our branded customers. The decrease in inventories was primarily due to a reduction in finished goods held at third-party warehouses for certain OEM customers. Deferred revenue increased due to increased sales of hardware service contracts and software maintenance contracts, which are typically billed at the beginning of the contract term and recognized as revenue over the contract period. Accounts payable decreased primarily due to the timing of payments to suppliers. The increase in service parts for maintenance relates to the support for our growing installed base of products and customers.

Cash flows provided by (used in) investing activities included proceeds from securities transactions, primarily the maturities of marketable debt securities and sale of marketable equity securities of $354.6 million and $46.6 million for the first quarter of 2006 and 2005, respectively. These proceeds were offset by purchases of marketable securities of $237.0 million and $68.8 million during the first quarter of fiscal 2006 and 2005, respectively, and $477,000 and $429,000 of investments in non-marketable securities of non-public technology businesses during the first quarter of fiscal 2006 and 2005, respectively. Investments in property, plant and equipment were $5.1 million and $2.8 million during the first three months of fiscal 2006 and 2005, respectively. Capital expenditures during the first quarter of fiscal 2006 were primarily related to Scalar i500 test and manufacturing equipment and assets to support our advanced solution product development. Capital expenditures during the first quarter of fiscal 2005 were comprised primarily of computer hardware and software for our global information technology infrastructure and to support initiatives within our global services organization and tooling and equipment related to new product introductions.

We generated cash from financing activities through the receipt of proceeds from the exercise of stock options of $3.0 million and $381,000 during the first quarter of fiscal 2006 and 2005, respectively. Excess tax benefit from the exercise of stock options during the quarter was due to the requisite reclassification of this benefit from operating activities following implementation of FAS 123(R).

At January 31, 2006, our cash and cash equivalents totaled $262.2 million, up from $131.6 million at October 31, 2005. At January 31, 2006, our cash and cash equivalents and marketable securities totaled $265.3 million, up from $252.6 million at October 31, 2005. Our working capital, the difference between current assets and current liabilities, was $289.6 million at January 31, 2006 compared to $283.0 million at October 31, 2005. The ratio of current assets to current liabilities was 3.6 to 1 and 3.4 to 1 at January 31, 2006 and October 31, 2005, respectively.

We have not had significant changes to our contractual cash obligations as disclosed in our Annual Report on Form 10-K for the year ended October 31, 2005. We have contractual obligations related to operating leases, purchase obligations primarily consisting of accounts payable to our vendors and two remaining annual payments of $200,000 for a $1.0 million patent license. We also have obligations representing workforce reduction and relocation costs associated with our European reorganization as described above.

Based on our strong cash position, anticipated profitable operations and planned expenditures, including further investment in our advanced solutions product development strategy, we believe that our existing cash and cash equivalents, marketable securities and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. However, cash flows from operations could be negatively impacted by a decrease in demand for our products as a result of rapid technological changes and other risks. Over the longer term, we may choose to fund our operations through the issuance of additional equity or debt financing. The issuance of equity or convertible debt securities could result in dilution to our stockholders, and we cannot provide any assurance that such additional long-term financing, if required, could be completed on favorable terms.

We continue to evaluate possible acquisitions of, or investments in businesses, products or technologies that we believe are strategic, which may require the use of cash. In addition, we have made and expect to continue to make investments in companies with whom we have identified potential synergies.

Off-Balance Sheet Arrangements

As of January 31, 2006, we had commitments to provide an additional $1.8 million in capital funding towards strategic investments we currently hold in two limited partnership venture capital funds. We will invest funds as requested until our remaining commitments are satisfied.

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

To improve the efficiencies of our European operations, during 2005 we outsourced our logistics to a third party in the Netherlands. In connection with this outsourcing arrangement, we provided a bank guarantee, with a restricted euro cash balance as collateral, to a third party agent in the Netherlands. As of January 31, 2006 the restricted cash balance was approximately $197,000. This third party agent has taken responsibility for fiscal representation of ADIC in the Netherlands. The agreement with the agent includes this bank guarantee since the agent has liability for our international value-added tax with the Dutch taxing authorities. The bank guarantee may be increased or decreased based on assessments of the Dutch taxing authorities to the third party agent. The bank guarantee is an off-balance sheet arrangement.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies that involve significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended October 31, 2005. New critical accounting policies that involve significant judgments and estimates are disclosed below.

On November 1, 2005, we adopted FAS 123(R) which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. Under FAS 123(R), we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FAS 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk. The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $2.9 million decrease in income before benefit for income taxes during the first three months of fiscal 2006. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries. To hedge this exposure, we may enter into forward-currency exchange contracts from time to time. Such contracts provide for the exchange of one currency for another at an agreed-upon price at an agreed-upon settlement date. We had no such contracts outstanding as of January 31, 2006.

Interest Rate Risk

From time to time we invest in marketable debt securities as part of our cash management policy and not for trading purposes. We also invest in auction rate securities which have variable interest rates that typically reset every 7 to 49 days. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of January 31, 2006, we did not hold any debt securities, although we did hold them during the three month period then ended. A hypothetical 10% adverse change in interest rates applied to our marketable debt securities during the three months ended January 31, 2006 would have resulted in a decrease of approximately $151,000 in income before benefit for income taxes.

Market Risk

From time to time we invest in equity securities of public companies and have classified these securities as available for sale. These investments are subject to fluctuations in fair value due to the volatility of the stock market, the industries in which these companies operate and the performance of the individual companies. As of January 31, 2006, we had available for sale equity investments with a fair value and cost basis of $3.1 million. We strive to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a non-cash impact on our financial position and operating results in future periods. A hypothetical 10% adverse change in the stock price of our marketable equity securities would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, and they have determined that as of January 31, 2006 our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended January 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We have had no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2005 filed on January 17, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Subsequent to our press release for the first quarter of fiscal 2006 filed on Form 8-K with the Securities and Exchange Commission on February 16, 2006, we were advised that our equity investment funds had a reduction in value as of their December 31, 2005 year-end. Our pro-rata share of the reduction was approximately $750,000. We adjusted our tax benefit for this valuation change and for certain other estimates inherent in the tax benefit, which reduced our tax benefit approximately $194,000. Both the valuation adjustment and the tax benefit adjustment are included in our condensed consolidated financial statements in this Form 10-Q for the quarter ended January 31, 2006. Basic and diluted earnings per share decreased $0.01 per share to $0.06 per share as a result of these adjustments.

Item 6.	Exhibits

See Exhibit Index on page 28.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: March 13, 2006	/s/ PETER H. VAN OPPEN
Peter H. van Oppen, Chair and Chief Executive Officer (Principal Executive Officer)

Dated: March 13, 2006	/s/ JON W. GACEK
Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.