Form 10-Q
period 2006-04-30
ADVANCED DIGITAL INFORMATION CORP
filed 2006-05-31
CIK 770403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

The total shares of common stock without par value outstanding as of April 30, 2006 is 62,049,179.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Advanced Digital Information Corporation

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	April 30, 2006	October 31, 2005
Assets
Current assets:
Cash and cash equivalents	$261,328	$131,554
Accounts receivable, net of allowances of $1,675 in 2006 and $1,929 in 2005	90,092	105,879
Inventories, net	26,270	26,218
Short-term marketable securities	2,661	121,025
Note receivable	5,046	—
Prepaid expenses and other	7,802	4,577
Deferred income taxes	11,569	11,318

Total current assets	404,768	400,571
Property, plant and equipment, net of accumulated depreciation of $52,856 in 2006 and $44,781 in 2005	42,293	42,499
Service parts for maintenance, net of accumulated amortization of $40,313 in 2006 and $37,688 in 2005	24,967	26,491
Deferred income taxes	21,201	19,227
Investments	2,930	3,485
Goodwill	2,596	2,596
Intangible and other assets, net of accumulated amortization of $4,048 in 2006 and $3,658 in 2005	833	1,218

	$499,588	$496,087

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,581	$56,991
Accrued liabilities	17,362	19,230
Income taxes payable	1,648	1,416
Current portion of deferred revenue	40,641	39,910

Total current liabilities	107,232	117,547
Long-term deferred revenue	19,266	18,242
Other long-term liabilities	200	400
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 160,000,000 shares authorized, 62,049,179 issued and outstanding (61,455,694 in 2005)	223,735	216,268
Retained earnings	147,811	142,150
Accumulated other comprehensive income:
Cumulative translation adjustment	1,121	770
Unrealized investment gains	223	710

Total shareholders’ equity	372,890	359,898

	$499,588	$496,087

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Revenue:
Product	$101,568	$92,047	$206,910	$189,677
Service	14,828	14,124	28,727	27,314

	116,396	106,171	235,637	216,991

Cost of revenue:
Product ($153 and $330 in stock-based compensation in the respective periods of 2006, $0 in 2005)	72,312	63,268	145,395	131,803
Service ($112 and $216 in stock-based compensation in the respective periods of 2006, $0 in 2005)	11,872	10,167	22,978	19,659

	84,184	73,435	168,373	151,462

Gross profit	32,212	32,736	67,264	65,529

Operating expenses:
Sales and marketing ($423 and $801 in stock-based compensation in the respective periods of 2006, $0 in 2005)	17,935	16,227	35,382	32,909
General and administrative ($267 and $595 in stock- based compensation in the respective periods of 2006, $0 in 2005)	6,218	6,418	13,107	12,691
Research and development ($344 and $752 in stock- based compensation in the respective periods of 2006, $0 in 2005)	8,975	10,050	18,824	21,307

	33,128	32,695	67,313	66,907

Operating profit (loss)	(916)	41	(49)	(1,378)

Other income (expense):
Interest income	2,079	1,270	4,084	2,315
Gain (loss) on securities and investment transactions, net	46	(36)	55	(2)
Foreign currency transaction gains (losses), net	2,330	(225)	2,439	(132)
Other	55	(202)	132	(287)

	4,510	807	6,710	1,894

Income before provision for income taxes	3,594	848	6,661	516
Provision for income taxes	1,400	115	1,000	53

Net income	$2,194	$733	$5,661	$463

Basic net income per share	$0.04	$0.01	$0.09	$0.01

Diluted net income per share	$0.04	$0.01	$0.09	$0.01

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended April 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,661	$463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,673	12,901
Bad debt expense	(172)	454
Inventory obsolescence	2,120	924
(Gain) loss on securities and investment transactions	(55)	2
Gain on foreign exchange option contract	(1,098)	—
Accrued interest on note receivable	(46)	—
Stock-based compensation	2,694	—
Deferred income taxes	(1,846)	185
Tax benefit from exercise of stock options	—	72
Excess tax benefit from exercise of stock options	(443)	—
Other	(54)	32
Change in assets and liabilities:
Accounts receivable	15,342	8,257
Inventories	(1,126)	7,364
Prepaid expenses and other assets	(1,940)	(2,028)
Service parts for maintenance	(3,747)	(4,326)
Accounts payable	(10,435)	(5,708)
Accrued liabilities	(2,005)	(589)
Income taxes	666	153
Deferred revenue	1,218	3,757

Net cash provided by operating activities	18,407	21,913

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,883)	(7,057)
Purchase of marketable securities	(563,428)	(163,022)
Proceeds from maturities of marketable securities	668,770	108,525
Proceeds from sales of marketable securities	13,465	—
Issuance of note receivable	(5,000)	—
Purchase of other investments	(582)	(429)

Net cash provided by (used in) investing activities	105,342	(61,983)

Cash flows from financing activities:
Proceeds from issuance of common stock for stock options and Stock Purchase Plan	4,330	1,784
Repurchase of common stock	—	(8,516)
Excess tax benefit from exercise of stock options	443	—

Net cash provided by (used in) financing activities	4,773	(6,732)

Effect of exchange rate changes on cash and cash equivalents	1,252	(188)

Net increase (decrease) in cash and cash equivalents	129,774	(46,990)
Cash and cash equivalents at beginning of period	131,554	94,695

Cash and cash equivalents at end of period	$261,328	$47,705

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six months ended April 30, 2006

(In thousands)

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 31, 2005	61,456	$216,268	$142,150	$1,480	$359,898
Purchases under Stock Purchase Plan	157	1,180			1,180
Exercise of stock options, including tax benefit of $443	436	3,593	—	—	3,593
Stock-based compensation		2,694	—	—	2,694
Comprehensive income (loss):
Net income	—	—	5,661	—	—
Change in unrealized investment gains:
Reclassification adjustment: gain included in net income, net of tax of $417	—	—	—	(775)	—
Unrealized investment gains, net of tax of $155	—	—	—	288	—
Change in foreign currency translation adjustment	—	—	—	351	—
Total comprehensive income	—	—	—	—	5,525

Balance at April 30, 2006	62,049	$223,735	$147,811	$1,344	$372,890

See the accompanying notes to these condensed consolidated financial statements.

Advanced Digital Information Corporation

Notes to Interim Condensed Consolidated Financial Statements

April 30, 2006

(Unaudited)

Note 1. Financial statement presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of Advanced Digital Information Corporation and its subsidiaries (ADIC or the Company). All significant intercompany transactions, balances and profits have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In our opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six month periods ended April 30, 2006 are not necessarily indicative of results to be expected for a full year.

Note 2. Summary of significant accounting policies

The significant accounting policies used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended October 31, 2005. Additional significant accounting policies for fiscal 2006 are disclosed below.

Stock-based Compensation

On November 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004),” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. FAS 123(R) supersedes previous accounting under FAS 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for fiscal years beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to application of FAS 123(R). We have applied the provisions of SAB 107 in our adoption of FAS 123(R).

We adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of our 2006 fiscal year. We also elected to use the method available under FASB Staff Position FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in FAS 123(R) for stock-based payments. In accordance with the modified prospective transition method, our condensed consolidated financial statements for periods prior to the first quarter of fiscal 2006 have not been restated to reflect this change. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the three and six months ended April 30, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, October 31, 2005 and stock-based awards granted subsequent to October 31, 2005. The compensation cost for awards granted prior to October 31, 2005 is based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 while awards granted after October 31, 2005 follow the provisions of FAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted to team members during the three and six months ended April 30, 2006 and 2005 vest 25% per year over four years and have contractual terms of five and ten years, respectively. Certain options granted to the board of directors during the three months ended April 30, 2006 and 2005 vest in approximately one year and have contractual terms of five and ten years, respectively. Stock purchases under our stock purchase plan have an expected life of six months, which is equal to the offering period.

Expected Volatility. We estimate the volatility of our common stock based on the historical volatility of our common stock. The volatility factor we use in the Black-Scholes option valuation model is based on our historical stock prices over the most recent period commensurate with the estimated expected life of the award.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Expected life (in years)	3.0	6.0	3.0	6.0
Expected volatility	46%	75%	48%	76%
Risk-free interest rate	4.72%	4.11%	4.50%	3.95%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	13%	13%	26%	23%
Fair value	$3.23	$5.96	$3.54	$6.24

The fair value of each share purchased under our stock purchase plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results for shares granted during the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Expected life (in years)	0.5	0.5	0.5	0.5
Expected volatility	29%	48%	29%	48%
Risk-free interest rate	4.79%	3.09%	4.79%	3.09%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	0%	0%	0%	0%
Fair value	$2.03	$2.35	$2.03	$2.35

Stock-based Compensation Under FAS 123(R)

The following table summarizes stock-based compensation expense related to stock-based awards under FAS 123(R) for the three and six months ended April 30, 2006 which was incurred as follows (in thousands):

	Three months ended April 30, 2006	Six months ended April 30, 2006
Stock-based compensation:
Cost of revenue	$265	$546
Sales and marketing	423	801
General and administrative	267	595
Research and development	344	752

Total stock-based compensation	$1,299	$2,694

The following table presents the impact of our adoption of FAS 123(R) on selected line items from our condensed consolidated financial statements for the three and six months ended April 30, 2006 (in thousands, except per share amounts):

	Three months ended April 30, 2006		Six months ended April 30, 2006
	As Reported Following FAS 123 (R)	If Reported Following APB 25	As Reported Following FAS 123 (R)	If Reported Following APB 25
Condensed consolidated statement of operations:
Operating profit (loss)	$(916)	$383	$(49)	$2,645
Income before provision for income taxes	3,594	4,893	6,661	9,355
Net income	2,194	3,038	5,661	7,412
Net income per share
Basic	0.04	0.05	0.09	0.12
Diluted	0.04	0.05	0.09	0.12
Condensed consolidated statement of cash flows:
Net cash provided by operating activities	3,400	3,416	18,407	18,850
Net cash provided by financing activities	1,326	1,310	4,773	4,330

Stock Option Activity

At April 30, 2006, we had five stock option plans. Additional information regarding these plans is disclosed in our Annual Report on Form 10-K for the year ended October 31, 2005. As of April 30, 2006, under all of our plans, options to purchase an aggregate of 4.3 million shares were outstanding, and options to purchase an additional 5.6 million shares were authorized for future grants under the plans. We issue new shares for option exercises.

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows (options in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 31, 2005	5,244	$10.06
Options granted	151	9.69
Options exercised	(436)	7.22
Options canceled	(190)	8.71
Options expired	(464)	15.36

Outstanding at April 30, 2006	4,305	$9.82	4.0 years	$1,736

Exercisable at April 30, 2006	2,289	$10.87	2.7 years	$1,043

At October 31, 2005, a total of 2.9 million options were exercisable at a weighted-average exercise price of $10.97. The aggregate intrinsic value of options outstanding at April 30, 2006 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 1.4 million options that had exercise prices that were lower than the $8.49 closing market price of our common stock at April 30, 2006. The total intrinsic value of options exercised during the three and six months ended April 30, 2006 was $53,000 and $1.3 million, respectively, determined as of the date of exercise.

The following table summarizes information about stock options outstanding at April 30, 2006 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.1230 - $ 3.4560	20	43 mos	$2.1212	20	$2.1212
$ 5.2550 - $ 7.7100	535	73 mos	$5.7192	308	$5.7052
$ 8.2600 - $ 11.5250	3,308	47 mos	$9.5612	1,561	$10.3057
$12.4400 - $18.0625	315	39 mos	$14.6236	273	$14.8638
$23.2050	127	1 mos	$23.2050	127	$23.2050

A summary of the changes in our non-vested options during the three and six month periods ended April 30, 2006 is presented below (in thousands, except for per share data):

	Three months ended April 30, 2006		Six months ended April 30, 2006
	Option Activity	Weighted Average Grant Date Fair Value	Option Activity	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	2,312	$5.05	2,395	$5.23
Options granted	49	3.20	151	3.54
Options canceled	(100)	5.02	(190)	5.07
Options vested	(245)	7.19	(340)	7.44

Non-vested at end of period	2,016	$4.74	2,016	$4.74

As of April 30, 2006, we had $5.8 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of 2.2 years.

Pro Forma Information Under FAS 123 and APB 25

Prior to fiscal 2006, we accounted for our stock-based compensation plans using the intrinsic value method prescribed in APB 25 and related Interpretations. No stock-based compensation was reflected in net income in the three and six months ended April 30, 2005, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, our net income and basic and diluted net income per share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Net income, as reported	$2,194	$733	$5,661	$463
Add: stock-based compensation included in net income, net of tax	844	—	1,751	—
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(844)	(1,714)	(1,751)	(3,484)

Pro forma net income (loss)	$2,194	$(981)	$5,661	$(3,021)

Basic net income (loss) per share:
As reported	$0.04	$0.01	$0.09	$0.01

Pro forma	$0.04	$(0.02)	$0.09	$(0.05)

Diluted net income (loss) per share:
As reported	$0.04	$0.01	$0.09	$0.01

Pro forma	$0.04	$(0.02)	$0.09	$(0.05)

Note 4. Earnings per share

For the three months ended April 30, 2006 and 2005, options to purchase 3.3 million and 3.7 million shares of common stock, which would be equal to 1.2 million and 1.9 million adjusted weighted average shares, respectively, were not included in the computation of diluted net income per share because they were antidilutive. The following table sets forth the computation of basic and diluted net income per share for the three and six months ended April 30, 2006 and 2005 (in thousands, except for per share data):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Numerator:
Net income	$2,194	$733	$5,661	$463

Denominator:
Denominator for basic net income per share—weighted average shares	61,997	63,313	61,808	63,556
Dilutive potential common shares from team member (employee) stock options	140	247	175	336

Denominator for diluted net income per share—adjusted weighted average shares and assumed conversions	62,137	63,560	61,983	63,892

Basic net income per share	$0.04	$0.01	$0.09	$0.01

Diluted net income per share	$0.04	$0.01	$0.09	$0.01

Note 5. Inventories

Inventories are comprised of the following (in thousands):

	April 30, 2006	October 31, 2005
Finished goods	$14,368	$14,818
Work-in-process	567	74
Raw materials	23,347	21,498

	38,282	36,390
Allowance for inventory obsolescence	(12,012)	(10,172)

	$26,270	$26,218

Note 6. Investments in marketable securities and other investments

At April 30, 2006, marketable securities were comprised of equity securities. During the three and six months ended April 30, 2006, we also invested in investment-grade government and commercial debt securities purchased in accordance with our cash management policy to generate a higher yield than cash equivalents. The objectives of our cash management policy are safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. Consistent with our investment policy, effective maturities of these investments did not exceed 24 months at the date of purchase. As of April 30, 2006 we did not hold any debt securities as these securities had all matured or been sold during the quarter. At April 30, 2006, the cost basis and the fair value of the marketable securities we held was $2.3 million and $2.7 million, respectively. The difference between the cost basis and fair value of $343,000, net of taxes of $120,000, is recorded as an unrealized investment gain. During the three and six months ended April 30, 2006, sales of marketable securities resulted in gains of $399,000 and $1.2 million, respectively. We did not sell any marketable securities during the three or six month periods ended April 30, 2005.

We also hold strategic investments in two private technology venture limited partnerships that are accounted for under the equity method. During the three months ended April 30, 2006 and 2005, we recorded losses of $353,000 and $36,000, respectively, reflecting our pro rata share of the limited partnerships’ net losses. During the six months ended April 30, 2006 and 2005, we recorded losses of $1.1 million and $2,000, respectively, reflecting our pro rata share of the limited partnerships’ net losses. These losses are primarily based on the general partners’ estimates of the fair value of non-marketable securities held by the partnerships and, to a lesser extent, realized gains and losses from the partnerships’ disposal of securities.

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

Changes in our accrued warranty balance for the six months ended April 30, 2006 are as follows (in thousands):

Balance at October 31, 2005	$6,392
Accruals for warranties issued	5,605
Settlements during the period	(5,575)

Balance at April 30, 2006	$6,422

Note 8. Exit costs

European Shared Services Reorganization

In February 2005, we began a reorganization of our European operations to create a shared services center in Switzerland. The purpose of this reorganization is to improve our ability to meet our customers’ needs; centralize our administrative support functions and operating and financial controls; streamline our reporting; and improve our operating cost model by streamlining and integrating overhead from several acquisitions. The reorganization impacted administrative team members, some of whom relocated within our European operations. The charges related to the reorganization are recorded in general and administrative expense. We incurred workforce reduction and relocation costs and did not incur facilities-related or other costs in connection with the reorganization. The activity for the three and six months ended April 30, 2006 and 2005 is as follows (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Balance at beginning of period	$316	$—	$454	$—
Charges	88	104	159	104
Cash payments	(120)	—	(326)	—
Noncash adjustments	(24)	—	(27)	—

Balance at end of period	$260	$104	$260	$104

Substantially all expected costs related to this reorganization were accrued as of April 30, 2006. We do not expect any significant additional costs in future quarters of fiscal 2006 or future years.

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

The activity for the three and six months ended April 30, 2006 and 2005 for these facility exits is as follows (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Balance at beginning of period	$987	$416	$1,074	$497
Cash payments	(51)	(86)	(138)	(167)

Balance at end of period	$936	$330	$936	$330

We believe the remaining accrual is adequate to cover the facility costs through the end of the lease terms at the respective facilities.

Note 9. Bank guarantee

To improve the efficiencies of our European operations, we outsourced our logistics during 2005 to a third party in the Netherlands. In connection with this outsourcing arrangement, we provided a bank guarantee, with a restricted euro cash balance as collateral, to a third party agent in the Netherlands. As of April 30, 2006 the restricted cash balance was approximately $197,000. This third party agent has taken responsibility for fiscal representation of ADIC in the Netherlands. The agreement with the agent includes this bank guarantee since the agent has liability for our international value-added tax with the Dutch taxing authorities. The bank guarantee may be increased or decreased based on assessments of the Dutch taxing authorities to the third party agent. The bank guarantee is an off-balance sheet arrangement.

Note 10. Rocksoft acquisition

On March 14, 2006, we entered into an Implementation Agreement with Rocksoft Limited, Mr. N.J. Johnson and Mr. R.N. Williams (“Rocksoft”) to acquire all of the issued capital of Rocksoft for approximately $63 million in cash. Rocksoft is an Australian company based in Adelaide, Australia with offices in the U.S. Rocksoft’s patented data de-duplication software finds and eliminates redundant data, changing the fundamental economics of disk-based data protection and data transmission by improving the utilization of disk resources and data transport networks.

The acquisition is subject to a number of closing conditions, including approval by Rocksoft’s shareholders and an Australian court. We have obtained the option to acquire a source code and patent license if the transaction does not close under certain conditions. In addition, we secured an option from significant shareholders of Rocksoft to directly acquire up to 19.9% of outstanding shares at the same price per share offered to all shareholders under the Implementation Agreement. Exercise of this option would not require Rocksoft shareholder or court approval.

In March 2006, we issued a $5 million note receivable to Rocksoft, which may be repaid or converted into Rocksoft shares. The note bears an interest rate of 7.5%, the prime rate as of the date the funds were advanced. The principal and accrued interest on the note is due June 30, 2007, although certain conditions enable us to require Rocksoft to repay the loan earlier. The note is recorded at book value on our Condensed Consolidated Balance Sheet and the $46,000 in accrued interest on the note is recorded in interest income on our Condensed Consolidated Statement of Operations.

The Implementation Agreement and other related documents were filed with the SEC on Form 8-K on March 15, 2006. We expect the transaction will be completed in July 2006.

Note 11. Foreign currency option

During the second quarter of fiscal 2006, we entered into a foreign currency option contract for Australian dollars that is a derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” The option was purchased to offset the currency risk of our acquisition of Rocksoft Limited. Since the option was entered into for a future business combination, it does not qualify for hedge accounting. We purchased the option for $1.3 million, and it had a fair value of $2.4 million at April 30, 2006. The option expires on the approximate date we anticipate completing the Rocksoft acquisition in July 2006. The foreign currency option is included at fair value in prepaid expenses and other assets on our Condensed Consolidated Balance Sheet, and $1.1 million in fair value gains on the option are recorded in foreign currency transaction gains (losses) on the Condensed Consolidated Statement of Operations.

Note 12. Subsequent events

On May 2, 2006, we entered into an Agreement and Plan of Merger (“Merger Agreement”) to be acquired by Quantum Corporation, a Delaware corporation (“Quantum”) for approximately $770 million in cash. Our shareholders have the option of electing up to 10% of the merger consideration in Quantum stock, subject to pro-rata limitations. The Merger Agreement and other related documents were filed with the SEC on Form 8-K by ADIC on May 5, 2006. The transaction is subject to customary closing conditions and regulatory approvals, as well as approval by ADIC shareholders. A proxy statement and prospectus and a registration statement on Form S-4 will be filed with the SEC containing additional information about the proposed merger. We expect the transaction to take approximately three to four months to close from the date the Merger Agreement was originally announced.

On May 18, 2006, a lawsuit was filed in King County Superior Court, Seattle, Washington, naming the Company and its directors as defendants. The lawsuit is a purported class action filed by Richard Carrigan on behalf of an alleged class of the Company’s shareholders. Plaintiff alleges, among other things, that the director defendants breached their fiduciary duties in approving the proposed acquisition of the Company by Quantum Corporation that was publicly announced on May 2, 2006. The suit seeks to enjoin the defendants from consummating the proposed acquisition and other relief.

Note 13. Recent accounting pronouncements

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

In September 2005, the EITF reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Under EITF 04-13, purchases and sales of inventory with the same counterparty should be considered a single nonmonetary transaction when transacted in contemplation of each other. Nonmonetary exchanges of inventory within the same line of business should be recognized at fair value when finished goods inventory is exchanged for the same or a different type of inventory within the same line of business. The EITF was effective for any transactions completed after March 15, 2006. Adoption of EITF 04-13 did not have a significant impact on our financial position or results of operations.

In November 2005, the FASB issued final FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For ADIC, the FSP became effective in the second quarter of fiscal 2006. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133 and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, and is effective for ADIC beginning in fiscal 2007. Adoption of this standard is not expected to have a significant impact on our financial position or results of operations.

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

A number of factors could cause our actual results to differ materially from those contained in the forward-looking statements. Risk factors are detailed in our Annual Report on Form 10-K for the year ended October 31, 2005 filed with the Securities and Exchange Commission (SEC) on January 17, 2006 and are incorporated herein by reference. They include changes in global economic and political conditions; seasonal trends; our lack of backlog; increased competition and pricing pressures; our need to continually develop successful new products; uncertain results of research and development spending; reliance on tape technology for a substantial portion of our revenue; our strategy to extend products and services beyond the tape library market; our dependence on a limited number of global suppliers and contract manufacturers; our concentration of manufacturing in one location; our reliance on indirect sales channels and OEM sales; product liability risks; claims of infringement or other risks relating to development and use of intellectual property; the performance of our investments in other entities; our ability to retain key personnel; ongoing service obligations; our expectation that the adoption of FAS 123(R) will have a material impact on our results of operations; international operations; successful acquisitions and integration of the acquired entity; regulatory compliance and foreign currency fluctuations. The foregoing list of factors is not exhaustive. You should carefully consider these factors and other uncertainties and potential events described in the Risk Factors section of our Annual Report on Form 10-K and other documents filed from time to time with the SEC.

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

On March 14, 2006, we entered into an agreement with Rocksoft Limited (“Rocksoft”), an Australian company based in Adelaide, Australia, to acquire all of the issued capital of Rocksoft for approximately $63 million in cash. Rocksoft’s patented data de-duplication software finds and eliminates redundant data, changing the fundamental economics of disk-based data protection and data transmission by improving the utilization of disk resources and data transport networks. This strategic acquisition is expected to allow us to help customers make more efficient and cost-effective use of both disk and tape storage as well as providing advantages in data transmission, including remote replication and wide area networking.

The acquisition is subject to a number of closing conditions, including approval by Rocksoft’s shareholders and an Australian court. We have obtained the option to acquire a source code and patent license if the transaction does not close under certain conditions. In addition, we secured an option from significant shareholders of Rocksoft to directly acquire up to 19.9% of outstanding shares at the same price per share offered to all shareholders under the Implementation Agreement. Exercise of this option would not require Rocksoft shareholder or court approval. We expect the transaction will be completed in July 2006.

Subsequent to our second fiscal quarter, on May 2, 2006, we entered into an Agreement and Plan of Merger (“Merger Agreement”) to be acquired by Quantum Corporation. Certain details of the transaction are available through materials filed with the SEC. A proxy statement and prospectus and a registration statement on Form S-4 will be filed with the SEC containing important information about the proposed merger. We expect the transaction to take approximately three to four months to close from the date the Merger Agreement was originally announced.

Revenue for the second quarter of fiscal 2006 increased 10% from the same period a year ago. In late April 2006, we announced we had shipped more than 2,000 units based on the Scalar® i500™ platform in its first five months of availability. Sales of our iLayer™ products, which include the Scalar i500 and Scalar i2000™-based libraries, to both OEM and branded customers were the primary driver of our increased revenues during the second quarter of fiscal 2006, offset in part by declines in our older library products. Revenues from our iLayer products comprised 47% and 39% of product sales in the second quarter and first six months of fiscal 2006, respectively.

Gross profit margin for the three months ended April 30, 2006 decreased compared to the same period in fiscal 2005. We believe the rapid production ramp and the initial configuration mix of the Scalar i500-based products as well as substitution from our existing products at the end of their lifecycles contributed to the decreased product margin. The effect of the decreased gross margin was partially mitigated by good expense control with a smaller than anticipated increase in sales and marketing costs and a decrease in research and development expenses.

Sales and marketing expenses increased compared to the second quarter of fiscal 2005 primarily due to higher personnel-related costs. Research and development expenses decreased compared to the same period in the prior year primarily due to lower personnel and facilities expenses. Our general and administrative expenses decreased during the three months ended April 30, 2006 primarily as a result of lower bad debt expense. Operating expenses for the quarter include $1.0 million of non-cash stock-based compensation while previous fiscal periods were not required to be revised to reflect this change.

Net income was $2.2 million in the second quarter of fiscal 2006 on sales of $116.4 million compared to net income of $733,000 on sales of $106.2 million during the same quarter of fiscal 2005. The increase in net income during the second quarter of fiscal 2006 was primarily the result of increased revenue and other income, with lower gross profit margins and relatively flat operating expenses compared to the same period in fiscal 2005.

We consider total cash and marketable securities and net cash provided by operating activities important measures of our financial position and performance. Total cash and marketable securities were $264.0 million at the end of the period compared to $252.6 million at October 31, 2005 and $240.4 million at April 30, 2005. Net cash provided by operating activities was $18.4 million and $21.9 million for the first six months of fiscal 2006 and 2005, respectively.

We expect to continue to make investments in research and development and sales and marketing in order to remain competitive and to solidify our market position as a provider of intelligent storage solutions. We have made and continue to make advances in transforming our business from one that historically was focused on tape libraries to one with a broad portfolio of technologies and channels necessary to support software, disk and tape-based solutions in the rapidly evolving backup and archive storage markets. We expect the pending Rocksoft acquisition upon closing will help advance this transformation. We believe the success of our iLayer products confirms our ongoing investment in intelligent storage solutions. Our ability to serve broader markets with mid-range and enterprise-level products and software and to continue to develop technologically sophisticated, higher-margin branded products will continue to be key to our future success. We have shifted our research and development efforts to the highest growth opportunities in our markets, with emphasis on both software and hardware products. In addition, we view a comprehensive global service and support offering as an integral component of our strategy and our total customer solution. Service infrastructure and technology investment have been, and are expected to continue to be, major priorities, as we scale to meet our organizational growth and the needs of our expanding installed base of customers.

The competition in our industry is strong and we must constantly work to reduce the cost of our existing products while retaining high quality standards and reliability. We outsource the production of our Scalar i500 and entry-level products and a portion of the repair of these products to third party manufacturers to allow us to take advantage of our suppliers’ economies of scale in component purchasing, manufacturing, testing and other areas associated with production of our higher volume, lower margin products.

Our cost reduction efforts also include reorganization of our research and development team and European operations. The research and development team reorganization was completed in the fourth quarter of fiscal 2005 and the European operations reorganization was substantially completed in the second quarter of fiscal 2006. During the second quarter of fiscal 2006 we had lower personnel and facilities expenses in research and development related to these operations and we expect these operational efficiencies and lower costs to continue in fiscal 2006 and beyond. During the second quarter of fiscal 2006, we recorded $88,000 of workforce reduction and relocation costs related to the European operations reorganization in general and administrative expense.

We began recording the fair value of our stock-based compensation in our financial statements in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” in the first quarter of fiscal 2006. Previous financial periods were not required to be revised to reflect this change. Stock-based compensation recognized under FAS 123(R) for the three and six months ended April 30, 2006 was $1.3 million and $2.7 million, respectively, which reduced both basic and diluted earnings per share by $0.01 and $0.03, respectively. Stock-based compensation recorded during the three and six months ended April 30, 2006 related to stock options and shares under our stock purchase plan. We anticipate $1.8 million in stock-based compensation in the remainder of fiscal 2006 and $4.0 million in subsequent years for awards outstanding as of April 30, 2006. Additional impact resulting from adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be impacted by actual exercise behavior and the relative market prices at exercise.

Results of Operations

The following table presents our results of operations for the second quarter of fiscal 2006 and 2005. Percentage of revenue data is stated as a percentage of total revenue, except for product and service cost of revenue, which is stated as percentage of the applicable revenue type (in thousands, except for percentages):

	Three months ended April 30,
	2006		2005
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
Product	$101,568	87%	$92,047	87%
Service	14,828	13%	14,124	13%

	116,396	100%	106,171	100%

Cost of revenue:
Product ($153 in stock-based compensation in 2006, $0 in 2005)	72,312	71%	63,268	69%
Service ($112 in stock-based compensation in 2006, $0 in 2005)	11,872	80%	10,167	72%

	84,184	72%	73,435	69%

Gross profit	32,212	28%	32,736	31%

Operating expenses:
Sales and marketing ($423 in stock-based compensation in 2006, $0 in 2005)	17,935	15%	16,227	15%
General and administrative ($267 in stock-based compensation in 2006, $0 in 2005)	6,218	5%	6,418	6%
Research and development ($344 in stock-based compensation in 2006, $0 in 2005)	8,975	8%	10,050	9%

	33,128	28%	32,695	31%

Operating profit (loss)	(916)	-1%	41	0%

Other income (expense):
Interest income	2,079	2%	1,270	1%
Gain (loss) on securities and investment transactions, net	46	0%	(36)	0%
Foreign currency transaction gains (losses), net	2,330	2%	(225)	0%
Other	55	0%	(202)	0%

	4,510	4%	807	1%

Income before provision for income taxes	3,594	3%	848	1%
Provision for income taxes	1,400	1%	115	0%

Net income	$2,194	2%	$733	1%

Percentage columns may not add due to rounding.

The following table presents our results of operations for the first six months of fiscal 2006 and 2005. Percentage of revenue data is stated as a percentage of total revenue, except for product and service cost of revenue, which is stated as percentage of the applicable revenue type (in thousands, except for percentages):

	Six months ended April 30,
	2006		2005
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
Product	$206,910	88%	$189,677	87%
Service	28,727	12%	27,314	13%

	235,637	100%	216,991	100%

Cost of revenue:
Product ($330 in stock-based compensation in 2006, $0 in 2005)	145,395	70%	131,803	69%
Service ($216 in stock-based compensation in 2006, $0 in 2005)	22,978	80%	19,659	72%

	168,373	71%	151,462	70%

Gross profit	67,264	29%	65,529	30%

Operating expenses:
Sales and marketing ($801 in stock-based compensation in 2006, $0 in 2005)	35,382	15%	32,909	15%
General and administrative ($595 in stock-based compensation in 2006, $0 in 2005)	13,107	6%	12,691	6%
Research and development ($752 in stock-based compensation in 2006, $0 in 2005)	18,824	8%	21,307	10%

	67,313	29%	66,907	31%

Operating loss	(49)	0%	(1,378)	-1%

Other income (expense):
Interest income	4,084	2%	2,315	1%
Gain (loss) on securities and investment transactions, net	55	0%	(2)	0%
Foreign currency transaction gains (losses), net	2,439	1%	(132)	0%
Other	132	0%	(287)	0%

	6,710	3%	1,894	1%

Income before provision for income taxes	6,661	3%	516	0%
Provision for income taxes	1,000	0%	53	0%

Net income	$5,661	2%	$463	0%

Percentage columns may not add due to rounding.

Revenue. Product revenue includes sales of hardware and software data storage solutions. Service revenue includes revenue derived from contracts for field support provided to our branded-product customers. Product revenue increased 10% during the second quarter of fiscal 2006 and 9% during the first six months of fiscal 2006 compared to the same periods of fiscal 2005. Strong sales of our iLayer products, which include both the Scalar i500 and Scalar i2000-based libraries, comprised the majority of the increase in product revenue from both OEM and branded customers, offset in part by declines in revenues from our older library products for both the three and six months ended April 30, 2006 compared to same periods of the prior year. Revenues from our iLayer products comprised 47% and 39% of product sales in the three and six months ended April 30, 2006, respectively. Service revenue increased 5% during both the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005 due to continued growth in our installed base of products at branded customers.

Total revenue increased 10% and 9% during the second quarter and first six months of fiscal 2006 from the same periods of fiscal 2005. These increases are primarily the result of increased product sales as described above. During the second quarter of fiscal 2006 sales to OEM and branded customers increased 17% and 5%, respectively, over the comparable prior year period and increased 12% and 6% for first six months of fiscal 2006, respectively over the comparable prior year period. ADIC branded revenues represented 58% of revenue, and sales to OEM customers comprised 42% of revenue, for both the second quarter and first six months of fiscal 2006. For the second quarter and first six months of fiscal 2005, ADIC branded revenues represented 60% and 59% of revenue, respectively, while sales to OEM customers comprised 40% and 41%, respectively.

Gross Profit. Gross profit decreased to 28% of revenue for the three months ended April 30, 2006 compared to 31% of revenue for the same period of fiscal 2005. For the six months ended April 30, 2006, gross profit was 29% of revenue compared to 30% of revenue for the same period of fiscal 2005. Gross profit margins depend on a number of factors, including sales channel and product mix, fixed infrastructure costs, price competition and tape drive costs. Gross profit was reduced by $265,000 and $546,000 in stock-based compensation for the second quarter and first six months of fiscal 2006. Two-thirds of the overall decline in gross profit as a percentage of sales during the second quarter of fiscal 2006 was attributable to lower product margins and one-third was due to lower service margins. Reduced service margins and product margins contributed evenly to the decrease in gross profit as a percentage of sales during the first six months of fiscal 2006.

Product gross margin decreased to 29% and 30% in the second quarter and first six months of fiscal 2006, respectively, compared to 31% for both comparable periods in the prior year. During the second quarter and first six months of fiscal 2006, we had significant sales of our new Scalar i500 product. We believe the rapid production ramp and the initial configuration mix of the Scalar i500-based products as well as substitution from our existing products at the end of their lifecycles contributed to the decreased product margin. Additionally, during both the second quarter and first six months of fiscal 2006, our channel mix had a higher proportion of sales to OEM customers and lower proportion of sales to branded customers than the comparable periods of fiscal 2005. Sales to OEM customers typically have lower margins than sales to branded customers, which include higher-margin enterprise-class products. We expect increased production efficiencies, volume procurement-related cost reductions and evolving configuration mix and a shift toward branded products to improve gross margins in the coming months.

Service margin decreased to 20% for the three and six months ended April 30, 2006 from 28% for both the three and six months ended April 30, 2005, due to service costs increasing at a greater rate than service revenue growth. Service cost of revenue increases were primarily related to service contract purchases from third parties and our global services parts infrastructure, each of which represented approximately 40% of the increase for both the second quarter and first six months of fiscal 2006. These types of costs increase as our customer base expands into new geographies.

Sales and Marketing Expenses. Sales and marketing expenses increased in absolute dollars yet remained flat as a percentage of revenue during both the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005. The increases were primarily due to increased personnel-related costs. Fiscal 2006 sales and marketing expenses included $423,000 and $801,000 of stock-based compensation in the second quarter and first six months, respectively.

General and Administrative Expenses. General and administrative expenses decreased in absolute dollars and as a percentage of revenue during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. The decrease was primarily due to lower bad debt expense resulting from strong customer collections offset in part by higher personnel-related expenses, including $267,000 in stock-based compensation. General and administrative expenses increased in absolute dollars and remained flat as a percentage of revenue during the first six months of fiscal 2006 compared to fiscal 2005. The increase was primarily due to higher personnel-related costs, including $595,000 in stock-based compensation, offset in part by lower bad debt expense.

Research and Development Expenses. Research and development expenses decreased in absolute dollars and as a percentage of revenue during both the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005. The second quarter decrease was primarily due to lower personnel and facilities expenses, and the decrease for the first six months of fiscal 2006 was primarily due to lower material and prototype costs associated with product development efforts. The decreases were partially offset by the inclusion of $344,000 and $752,000 of stock-based compensation during the second quarter and first six months of fiscal 2006, respectively. We closed two research and development facilities in the fourth quarter of fiscal 2005, which contributed to reduced related facilities and personnel expenses in both the second quarter and first six months of fiscal 2006.

Other Income. Other income primarily consists of interest income, net foreign currency transaction gains (losses) and net gains (losses) on securities and investment transactions. The increase in interest income is primarily the result of higher interest rates during both the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005. Our net foreign currency transaction gains for the second quarter and first six months of fiscal 2006 included a $1.1 million gain on a foreign currency option. We also had foreign currency transaction gains due to the euro strengthening against the dollar during both the second quarter and first six months of fiscal 2006. Our foreign currency transaction losses in the second quarter and first six months of fiscal 2005 were primarily the result of the dollar strengthening against the euro. Our net foreign currency transaction gains are impacted by fluctuations in the currency markets, and there is no assurance that we will experience gains in the future. The net gain on securities and investment transactions during the second quarter and first six months of fiscal 2006 is the net result of gains on sales of marketable securities of $399,000 and $1.2 million, respectively, largely offset by $353,000 and $1.1 million, respectively, for our pro rata share of losses from our equity method investments. The net losses on securities and investment transactions during both the second quarter and first six months of fiscal 2005 consisted of our pro rata share of losses from our equity method investments.

Provision for Income Taxes. In the second quarter of fiscal 2006 and 2005 we had an effective tax expense of 39% and 14%, respectively. In the first six months of fiscal 2006 and 2005 we had an effective tax expense of 15% and 10%, respectively. The effective tax rate includes tax expense or benefit for various federal, state and international jurisdictions at statutory rates, which are reduced for tax benefits relating to our business credits, extraterritorial income exclusion and non-taxable interest income. For the remainder of fiscal 2006, we expect to record a provision for income tax expense; however, our effective tax rate may fluctuate based on a number of factors including variations in estimated taxable income in our geographic locations, unforeseen changes in the valuation of our net deferred tax assets, changes in our estimates regarding resolution of open tax matters or changes in tax laws, including ratification of the research and development tax credit, or our interpretations of them.

Exit Costs

European Shared Services Reorganization

In February 2005, we began a reorganization of our European operations to create a shared services center in Switzerland. The purpose of this reorganization is to improve our ability to meet our customers’ needs; centralize our administrative support functions and operating and financial controls; streamline our reporting; and improve our operating cost model by streamlining and integrating overhead from several acquisitions. The reorganization impacted administrative team members, some of whom relocated within our European operations. The charges related to the reorganization are recorded in general and administrative expense. We incurred workforce reduction and relocation costs and did not incur facilities-related or other costs in connection with the reorganization. The activity for the three and six months ended April 30, 2006 and 2005 is as follows (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Balance at beginning of period	$316	$—	$454	$—
Charges	88	104	159	104
Cash payments	(120)	—	(326)	—
Noncash adjustments	(24)	—	(27)	—

Balance at end of period	$260	$104	$260	$104

Substantially all expected costs related to this reorganization were accrued as of April 30, 2006. We do not expect any significant additional costs in future quarters of fiscal 2006 or future years.

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

The activity for the three and six months ended April 30, 2006 and 2005 for these facility exits is as follows (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Balance at beginning of period	$987	$416	$1,074	$497
Cash payments	(51)	(86)	(138)	(167)

Balance at end of period	$936	$330	$936	$330

We believe the remaining accrual is adequate to cover the facility costs through the end of the lease terms at the respective facilities.

Liquidity and Capital Resources

The following table summarizes our statement of cash flows for the six months ended April 30, 2006 and 2005 (in thousands):

	Six months ended April 30,
	2006	2005
Beginning cash and cash equivalents	$131,554	$94,695
Net cash flows provided by (used in):
Operating activities	18,407	21,913
Investing activities	105,342	(61,983)
Financing activities	4,773	(6,732)
Effect of exchange rate changes on cash and cash equivalents	1,252	(188)

Net increase (decrease) in cash and cash equivalents	129,774	(46,990)

Ending cash and cash equivalents	$261,328	$47,705

During the first six months of fiscal 2006, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization and a decrease in accounts receivable, which were offset by a decrease in accounts payable. Accounts receivable decreased primarily due to collections from our customers and a reduction in sales. Accounts payable decreased primarily due to the timing of payments to suppliers.

During the first six months of fiscal 2005, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization and decreases in accounts receivable and inventories, which were offset by a decrease in accounts payable. Accounts receivable decreased primarily due to the timing of sales to and collections from both our OEM and branded customers. The decrease in inventories was primarily due to a reduction in finished goods held at third party warehouses for certain OEM customers. Accounts payable decreased primarily due to the timing of payments to suppliers.

Cash flows provided by (used in) investing activities included proceeds from securities transactions, primarily the maturities and sales of marketable securities of $682.2 million and $108.5 million for the first six months of 2006 and 2005, respectively. These proceeds were offset by purchases of marketable securities of $563.4 million and $163.0 million during the first six months of fiscal 2006 and 2005, respectively, and $582,000 and $429,000 of investments in non-marketable securities of non-public technology businesses during the first six months of fiscal 2006 and 2005, respectively. Investments in property, plant and equipment were $7.9 million and $7.1 million during the first six months of fiscal 2006 and 2005, respectively. Capital expenditures during the first six months of fiscal 2006 were primarily related to Scalar i500 test and manufacturing equipment and assets to support our advanced solution product development. Capital expenditures during the first six months of fiscal 2005 were comprised primarily of computer hardware and software for our global information technology infrastructure and to support initiatives within our global services organization and tooling and equipment related to new product introductions.

We generated cash from financing activities through the receipt of proceeds from the exercise of stock options of $4.3 million and $1.8 million during the first six months of fiscal 2006 and 2005, respectively. We repurchased $8.5 million of our common stock during the six months ended April 30, 2005 and there were no repurchases during the six months ended April 30, 2006. Excess tax benefit from the exercise of stock options during the year was due to the requisite reclassification of this benefit from operating activities following the requirements of FAS 123(R).

At April 30, 2006, our cash and cash equivalents totaled $261.3 million, up from $131.6 million at October 31, 2005. At April 30, 2006, our cash and cash equivalents and marketable securities totaled $264.0 million, up from $252.6 million at October 31, 2005. Our working capital, the difference between current assets and current liabilities, was $297.5 million at April 30, 2006 compared to $283.0 million at October 31, 2005. The ratio of current assets to current liabilities was 3.8 to 1 and 3.4 to 1 at April 30, 2006 and October 31, 2005, respectively.

Significant additions to our contractual cash obligations since disclosed in our Annual Report on Form 10-K for the year ended October 31, 2005 include our intent to purchase Rocksoft Limited, an Australian company, for approximately $63 million in cash. We expect the Rocksoft transaction to be completed in July 2006. We continue to have contractual obligations related to operating leases, purchase obligations primarily consisting of accounts payable to our vendors and two remaining annual payments of $200,000 for a $1.0 million patent license. We have accrued significantly all obligations representing workforce reduction and relocation costs associated with our European reorganization as described above.

Based on our strong cash position, anticipated profitable operations and planned expenditures, including further investment in our advanced solutions product development strategy, we believe that our existing cash and cash equivalents, marketable securities and anticipated cash flow from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. However, cash flows from operations could be negatively impacted by a decrease in demand for our products as a result of rapid technological changes and other risks as well as higher than anticipated costs related to the integration of Rocksoft.

Off-Balance Sheet Arrangements

As of April 30, 2006, we had commitments to provide an additional $1.7 million in capital funding towards strategic investments we currently hold in two limited partnership venture capital funds. We will invest funds as requested until our remaining commitments are satisfied.

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

To improve the efficiencies of our European operations, during 2005 we outsourced our logistics to a third party in the Netherlands. In connection with this outsourcing arrangement, we provided a bank guarantee, with a restricted euro cash balance as collateral, to a third party agent in the Netherlands. As of April 30, 2006 the restricted cash balance was approximately $197,000. This third party agent has taken responsibility for fiscal representation of ADIC in the Netherlands. The agreement with the agent includes this bank guarantee since the agent has liability for our international value-added tax with the Dutch taxing authorities. The bank guarantee may be increased or decreased based on assessments of the Dutch taxing authorities to the third party agent. The bank guarantee is an off-balance sheet arrangement.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk. The assets and liabilities of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $2.7 million decrease in income before provision for income taxes during the first six months of fiscal 2006. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our non-U.S. subsidiaries. To hedge this exposure, we may enter into forward-currency exchange contracts from time to time. Such contracts provide for the exchange of one currency for another at an agreed-upon price at an agreed-upon settlement date. We had one foreign currency option contract outstanding as of April 30, 2006, providing for the exchange of U.S. for Australian dollars in anticipation of the Rocksoft acquisition. A 10% adverse change in the exchange rate would reduce the value of this option $1.1 million, with a corresponding decrease in income before provision for income taxes.

Interest Rate Risk

From time to time we invest in marketable debt securities as part of our cash management policy and not for trading purposes. We also invest in auction rate securities which have variable interest rates that typically reset every 7 to 49 days. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As of April 30, 2006, we did not hold any debt securities, although we did hold them during the six month period then ended. A hypothetical 10% adverse change in interest rates applied to our marketable debt securities during the six months ended April 30, 2006 would have resulted in a decrease of approximately $314,000 in income before provision for income taxes.

Market Risk

From time to time we invest in equity securities of public companies and have classified these securities as available for sale. These investments are subject to fluctuations in fair value due to the volatility of the stock market, the industries in which these companies operate and the performance of the individual companies. As of April 30, 2006, we had available for sale equity investments with a fair value and cost basis of $2.7 million and $2.3 million, respectively. We strive to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a non-cash impact on our financial position and operating results in future periods. A hypothetical 10% adverse change in the stock price of our marketable equity securities would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, and they have determined that as of April 30, 2006 our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On May 18, 2006, a lawsuit was filed in King County Superior Court, Seattle, Washington, naming the Company and its directors as defendants. The lawsuit is a purported class action filed by Richard Carrigan on behalf of an alleged class of the Company’s shareholders. Plaintiff alleges, among other things, that the director defendants breached their fiduciary duties in approving the proposed acquisition of the Company by Quantum Corporation that was publicly announced on May 2, 2006. The suit seeks to enjoin the defendants from consummating the proposed acquisition and other relief.

Item 1A.	Risk Factors

The information presented below is an update to the “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 and should be read in conjunction therewith. Except as set forth below, there have been no material changes to the Risk Factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Risks Relating to the Proposed Merger with Quantum

Quantum and ADIC may be required to comply with material restrictions or conditions in order to obtain the regulatory approvals to complete the merger and any delays in obtaining regulatory approvals will delay and may possibly prevent the merger.

The merger is subject to review by the Antitrust Division of the U.S. Department of Justice and the U.S. Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and by certain antitrust authorities outside of the United States. Under the HSR Act, Quantum and ADIC are required to make pre-merger notification filings and await the expiration or early termination of the statutory waiting period prior to completing the merger.

The governmental entities from whom approvals are required may attempt to condition their approval of the merger, or of the transfer to Quantum of licenses and other entitlements, on the satisfaction of certain regulatory conditions that may have the effect of imposing additional costs on ADIC. These conditions could include a complete or partial license, divestiture, spin-off or the sale of certain assets or businesses, which may be on terms that are not as favorable to ADIC as may have been attainable absent the merger. Each of Quantum and ADIC are obligated under the merger agreement to take specified actions, subject to certain limitations, including selling or otherwise divesting certain of their properties or operations that would not be adverse and material to Quantum, ADIC or the benefits Quantum expects to gain by the merger, in order to obtain the required consents or approvals under the HSR Act and other antitrust regulations.

While Quantum and ADIC expect to obtain the required regulatory approvals, Quantum and ADIC cannot be certain that all of the required antitrust approvals will be obtained, nor can they be certain that the approvals will be obtained within the time contemplated by the merger agreement. A delay in obtaining the required approvals will delay and may possibly prevent the completion of the merger.

If the proposed merger is not completed, ADIC’s financial results and operations and the trading price of ADIC common stock may be adversely affected.

If the merger is not completed, ADIC will have expended significant resources for which it will have received little or no benefit. ADIC has incurred and will continue to incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of attorneys, accountants and ADIC’s financial advisors. In addition, ADIC has diverted significant management resources in an effort to complete the merger and ADIC is subject to restrictions contained in the merger agreement on the conduct of its business. Also, if the merger is not completed under certain circumstances specified in the merger agreement, ADIC is required to pay Quantum a break-up fee of $28.5 million.

As a result, if the merger is not completed, ADIC may experience negative reactions from the financial markets and ADIC’s customers, employees, and business, distribution, and technology partners. Such reactions may adversely affect ADIC’s financial results and operations and the trading price of ADIC common stock.

If Quantum is unable to finance the merger through available cash and additional financings, the completion of the merger will be jeopardized.

Quantum believes that it can fund the ADIC acquisition with internally available cash and investments, cash generated from operations and additional borrowings. While Quantum expects to be able to borrow the necessary additional funds on the basis of commitment letters entered into with KeyBank National Association, there can be no assurance that the required funds will be available to Quantum. If Quantum has difficulty obtaining or cannot obtain the necessary funding on acceptable terms and in a timely manner, the completion of the merger could be delayed or jeopardized.

General customer uncertainty related to the merger could harm ADIC.

ADIC’s customers may, in response to the announcement of the proposed merger, delay or defer purchasing decisions, or use the announcement as a basis to seek price concessions from ADIC. If ADIC’s customers delay or defer purchasing decisions, or threaten to do so in order to attain more favorable pricing, the revenues of ADIC could materially decline or any anticipated increases in revenue could be lower than expected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual shareholders meeting on March 15, 2006, two directors were reelected to the Board, each to hold office for three-year terms. The nominees received the following votes (there were no broker non-votes):

Nominee	Number of Votes For	Number of Votes Withheld
Christopher T. Bayley	56,614,614	1,286,171
Frank M. (“Pete”) Higgins	55,007,155	2,893,630

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index on page 31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED DIGITAL INFORMATION CORPORATION

Dated: May 31, 2006	/s/ PETER H. VAN OPPEN
Peter H. van Oppen, Chair and Chief Executive Officer (Principal Executive Officer)

Dated: May 31, 2006	/s/ JON W. GACEK
Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits	Reference

2.1	Implementation Agreement by and among Advanced Digital Information Corporation, Rocksoft Limited, Neil James Johnson and Ross Neil Williams dated March 14, 2006.	(A)

2.2	Option Deed by and between Advanced Digital Information Corporation and Neil James Johnson dated March 14, 2006.	(A)

2.3	Option Deed by and between Advanced Digital Information Corporation and Ross Neil Williams dated March 14, 2006.	(A)

31.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter H. van Oppen, Chair and Chief Executive Officer of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jon W. Gacek, Chief Financial Officer and Executive Vice President, Finance and Operations of Advanced Digital Information Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to designated exhibits to Form 8-K (File No. 000-21103), filed on March 15, 2006.